Form 10-Q
period 2013-12-31
CM Finance Inc
filed 2014-03-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36300

CM FINANCE INC

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Lexington Ave

Floor 26 Suite C

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of March 13, 2014 was 13,666,666.

CM FINANCE INC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CM Finance LLC and subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
	December 31,	June 30,
	2013	2013
Assets
Investments at fair value (amortized cost of $203,153,576 and $118,142,962 respectively)	$203,667,993	$119,209,284
Derivatives, at fair value (cost $0 and $0, respectively)	53,847	843,864
Cash, restricted	7,660,093	42,601,338
Due from broker	3,432,268	22,975,552
Interest receivable	1,554,011	1,012,042
Deferred debt issuance costs (net of accumulated amortization of $111,631 and $10,924, respectively)	820,348	296,056
Deferred offering costs	593,895	—

Total Assets	$217,782,455	$186,938,136

Liabilities and Members’ Capital
Due to broker	$1,136,034	$—
Notes payable	76,500,000	76,500,000
Derivatives, at fair value (cost $0 and $0, respectively)	53,847	843,864
Distributions payable	—	22,000,000
Interest payable	121,654	149,198
Accrued expenses	83,399	194,437

Total Liabilities	77,894,934	99,687,499

Members’ capital	139,887,521	87,250,637

Total Liabilities and Members’ Capital	$217,782,455	$186,938,136

CM Finance LLC and subsidiary

Consolidated Schedule of Investments

(Unaudited)

December 31, 2013

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Investments:
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
Active Media Services, Inc. Term Loan, L+9.50%, due 2/1/2018 (5)	Commercial Services	$5,000,000	$4,873,194	$4,925,000	3.53%

AM General, LLC Term Loan B, L+9.00%, due 3/22/2018 (5)	Automobiles and Components	15,200,000	14,997,698	13,224,000	9.45%

American Gaming Systems, Inc Term Loan, L+8.25%, due 12/31/2020	Entertainment and Leisure	15,000,000	14,552,275	14,550,000	10.40%

Crestwood Holdings, LLC Term Loan B-1, L+6.00%, due 6/19/2019 (5)	Pipelines	9,949,766	9,904,600	10,099,012	7.22%

Endeavour International Corporation Letter of Credit, 13%, due 6/30/2014 (5)	Oil and Gas	17,953,305	17,968,432	17,953,305	12.83%

Endeavour International Corporation Revolver 13%, due 6/30/2014 (5)	Oil and Gas	20,000,000	20,404,444	20,400,000	14.58%

MF Global Holdings, Ltd. Exit Facility, L+6.50%, due 12/4/2014 (4) (5)	Diversified Financial Services	9,134,940	8,986,068	9,134,940	6.53%

YRCW Receivables, LLC ABL Term Loan B, L+9.75%, due 9/30/2014 (5)	Trucking and Leasing	12,012,836	12,052,082	12,012,836	8.59%

Total Senior Secured First Lien Term Loans			103,738,793	102,299,093	73.13%

Senior Secured Second Lien Term Loans
Bennu Oil & Gas, LLC 2nd Lien L+9.00%, due 11/01/2018 (5)	Oil and Gas	8,982,857	8,959,104	9,027,772	6.45%

CT Technologies Intermediate Holdings, Inc, 2nd Lien, L+8.00%, due 10/05/2020 (5)	Healthcare-Products/ Services	12,000,000	11,826,326	12,000,000	8.58%

Telecommunications Management LLC 2nd lien, L+8.00%, due 10/30/2020 (5)	Telecommunications	8,831,169	8,755,272	8,919,481	6.38%

Telular Corporation 2nd Lien, L+8.00%, due 6/24/2020 (5)	Telecommunications	7,500,000	7,396,609	7,387,500	5.27%

TNS Inc., 2nd Lien, L+8.00%, due 8/14/2020 (5)	Telecommunications	7,862,500	7,867,906	7,941,125	5.68%

North American Lifting Holdings, Inc. 2nd Lien, L+9.00%, due 11/26/2021	Industrial	15,000,000	13,814,369	14,100,000	10.08%

Trident USA Health Services, LLC, 2nd Lien, L+9.00%, due 7/29/2020 (6)	Healthcare-Products/ Services	20,000,000	19,943,784	20,000,000	14.30%

Total Senior Secured Second Lien Term Loans			78,563,370	79,375,878	56.74%

Senior Secured Notes
Capitol Petroleum Group, 11.00% cash, 3.00% PIK, due 12/3/2019 (5)	Oil and Gas	10,332,565	10,162,110	10,125,913	7.24%

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2013

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Virgin America, Inc. Notes, 17.00% PIK due 6/9/2016	Airlines	$5,000,000	$4,854,276	$5,000,000	3.57%

Virgin America, Inc. Notes, 8.50% cash, 8.50% PIK, due 6/9/2016	Airlines	5,886,125	5,507,390	5,886,125	4.21%

Total Senior Secured Notes			20,523,776	21,012,038	15.02%

Warrants
Endeavour International Corporation	Oil and Gas	160,000	160,000	368,000	0.26%
$3.01 strike, due 4/30/18

Virgin America, Inc.	Airlines
$2.50 strike, due 5/10/43		513,333	184,116	408,126	0.29%
$3.50 strike, due 5/10/43		385,000	53,441	204,858	0.15%

Total Warrants			397,557	980,984	0.70%

Total Term Loans and Warrants			203,223,496	203,667,993	145.59%

Unfunded Obligations

MF Global Holdings, Ltd. Exit Facility 5.00%, due 12/4/2014 (4) (5)	Diversified Financial Services	(4,524,784)	(69,920)	—	0.00%

Total Unfunded Obligations			(69,920)	—	0.00%

Total Investments			$203,153,576	$203,667,993	145.59%

	Industry	Notional Amount	Amortized Cost	Fair Value	% of Members’ Capital (3)
Derivatives:
Assets
Embedded derivative - Notes Payable (7)	Diversified Financial Services	76,500,000	—	35,097	0.03%
Embedded derivative - Notes Payable (7)	Diversified Financial Services	50,000,000	—	18,750	0.01%

Total Assets			—	53,847	0.04%

Liabilities
Total Return Swap, L+2.85%, due 5/22/16 (7)	Diversified Financial Services	76,500,000	—	35,097	0.03%
Total Return Swap, 0.50%, due 12/4/15 (7)	Diversified Financial Services	50,000,000	—	18,750	0.01%

Total Assets			—	53,847	0.04%

Total Derivatives			—	—	0.00%

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2013

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are in U.S. based issuers.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Percentage is based on members’ capital of $139,887,521 as of December 31, 2013.
(4)	At the option of the issuer, this rate may be either 5.50% + the greater of the prime rate and the fed funds effective rate or L+6.50% for the funded amounts.
(5)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swap.
(6)	$15,000,000 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swap.
(7)	Refer to Note 5.c. for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Consolidated Schedule of Investments

June 30, 2013

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Investments:
Senior Secured First Lien Term Loans
Alcatel-Lucent USA Term Loan C, L+6.25%, due 1/30/2019 (5)	Telecommunications	$12,680,639	$12,621,632	$12,680,639	14.53%

AM General, LLC Term Loan B, L+9.00%, due 3/22/2018 (5)	Automobiles and Components	16,000,000	15,766,198	15,680,000	17.97%

Crestwood Holdings, LLC Term Loan B-1, L+6.00%, due 6/19/2019 (5)	Pipelines	10,000,000	9,950,368	10,050,000	11.52%

Endeavour International Corporation Letter of Credit, 13%, due 6/30/2014 (5)	Oil and Gas	17,953,305	17,972,433	17,953,305	20.59%

MF Global Holdings, Ltd. Exit Facility, L+6.50%, due 12/4/2014 (4), (5)	Diversified Financial Services	6,679,814	6,496,119	6,613,016	7.58%

YRCW Receivables, LLC ABL Term Loan B, L+9.75%, due 9/30/2014 (5)	Trucking and Leasing	12,074,283	12,139,434	12,255,397	14.05%

Total Senior Secured First Lien Term Loans			74,946,184	75,232,357	86.24%

Senior Secured Second Lien Term Loans
Telecommunications Management LLC 2nd lien, L+8.00%, due 10/30/2020 (5)	Telecommunications	8,000,000	7,922,272	8,100,000	9.28%

Telular Corporation 2nd Lien, L+8.00%, due 6/24/2020 (5)	Telecommunications	7,500,000	7,388,551	7,387,500	8.47%

TNS Inc., 2nd Lien, L+8.00%, due 8/14/2020 (5)	Telecommunications	7,862,500	7,920,381	7,960,781	9.12%

Total Senior Secured Second Lien Term Loans			23,231,204	23,448,281	26.87%

Senior Secured Notes
Capitol Petroleum Group, 11.00% cash, 3.00% PIK, due 12/3/2019 (5)	Oil and Gas	10,175,935	9,990,986	9,972,417	11.43%

Virgin America, Inc. Notes, 17.00% PIK due 6/9/2016	Airlines	5,000,000	4,824,216	5,000,000	5.73%

Virgin America, Inc. Notes, 8.50% cash, 8.50% PIK, due 6/9/2016	Airlines	5,425,073	4,968,213	5,425,074	6.22%

Total Senior Secured Notes			19,783,415	20,397,491	23.38%

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Consolidated Schedule of Investments (continued)

June 30, 2013

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Warrants
Endeavour International Corporation	Oil and Gas	$160,000	$160,000	$160,000	0.18%
$3.01 strike, due 4/30/18

Virgin America, Inc.	Airlines
$2.50 strike, due 5/10/43		513,333	184,116	299,955	0.34%
$3.50 strike, due 5/10/43		385,000	53,441	96,016	0.11%

Total Warrants			397,557	555,971	0.63%

Total Term Loans and Warrants			118,358,360	119,634,100	137.12%

Unfunded Obligations

MF Global Holdings, Ltd. Exit Facility 5.00%, due 12/4/2014 (5)	Diversified Financial Services	(4,007,888)	(109,645)	(40,079)	-0.05%
YRC Worldwide, Inc. Letter of Credit 7.50%, due 3/31/2015	Trucking and Leasing	(12,824,547)	(105,753)	(384,737)	-0.44%

Total Unfunded Obligations			(215,398)	(424,816)	-0.49%

Total Investments			$118,142,962	$119,209,284	136.63%

	Industry	Notional Amount	Amortized Cost	Fair Value	% of Members’ Capital (3)
Derivatives:
Assets
Total Return Swap, L+1.63% due 5/22/16 (6)	Diversified Financial Services	76,500,000	—	843,864	0.97%

Total Assets			—	843,864	0.97%

Liabilities
Embedded derivative - Note Payable (6)	Diversified Financial Services	76,500,000	—	843,864	0.97%

Total Assets			—	843,864	0.97%

Total Derivatives			—	—	0.00%

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are in U.S. based issuers.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Percentage is based on members’ capital of $87,250,637 as of June 30, 2013.
(4)	At the option of the issuer, this rate may be either 5.00% + the greater of the prime rate and the fed funds effective rate or L+6.50% .
(5)	Held by the Company indirectly through CM Finance SPV and pledged as collateral for the Total Return Swap.
(6)	Refer to Note 5.c. for more detail on the Total Return Swap and the Embedded derivative - Note Payable.

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Investment Income

Investment Income:
Loan interest income	$4,510,768	$917,189	$7,787,261	$1,900,514
Payment in-kind interest income	410,292	22,951	818,784	22,951
Other fee income	273,109	49,871	388,208	68,480

Total investment income	5,194,169	990,011	8,994,253	1,991,945

Expenses:
Interest expense	681,151	—	1,182,553	—
Legal fees	124,955	—	216,183	6,611
Professional fees	62,198	33,584	102,198	133,584
Other expenses	145,878	9,500	158,495	9,500
Amortization of deferred debt issuance costs	74,659	—	100,708	—

Total expenses	1,088,841	43,084	1,760,137	149,695

Net investment income	4,105,328	946,927	7,234,116	1,842,250

Net realized and unrealized (loss) gain

Net realized (loss) gain on investments	(1,327,466)	85,376	(1,069,290)	41,578
Net change in unrealized (depreciation) appreciation on investments	302,594	97,145	(578,951)	153,350

Net realized and unrealized (loss) gain	(1,024,872)	182,521	(1,648,241)	194,928

Net increase in members’ capital resulting from operations	$3,080,456	$1,129,448	$5,585,875	$2,037,178

CM Finance LLC and subsidiary

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

	For the six months ended December 31,
	2013	2012
Members’ Capital, at beginning of period	$87,250,637	$18,141,667
Capital contributions	47,051,009	13,238,352
Capital distributions	—	(1,340,614)
Net investment income	7,234,116	1,842,250
Net realized (loss) gain on investments in securities	(1,069,290)	$41,578
Net change in unrealized (depreciation) appreciation on investments	578,951	153,350

Members’ Capital, at end of period	$139,887,521	$32,076,583

CM Finance LLC and subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net increase in members’ capital resulting from operations	$5,585,875	$2,037,178
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash used in operating activities:
Purchases of investments	(112,411,313)	(28,891,754)
Sales of investments	26,314,560	16,426,437
Net realized loss (gain) on investments in securities	1,069,290	(41,578)
Net change in unrealized depreciation (appreciation) on investments	578,951	(153,350)
Amortization of discount/premium	(10,197)	(24,179)
Net (increase) decrease in operating assets:
Cash, restricted	34,941,245	—
Due from broker	19,543,284	—
Deferred offering costs	(593,895)	—
Interest receivable	(541,969)	47,308
Deferred debt issuance costs	(524,292)	—
Net increase (decrease) in operating liabilities:
Due to broker	1,136,034	(1,447,495)
Interest payable	(27,544)	—
Accrued expenses	(111,038)	149,695

Net Cash Used in Operating Activities	(25,051,009)	(11,897,738)

Cash Flows from Financing Activities
Capital contributions	47,051,009	13,238,352
Capital distributions	(22,000,000)	(1,340,614)

Net Cash Provided by Financing Activities	25,051,009	11,897,738

Net Change in Cash	—	—

Cash
Beginning of period	—	—

End of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,258,708	$—

See accompanying notes to consolidated financial statements.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements

December 31, 2013

1.	Organization

CM Finance LLC (the “Company”) is a limited liability company organized under the laws of the state of Maryland that commenced operations on March 7, 2012. The Company was formed to invest primarily in the debt of U.S. middle-market companies, maximizing the total return to stockholders in the form of current income and capital appreciation through debt and related equity investments by targeting investment opportunities with favorable risk-adjusted returns.

CM Investment Partners, L.P. (the “Investment Manager”) served as the investment manager for the Company, and in such capacity, provided investment advisory and certain administrative services for the Company. The Investment Manager was also the Managing Member of the Company and was responsible for the management and control of the Company until the merger with CM Finance Inc (“CMFN”) as discussed below.

On February 5, 2014, the Company merged with and into CMFN, an affiliated corporation organized under the laws of the state of Maryland. CMFN is an externally managed, non-diversified closed-end management investment company that has filed an election to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. Upon CMFN’s election to be regulated as a business development company, it entered in an investment advisory agreement with CM Investment Partners LLC (the “Adviser”), as its investment manager. On February 11, 2014, CMFN completed its initial public offering with gross proceeds of $115.0 million. See Note 10. Subsequent Events for more information. CMFN also intends to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes.

Pursuant to a services arrangement, the Investment Manager uses Cyrus Capital Partners, L.P. (“Cyrus”), a Delaware limited partnership, for services including, but not limited to, trading, execution, research, transaction-related analytical support, operations, finance and accounting, legal and compliance, technology and investor services and certain other administrative and clerical services. Pursuant to a Services Agreement dated as of December 17, 2013, CM Investment Partners LLC as investment adviser and administrator for CMFN, will also use the services of Cyrus.

The Company has been capitalized with capital commitments from funds (the “Cyrus Funds”) managed by Cyrus.

The Company has consolidated its investments in CM Finance SPV, Ltd (“SPV”), a special purpose vehicle that is used to warehouse certain investments, in accordance with its consolidation policy as discussed in Note 2.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

2.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a.	Basis of Accounting

The accompanying financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all values are stated in United States dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period as required by U.S. GAAP. These adjustments are normal and recurring in nature. The results for the interim periods are not necessarily reflective of results for the full year.

b.	Revenue Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

Dividend income is recorded on the ex-dividend date.

Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of purchase discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investments, without regard to unrealized gains or losses previously recognized. Realized gains or losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net change in unrealized (depreciation) appreciation on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

management’s judgment, are likely to remain current, although the Investment Manager may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the six months ended December 31, 2013 and December 31, 2012, the Company earned $818,784 and $22,951 in PIK, respectively. For the three months ended December 31, 2013 and December 31, 2012, the Company earned $410,292 and $22,951 in PIK, respectively.

c.	Cash, restricted

The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has restrictions on the uses of the cash held by SPV based on the terms of the Note Payable. For more information on the Note Payable, see Note 6.

d.	Investment Transactions and Expenses

Purchases of bank debt, including revolving credit agreements, are recorded on a fully committed basis until the funded and unfunded portions are known or estimable, which in many cases may not be until settlement.

Expenses are accrued as incurred.

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Deferred debt issuance costs, incurred in connection with our notes payable, are amortized using the straight line method over the life of the notes.

Offering costs will be charged to paid-in capital upon sale of shares in the initial public offering of CMFN.

e.	Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of December 31, 2013 or June 30, 2013.

Investments that are not traded on securities exchanges but are traded on the over-the-counter (“OTC”) markets (such as bank debt and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3.

The embedded derivatives in the Notes Payable from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the counterparty, UBS, unsecured risk, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated due to the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Investment Manager were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 5 and Note 6 for more detail.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

Investments for which market quotations are not readily available or may be considered unreliable are fair valued by the Investment Manager, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The Investment Manager will typically make changes in the valuation method as changes in the underlying company dictates, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material. At December 31, 2013 and June 30, 2013, investments fair valued in good faith by the Investment Manager based on management developed models represented approximately 9% and 33% of Members’ Capital, respectively.

The Company’s valuation policies and procedures are developed by the Investment Manager, which was also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company. The valuation process for Level 3 investments is completed on a monthly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment. The investment professionals prepare the valuations based on their evaluation of financial and operating data, company- specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end. Valuation models are typically calibrated upon initial funding, and are re-calibrated accordingly upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Investment Manager. Independent valuation firms engaged by the Investment Manager conduct independent appraisals and review the Investment Manager’s preliminary valuations and make their own independent assessment. The Investment Manager’s Valuation Committee (consisting of all of the partners of the Investment Manager) then reviews the preliminary valuations of the Investment Manager and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments. The Valuation Committee discusses the valuations and determines the fair value of each investment in good faith based on the input of the Investment Manager and the respective independent valuation firm. The Investment Manager has also engaged third party valuation service providers to provide independent valuations on a quarterly basis for all of the Level 3 investments reviewed by the Valuation Committee.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

For more information on the classification of the Company’s investments by major categories, see Note 5.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statement of Financial Condition.

f.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments and other amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the Company’s financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

g.	Income Taxes

The Company is not subject to federal, state or local income taxes. Members are individually liable for the taxes on their share of the Company’s income. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company’s policy is to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

The Investment Manager has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the periods ended December 31, 2013 and December 31, 2012. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

h.	Consolidation

The Company consolidates its controlled and wholly owned subsidiaries. Accordingly, the Company consolidated SPV, since the Company owns 100% of the equity of SPV. All material inter-company balances and transactions have been eliminated.

3.	New Accounting Pronouncements

During the six months ended December 31, 2013, the Company adopted Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 are intended to create a converged offsetting model that would eliminate a significant quantitative difference between statements of financial condition prepared under U.S. GAAP and IFRS. ASU 2011-11 requires additional disclosures for recognized financial and derivative instruments that are either offset on the Consolidated Statement of Financial Condition or are subject to an enforceable master netting agreement. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures.

4.	Due from and due to Broker

Due from and due to brokers consists of cash in U.S. dollars held as collateral, and the amounts receivable or payable for securities transactions pending settlement at the end of the period.

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America.

5.	Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, bank loans, trade claims, equity securities, privately negotiated securities, direct placements, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these financial statements as “investments”).

a.	Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, liquidity risk and credit risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company invests in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement that the Company currently has in place with UBS. At December 31, 2013, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Investment Manager attempts to limit the Company’s credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA agreements, but would do so if the exposure were material.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

b.	Investments

The composition of the Company’s investments as of December 31, 2013 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$103,668,873	51.03%	$102,299,093	50.23%
Senior Secured Second Lien Term Loans	78,563,370	38.67%	79,375,878	38.97%
Senior Secured Notes	20,523,776	10.10%	21,012,038	10.32%
Warrants	397,557	0.20%	980,984	0.48%
Total Return Swaps	—	0.00%	(53,847)	-0.03%
Embedded derivatives - Notes Payable	—	0.00%	53,847	0.03%

Total	$203,153,576	100.00%	$203,667,993	100.00%

The composition of the Company’s investments as of June 30, 2013 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$74,730,786	63.25%	$74,807,541	62.75%
Senior Secured Second Lien Term Loans	23,231,204	19.66%	23,448,281	19.67%
Senior Secured Notes	19,783,415	16.75%	20,397,491	17.11%
Warrants	397,557	0.34%	555,971	0.47%
Total Return Swaps	—	0.00%	843,864	0.71%
Embedded derivatives - Notes Payable	—	0.00%	(843,864)	-0.71%

Total	$118,142,962	100.00%	$119,209,284	100.00%

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
Airlines	$11,499,109	5.65%
Automobiles and Components	13,224,000	6.49%
Commercial Services	4,925,000	2.42%
Diversified Financial Services	9,134,940	4.49%
Entertainment and Leisure	14,550,000	7.14%
Healthcare-Products/Services	32,000,000	15.70%
Industrial	14,100,000	6.92%
Oil and Gas	57,874,990	28.42%
Pipelines	10,099,012	4.96%
Telecommunications	24,248,106	11.91%
Trucking and Leasing	12,012,836	5.90%

Total	$203,667,993	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
Airlines	$10,821,045	9.08%
Automobiles and Components	15,680,000	13.15%
Diversified Financial Services	6,572,937	5.51%
Oil and Gas	28,085,722	23.56%
Pipelines	10,050,000	8.43%
Telecommunications	36,128,920	30.31%
Trucking and Leasing	11,870,660	9.96%

Total	$119,209,284	100.00%

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$53,543,817	26.28%
West	11,499,109	5.65%
Southwest	62,299,077	30.59%
Northeast	10,099,012	4.96%
Mid-Atlantic	66,226,978	32.52%

Total	$203,667,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$43,038,160	36.11%
West	10,821,045	9.08%
Southwest	18,113,305	15.19%
Northeast	10,050,000	8.43%
Mid-Atlantic	37,186,774	31.19%

Total	$119,209,284	100.00%

c.	Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the Total Return of the Notes and the Revolving Notes (as defined in Note 6) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 6). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statement of Operations.

The Company has determined that each of the Notes Payable from SPV to UBS (discussed further in Note 6) contain an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivatives are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statement of Operations.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2013.

	Assets	Liabilities	Notional	Contracts

Total Return Swaps	$—	$53,847	126,500,000	2
Embedded derivatives
Notes Payable	53,847	—	126,500,000	2

Gross fair value of derivative contracts	$53,847	$53,847
Counterparty netting	—	—

Net fair value of derivative contracts	53,847	53,847
Collateral not offset	—	—

Net amount	$53,847	$53,847

In the preceding table, the number of contracts as of December 31, 2013 is reflective of the volume of derivatives activity during the period.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2013.

	Assets	Liabilities	Notional	Contracts

Total Return Swaps	$843,864	$—	76,500,000	1
Embedded derivative
Note Payable	—	843,864	76,500,000	1

Gross fair value of derivative contracts	$843,864	$843,864

In the preceding table, the number of contracts as of June 30, 2013 is reflective of the volume of derivatives activity during the period.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statement of Operations for the six months ended December 31, 2013. None of the derivatives were designated as hedging instruments under U.S. GAAP. The Company did not hold any derivative positions during the six months ended December 31, 2012.

Included in net change in unrealized (depreciation) appreciation on investments and derivatives
Total Return Swaps	$(897,711)
Embedded derivatives
Note Payable	897,711

Total	$—

d.	Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy that prioritizes the inputs used in the valuation of an asset or liability based upon their transparency. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assets and liabilities measured at fair value have been classified in the following three categories:

Level 1 – valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available in the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of the market and other characteristics particular to the security. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2013:

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3*	Total
Assets
Investments
Senior Secured First Lien Term Loans	$—	$—	$102,299,093	$102,299,093
Senior Secured Second Lien Term Loans	—	—	79,375,878	79,375,878
Senior Secured Notes	—	—	21,012,038	21,012,038
Warrants	—	—	980,984	980,984

Total Investments	—	—	203,667,993	203,667,993
Derivatives
Embedded derivatives
Notes Payable	—	—	53,847	53,847

Total Derivatives	—	—	53,847	53,847

Total Assets	$—	$—	$203,721,840	$203,721,840

Liabilities
Derivatives
Total Return Swaps	—	—	53,847	53,847

Total Derivatives	—	—	53,847	53,847

Total Liabilities	$—	$—	$53,847	$53,847

*	Total Level 3 includes fair value of unfunded commitments of $4,524,784 on revolving credit facilities and delayed draw term loan facilities.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2013:

	Fair Value Measurements as of June 30, 2013
	Level 1	Level 2	Level 3*	Total
Assets
Investments
Senior Secured First Lien Term Loans	$—	$—	$74,807,541	$74,807,541
Senior Secured Second Lien Term Loans	—	—	23,448,281	23,448,281
Senior Secured Notes	—	—	20,397,491	20,397,491
Warrants	—	—	555,971	555,971

Total Investments	—	—	119,209,284	119,209,284
Derivatives
Total Return Swaps	—	—	843,864	843,864

Total Derivatives	—	—	843,864	843,864

Total Assets	$—	$—	$120,053,148	$120,053,148

Liabilities
Derivatives
Embedded derivative
Note Payable	—	—	843,864	843,864

Total Derivatives	—	—	843,864	843,864

Total Liabilities	$—	$—	$843,864	$843,864

*	Total Level 3 includes fair value of unfunded commitments of $16,832,435 on revolving credit facilities and delayed draw term loan facilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2013:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Warrants	Total Investments

Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$555,971	$119,209,284

Purchases	56,451,259	55,342,373	617,681	—	112,411,313
Sales	(26,314,560)	—	—	—	(26,314,560)
Amortization	(156,041)	43,561	122,677	—	10,197
Net realized gains (losses)	(1,069,290)	—	—	—	(1,069,290)
Net change in unrealized (depreciation) appreciation	(1,419,816)	541,663	(125,811)	425,013	(578,951)

Balance as of December 31, 2013	$102,299,093	$79,375,878	$21,012,038	$980,984	$203,667,993

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives

Balance as of June 30, 2013	$843,864	$(843,864)	$—

Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	(897,711)	897,711	—

Balance as of December 31, 2013	$(53,847)	$53,847	$—

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2012:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Total Investments

Balance as of June 30, 2012	$21,571,479	$—	$—	$21,571,479

Purchases	16,835,688	2,233,115	9,822,950	28,891,753
Sales	(14,148,659)	(2,277,777)	—	(16,426,436)
Amortization	21,989	—	2,190	24,179
Net realized gains (losses)	17,553	44,662	—	62,215
Net change in unrealized (depreciation) appreciation	99,279	—	33,434	132,713

Balance as of December 31, 2012	$24,397,329	$—	$9,858,574	$34,255,903

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Consolidated Statement of Operations.

During the six months ended December 31, 2013 and 2012, the Company did not transfer any investments between Levels 1 and 2 and 3.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held as of December 31, 2013 and 2012. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses within the Level 3 category presented in the table below may include changes in fair value that were attributable to both observable and unobservable inputs.

	Changes in unrealized gains (losses) relating to assets and liabilities still held as of December 31,
	2013	2012
Assets
Investments
Senior Secured First Lien Term Loans	$(1,663,265)	$123,309
Senior Secured Second Lien Term Loans	595,430	—
Senior Secured Notes	(125,811)	35,624
Warrants	425,013	—

Total investments	(768,633)	158,933

Derivatives
Embedded derivatives
Notes Payable	897,711	—

Total Derivatives	897,711	—

Total Assets	$129,078	$158,933

Liabilities
Derivatives
Total Return Swaps	$(897,711)	$—

Total Derivatives	(897,711)	—

Total Liabilities	$(897,711)	$—

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2013 and June 30, 2013. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest PIK discount presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of December 31, 2013	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Term Loans	$102,299,093	Indicative Market Quotations	Broker quotes	N/A	N/A

Senior Secured Second Lien Term Loans	79,375,878	Indicative Market Quotations	Broker quotes	N/A	N/A

Senior Secured Notes	10,886,125	Market Comparables	Illiquidity discount	3%	3%
			PIK discount	2.2%	1.5% - 3%
			Yield	7.0%	7.0%

	10,125,913	Indicative Market Quotations	Broker quotes	N/A	N/A

Warrants	980,984	Market Comparables	Implied volatility	37%	37%

			LTM EBITDA	5.1x	4.7x - 5.7x

Total Return Swaps	(53,847)	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Notes Payable	53,847	Other Approach	Intrinsic value	N/A	N/A

	Fair Value as of June 30, 2013	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Term Loans	$74,807,541	Indicative Market Quotes	Broker quotes	N/A	N/A

Senior Secured Second Lien Term Loans	23,448,281	Indicative Market Quotes	Broker quotes	N/A	N/A

Senior Secured Notes	10,425,074	Market Comparables	Illiquidity discount	3%	3%
			PIK discount	2.2%	1.5% - 3%
			Yield	7.3%	7.3%

	9,972,417	Indicative Market Quotes	Broker quotes	N/A	N/A

Warrants	395,971	Market Comparables	Implied volatility	37%	37%

	160,000	Other Approach	Recent funding	N/A	N/A

Total Return Swaps	843,864	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	(843,864)	Other Approach	Intrinsic value	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements. Significant increases in implied volatility would result in significantly higher fair value measurements.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Notes Payable

On May 23, 2013, as amended on June 6, 2013, the Company, through SPV, entered into a $76.5 million financing transaction (the “Financing Facility”) due May 22, 2016 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by the SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility monthly at a rate of one month LIBOR plus a spread that increases from 1.63% per annum from May 23, 2013 to July 14, 2013 to 1.97% per annum from July 15, 2013 to August 14, 2013 to 2.85% per annum from August 15, 2013 through the end of the term (the “Financing Rate”).

On December 5, 2013, the Company amended the terms of the Financing Facility to add a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2015. The Revolving Financing bears interest at a rate of (a) 2.10% per annum from December 4, 2013 through December 4, 2014 and (b) 1.60% per annum from December 5, 2014 through the term of the Revolving Financing. With respect to undrawn amounts, the Company will pay interest monthly on the daily average of amounts that are not drawn on the Revolving Financing at a rate of 0.50% (the “Revolver Financing Rate”). As of December 31, 2013, there have been no drawings on the Revolving Financing.

This financing transaction was executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Notes with a face value of $76.5 million, which represent 51% of the Notes issued and outstanding, for $76.5 million in cash. The Company purchased Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Notes issued and outstanding and received $18.7 million in cash, in exchange for assets with a fair market value of $92.2 million. Under the terms of the indenture under which the Notes were issued (the “Indenture”), the holders of the Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Notes”) This represents the embedded derivative in the Note Payable from SPV to UBS.

Second, the Company and UBS entered into a TRS transaction whereby the Company will receive the Total Return of the Notes purchased by UBS and pay the Financing Rate.

Third, SPV issued and sold an additional $50 million notes (the “Revolving Notes”), secured by the SPV Assets to UBS. Since the Revolving Notes have not been drawn, no cash was exchanged. Under the terms of the indenture under which the Revolving Notes were issued (the “Revolver Indenture”), the holders of the Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Revolving Notes”). This represents the embedded derivative in the Note Payable from SPV to UBS.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the Revolver Financing Rate.

Cash, restricted (as shown on the Consolidated Statement of Financial Condition) shall be held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2013, SPV had assets of $166.6 million, which included $158.2 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $7.7 million in cash held by the trustee of the Financing Facility. At December 31 and June 30, 2013, the carrying amount of the Notes approximates the fair value. For the six months ended December 31, 2013, the weighted average outstanding debt balance and the weighted average stated interest rate was $76.5 million and 2.78%, respectively.

7.	Indemnification, Guarantees, Commitments and Contingencies

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31 and June 30, 2013, the Company held unfunded commitments in the amount of approximately $4.5 million and $16.8 million, respectively.

The following table details the unfunded commitments as of December 31, 2013:

Investments	Principal	Amortized Cost	Fair Value
MF Global Holdings, Ltd. Exit Facility, 5.00%, due 12/4/2014	$(4,524,784)	$(69,920)	$—

Total Unfunded Commitments		$(69,920)	$—

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

The following table details the unfunded commitments as of June 30, 2013:

Investments	Principal	Amortized Cost	Fair Value
MF Global Holdings, Ltd. Exit Facility, 5.00%, due 12/4/2014	$(4,007,888)	$(109,645)	$(40,079)

YRC Worldwide, Inc. Letter of Credit, 7.5%, due 3/31/2015	$(12,824,547)	(105,753)	(384,737)

Total Unfunded Commitments		$(215,398)	$(424,816)

8.	Related Party Transactions

The Managing Member is responsible for the Company’s Members’ Capital calculation, investment policy, valuation policy, performance of the Company and supervision of the conduct of its affairs.

The Company pays (or reimburses the Investment Manager or Cyrus) for investment expenses, legal expenses, systems and technology, auditing and tax preparation expenses, organizational expenses, expenses relating to the offering and sale of the limited company interests in the Company and extraordinary expenses. Expenses incurred by the Company that are of benefit to one or more other investment vehicles managed by the Investment Manager or its affiliates are allocated among such other investment vehicles on a pro rata basis generally in accordance with the relative amount of investment capital of such other investment vehicles. The Company has not utilized soft dollar arrangements to pay for any third party expenses.

The Company did not pay a management or incentive fee, and no management or incentive fees were paid from the inception of the Company through December 31, 2013. As mentioned in Note 1, in February of 2014 the Company merged with and into CMFN, an entity that will pay management and incentive fees. Pursuant to the terms of an investment advisory agreement, dated as of February 5, 2014 (the “Investment Advisory Agreement”), by and between CMFN and the Adviser, CMFN will pay a management fee calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents. The Investment Advisory Agreement also provides for an incentive fee comprised of two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and will be 20.0% of the amount, if any, by which the pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets attributable to CMFN’s common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a catch-up provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Adviser receives no incentive fee until the pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a catch-up, 100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income,

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the catch-up provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply.

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement with the Adviser, as of the termination date), commencing on December 31, 2014, and is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the aggregate cumulative realized capital losses and the aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees, provided that the incentive fee determined as of December 31, 2014 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2014. If such amount is negative, then no capital gains incentive fee will be payable for such year.

For the period commencing upon the consummation of CMFN’s initial public offering and ending December 31, 2014, the Adviser has agreed to waive its fees (management and incentive fee), without recourse against or reimbursement, to the extent required in order for CMFN to earn a quarterly net investment income to support a minimum dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the periods January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, the Adviser has agreed to waive its incentive fees, without recourse against or reimbursement, to the extent required in order for the Company to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis). The annual dividend yield will be based on CMFN’s initial public offering price per share. Net investment income is defined as GAAP net income before net realized and unrealized gains (losses).

If the Company had paid incentive fees similar to CMFN, and were subject to the same waiver of fees to support the dividend requirements previously mentioned, the Company would have paid incentive fees of $14,119 and $41,559 for the six months ended December 31, 2013 and 2012, respectively, and $0 and $12,976 for the three months ended December 31, 2013 and 2012, respectively. If the Company had paid management fees similar to CMFN, and were subject to the same waiver of fees to support the dividend requirements previously mentioned, the Company would have paid management fees of $1,109,385 and $246,871 for the six months ended December 31, 2013 and 2012, respectively, and $547,567 and $137,371 for the three months ended December 31, 2013 and 2012, respectively.

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

9.	Financial Highlights

The following represents the ratios to average members’ capital:

	For the six months ended December 31,
	2013	2012
Total return	5.61%	7.59%
Ratio of net investment income to average members’ capital	6.71%	6.56%
Ratio of total expenses to average members’ capital	(1.63%)	(0.53%)
Portfolio turnover rate	17.25%	55.71%

Total return is calculated based on a time-weighted rate of return methodology for the members, and is not annualized. Total return is reflected after all investment-related and operating expenses. An individual member’s return may vary from these returns based on the timing of capital transactions. The ratios to average members’ capital are calculated based on the monthly average members’ capital during the period.

The following represents supplemental ratios and data:

	For the six months ended December 31,
	2013	2012
Ratio of operating expenses to average members’ capital	(1.54%)	(0.53%)
Ratio of credit facility related expenses to average members’ capital	(1.19%)	0.00%

	(in thousands)
Members’ capital at end of period	$139,888	$32,077
Average members’ capital	$107,739	$28,066

The ratios to average members’ capital are calculated based on the monthly average members’ capital during the period. Credit facility related expenses include interest expense and amortization of deferred debt issuance costs.

10.	Subsequent Events

As required by U.S. GAAP, the Company evaluated subsequent events through the date of issuance. On February 5, 2014, the Company merged with and into CMFN, with CMFN as the surviving entity. Immediately after the merger, CMFN completed a private placement of $32.7 million shares of its common stock, par value $0.001. CMFN used the proceeds of the private placement to repurchase an equivalent number of shares from its stockholders. In addition, on February 5, 2014, upon

CM Finance LLC and subsidiary

Notes to Unaudited Consolidated Financial Statements (continued)

its election to be regulated as a business development company, CMFN entered into the Investment Advisory Agreement and an administration agreement with the Adviser, as its investment manager and administrator. On February 11, 2014, CMFN closed its initial public offering with gross proceeds of $115.0 million.

Subsequent to December 31, 2013, the Company made six new investments totaling approximately $67.3 million and had approximately $50 million in investments repaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed in February 2012 and commenced operations in March 2012 as CM Finance LLC, a Maryland limited liability company. Immediately prior to our election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), CM Finance LLC was merged with and into CM Finance Inc, a Maryland corporation (the “CM Finance Merger”) leaving CM Finance Inc as the surviving entity. When reading this quarterly report on Form 10-Q, it is important to note that the historical financial statements and other historical financial information included herein are those of CM Finance LLC.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our prospectus dated February 5, 2014, filed with the SEC on February 6, 2014 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We were formed in February 2012 and commenced operations in March 2012 as CM Finance LLC, a Maryland limited liability company. We are a specialty finance company that invests primarily in the debt of middle-market companies. We are externally managed by CM Investment Partners LLC (the “Adviser”), which also provides administrative services for us to operate. We seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $20 million. Our investment objective is to maximize the total return to stockholders in the form of current income and capital appreciation through debt and related equity investments by targeting investment opportunities with favorable risk-adjusted returns. We are an externally managed, closed-end, non-diversified management investment company that has filed an election to be regulated as a BDC under the 1940 Act. We intend to elect to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes.

On February 5, 2014, immediately prior to the pricing of our initial public offering and prior our election to be regulated as a BDC, CM Finance LLC merged with and into CM Finance Inc, a Maryland corporation leaving CM Finance Inc as the surviving entity (the “CM Finance Merger”). In connection with the CM Finance Merger, we issued 6.0 million shares of common stock of CM Finance Inc to funds (the “Cyrus Funds”) managed by Cyrus Capital Partners, L.P., at a per share price equal to $15.00, and approximately $39.8 million in debt (the “Cyrus Funds Debt”) having an aggregate value of approximately $129.8 million. Immediately after the CM Finance Merger, Stifel Venture Corp. (“Stifel”) made a $32.7 million capital contribution to us. We used the investment by Stifel to repurchase $32.7 million of the Cyrus Funds’ interest in us, which reduced the Cyrus Funds’ investment in us to $57.3 million. We refer to the CM Finance Merger and Stifel’s investment in us as the “Formation Transactions.”

On February 11, 2014, we completed our initial public offering and sold 7,666,666 shares (including 1,000,000 shares through the underwriters’ exercise of their overallotment option) of our common stock through a group of underwriters at an initial public offering price of $15.00 per share. We received $111.5 million of total net proceeds in connection with our initial public offering. We used a portion of the net proceeds from our initial public offering to pay down all amounts outstanding under the Cyrus Funds Debt.

Financing Facility

On May 23, 2013, as amended on June 6, 2013 and December 4, 2013, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $76.5 million term securitized financing facility (the “Term Financing”), which expires on May 22, 2016, and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2015. We paid interest on the face amount of the Term

Financing monthly at a rate of one-month LIBOR plus a spread of 1.63% per annum from May 23, 2013 to July 14, 2013. We paid interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 1.97% per annum from July 15, 2013 to August 14, 2013. As of August 14, 2013 through the term of the Term Financing, we pay interest on the face amount of the term portion of the Term Financing monthly at a rate of 2.85% per annum. The Revolving Financing bears interest at a rate of (a) 2.10% per annum from December 4, 2013 through December 4, 2014 and (b) 1.60% per annum from December 5, 2014 through the term of the Revolving Financing. With respect to undrawn amounts, we will pay interest monthly on the daily average of amounts that are not drawn on the Revolving Financing at a rate of 0.50%. The Financing Facility is collateralized by a portion of our assets (the “SPV Assets”).

The Financing Facility was executed in four steps:

First, the Company organized CM SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Notes with a face value of $76.5 million, which represent 51% of the Notes issued and outstanding, for $76.5 million in cash. The Company purchased Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Notes issued and outstanding and received $18.7 million in cash, in exchange for assets with a fair market value of $92.2 million. Under the terms of the indenture under which the Notes were issued (the “Indenture”), the holders of the Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Notes”) This represents the embedded derivative in the Note Payable from SPV to UBS.

Second, the Company and UBS entered into a TRS transaction whereby the Company will receive the Total Return of the Notes purchased by UBS and pay the Financing Rate.

Third, SPV issued and sold an additional $50 million notes (the “Revolving Notes”), secured by the SPV Assets to UBS. Since the Revolving Notes have not been drawn, no cash was exchanged. Under the terms of the indenture under which the Revolving Notes were issued (the “Revolver Indenture”), the holders of the Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Revolving Notes”). This represents the embedded derivative in the Note Payable from SPV to UBS.

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the revolver financing rate.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

As a BDC, we will be required to comply with certain regulatory requirements. For instance, we generally will have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind (“PIK”) interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable under the investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser, and administration fees and the allocable portion of overhead under the administration agreement (“Administration Agreement”) between us and the Adviser. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the Formation Transactions and our initial public offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Adviser in connection with administering our business.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker dealers or market makers. However, short term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value.

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser;

•	at least once each quarter, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the valuation committee of our board of directors then reviews these preliminary valuations; and

•	the board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments are categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

Level I	Investments valued using unadjusted quoted prices in active markets for identical assets.

Level II	Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level III	Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

As of December 31, 2013, all of our investments were Level III investments valued based on valuations by the Adviser.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis to the extent that such amounts are determined to be collectible. Origination, structuring, closing, commitment and other upfront fees earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

Certain of our debt investments are purchased at a considerable discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method. GAAP also requires that we consider the collectability of interest when making accruals. Accordingly, when accounting for purchase discounts, we recognize discount accretion income when it is probable that such amounts will be collected.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Payment-in-kind interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Portfolio and investment activity

Portfolio composition

At December 31, 2013, our investment portfolio of $203.7 million (at fair value) consisted of investments in 16 portfolio companies, of which 53.1% were first lien investments, 46.4% were second lien investments and 0.5% were warrant positions. Our average portfolio company investment at fair value was approximately $12.7 million. Our largest portfolio company investment by fair value was $38.7 million.

At December 31, 2013, 70.7% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 29.3% bore interest at fixed rates. The weighted average yield on all of our debt investments at December 31, 2013 was approximately 10.85% as if our unfunded obligations were fully funded and is weighted based on each respective investment’s par amount. The weighted average yield was computed using the effective interest rates for all of our debt investments to maturity from December 31, 2013.

The industry composition of our portfolio at fair value at December 31, 2013 was as follows:

Percentage of Total Investments
Airlines	5.65%
Automobiles and Components	6.49
Commercial Services	2.42
Diversified Financial Services	4.49
Entertainment and Leisure	7.14
Healthcare-Products/Services	15.70
Industrial	6.92
Oil and Gas	28.42
Pipelines	4.96
Telecommunications	11.91
Trucking and Leasing	5.90
Total	100.00%

During the six months ended December 31, 2013, we made investments in ten portfolio companies, totaling approximately $112.4 million, of which four were additions to existing investments. Of these new investments, 55.9% consisted of first lien investments and 44.1% consisted of second lien investments at fair value.

At June 30, 2013, our investment portfolio of $119.2 million (at fair value) consisted of investments in eleven portfolio companies, of which 67.3% were first lien investments, 32.2% were second lien investments and 0.5% were warrant positions. Our average portfolio company investment at fair value was approximately $10.8 million. Our largest portfolio company investment by fair value was $18.1 million.

At June 30, 2013, 68.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 32.0% bore interest at fixed rates. The weighted average yield on all of our debt investments at June 30, 2013 was approximately 10.72%. The weighted average yield was computed using the effective interest rates for all of our debt investments at fair value, plus the yield to maturity from June 30, 2013 of all of our debt investments, including our unfunded obligations, as if our unfunded obligations were fully funded and is weighted based on each respective investment’s par amount.

The industry composition of our portfolio at fair value at June 30, 2013 was as follows:

Percentage of Total Investments
Airlines	9.08%
Automobiles and Components	13.15
Diversified Financial Services	5.51
Oil and Gas	23.56
Pipelines	8.43
Telecommunications	30.31
Trucking and Leasing	9.96
Total	100.00%

During the year ended June 30, 2013, we invested approximately $100.8 million in eleven new portfolio companies. Of these new investments, 60.9% consisted of first lien investments and 39.1% consisted of second lien investments at fair value.

Asset Quality

In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Investment Rating 1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

Investment Rating 3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with their financial covenants.

Investment Rating 4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

Investment Rating 5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 will be those for which some loss of return and principal is expected.

If the Adviser determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Adviser will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Adviser’s monitoring of an investment will be determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

The following table shows the investment rankings of the debt investments in our portfolio:

	As of December 31, 2013			As of June 30, 2013
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$24,551,299	20.7%	2
2	202,687,009	100	16	94,102,014	79.3	9
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	202,687,009	100.0%	16	$118,653,313	100.0%	11

Results of operations of CM Finance LLC

Comparison of the three months ended December 31, 2013 and December 31, 2012

Investment income

Investment income, attributable to interest and fees on our debt investments, for the three months ended December 31, 2013 increased to $5.2 million from $1.0 million for the three months ended December 31, 2012, due to the growth of the portfolio from the comparable period.

Expenses

Total expenses for the three months ended December 31, 2013 increased to $1.1 million from $43 thousand for the three months ended December 31, 2012, due primarily to the interest expense on the Financing Facility and increases in other expenses and legal fees.

CM Finance LLC did not pay management or incentive fees during the three months ended December 31, 2013. If CM Finance LLC had paid management fees on the same terms that CM Finance Inc will pay management fees, it would have paid $547,567 and $137,371 for the three months ended December 31, 2013 and December 31, 2012, respectively.

Net investment income

Net investment income increased to $4.1 million for the three months ended December 31, 2013 from $946 thousand for the three months ended December 31, 2012, primarily due to an increase in investment income from the increase in invested assets over the prior year period.

Net realized and unrealized gain or loss

The net realized loss on investments totalled $1.3 million for the three months ended December 31, 2013, as compared with a net realized gain of $85 thousand for the three months ended December 31, 2012, due to a loss realized on the sale of an investment in YRC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $302 thousand for the three months ended December 31, 2013, compared to net unrealized appreciation of $97 thousand for the three months ended December 31, 2012, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Net increase in members’ capital resulting from operations

Net increase in members’ capital resulting from operations totaled $3.1 million for the three months ended December 31, 2013, compared to $1.1 million for the three months ended December 31, 2012, and is primarily related to an increase in interest income offset by an increase in interest expense, a net realized loss on investment, and increases in other operating expenses and legal fees.

Comparison of the six months Ended December 31, 2013 and December 31, 2012

Investment income

Investment income, attributable to interest and fees on our debt investments, for the six months ended December 31, 2013 increased to $9.0 million from $2.0 million for the six months ended December 31, 2012, due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the six months ended December 31, 2013 increased to $1.8 million from $150 thousand for the six months ended December 31, 2012, due primarily to the interest expense on the Financing Facility and increased legal fees and other expenses.

CM Finance LLC did not pay management or incentive fees during the six months ended December 31, 2013. If CM Finance LLC had paid management fees on the same terms that CM Finance Inc will pay management fees, it would have paid $1.1 million and $247 thousand for the six months ended December 31, 2013 and December 31, 2012, respectively.

Net investment income

Net investment income increased to $7.2 million for the six months ended December 31, 2013 from $1.8 million for the six months ended December 31, 2012, primarily due to an increase in investment income resulting from the increase in invested assets over the prior year period.

Net realized gain or loss

The net realized loss on investments totaled $1.1 million for the six months ended December 31, 2013 compared to a net realized gain of $42 thousand for the six months ended December 31, 2012, primarily due to a loss on the sale of an investment in YRC, which was partially offset by a gain on the prepayment on an investment in Alcatel-Lucent.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $579 thousand for the six months ended December 31, 2013, compared to net unrealized appreciation of $153 thousand for the six months ended December 31, 2012, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Net increase in members’ capital resulting from operations

Net increase in members’ capital resulting from operations totaled $5.6 million for the six months ended December 31, 2013, compared to $2.0 million for the six months ended December 31, 2012, and is primarily related to an increase in interest income offset by increased interest expense and legal fees, a net realized loss on our investment portfolio and net unrealized depreciation on our investment portfolio.

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2013, we experienced no change in cash. During that period, we used $25.1 million in cash from operating activities, primarily due to new investments in portfolio companies of $112.4 million, partially offset by $26.3 million in portfolio company investment repayments and sales. During the same period, we generated $25.1 million from financing activities, consisting primarily of capital contributions by our members, the Cyrus Funds, of $47.1 million, net of expenses, partially offset by capital distributions to the Cyrus Funds of $22.0 million.

For the six months ended December 31, 2012, we experienced no change in cash. During that period, we used $11.9 million in cash for operating activities primarily to fund $28.9 million in new investments, which were partially offset by $16.4 million in repayments and sales. During the same period, we generated $11.9 million from financing activities, consisting primarily of capital contributions by the Cyrus Funds of $13.2 million, net of expenses, partially offset by capital distributions to the Cyrus Funds of $1.3 million.

Capital Resources

As of December 31, 2013, we had $7.7 million in cash, restricted, and our members’ capital totaled $139.9 million. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Financing Facility as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to our shareholders.

Regulated Investment Company Status and Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code for the fiscal year ending June 30, 2014. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Financing Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in Financing Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Adviser. Pursuant to this agreement, we have agreed to pay to the Adviser a base management fee and an incentive fees.

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement at its first meeting, held on October 8, 2013. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (e) the organizational capability and financial condition of our investment adviser; and (f) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2013 and June 30, 2013, we did not engage in any off-balance sheet financing or hedging arrangements, other than the commitments and contingencies described above.

Recent Developments

Since December 31, 2013, we have made six new investments totaling $67.3 million, $15.3 million of which were additions to two existing investments, which increased our investment portfolio to $226.2 million and the average investment per company to $12.6 million as follows:

We purchased an additional $6.0 million in the second lien term loan of Bennu Oil & Gas and an additional $9.3 million in the second lien term loan of TNS Inc. We also purchased $20.0 million in the first lien term loans of Endeavour International Corp. and $15.0 million in the first lien term loan of YRC Worldwide Inc., each after the repayment of the respective investments below. We also purchased $2.0 million in the second lien term loan of Ikaria Inc. and $15.0 million in the unsecured loan to ICA Planeacion y Financiamiento.

In addition, our $18.0 million investment in the letter of credit facility and our $20.0 million investment in the revolving credit of Endeavour International Corp. were repaid. Our $12.0 million term loan of YRC Receivables was also repaid.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2013, 70.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. An additional 18.8% of our portfolio as of December 31, 2013 was invested in a fixed rate investment that matures within 12 months. Due to its short tenor, this investment is not significantly susceptible to changes in interest rates. As noted above, this investment was subsequently repaid.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Assuming the composition of a portfolio similar to the December 31, 2013 portfolio, a 1% change in interest rates would not significantly impact the value of our portfolio. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations, or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and interim Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

With the exception of the risk factor set forth below, there has been no other material change to the information provided under the heading “Risk Factors” in our final prospectus filed with the SEC on February 6, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

As of December 31, 2013, our investments in the oil and gas industry represented approximately 28.4% of the fair value of our portfolio and our investments in the healthcare-products/services industry represented approximately 15.7% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2014, in connection with the merger of CM Finance LLC with and into CM Finance Inc, we issued 6,000,000 shares of common stock at a per share price of $15.00 and $39.8 million in debt to the Cyrus Funds as members of CM Finance LLC for an aggregate value of $129.8 million. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) thereunder as a transaction by an issuer not involving a public offering.

In addition, on February 5, 2014, we issued 2,181,818 shares of our common stock at a per share price of $15.00 in a private placement to Stifel Venture Corp. for an aggregate purchase price of $32.7 million. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) and Rule 506 thereunder as transactions by an issuer not involving a public offering.

On February 11, 2014, we closed our initial public offering of 7,666,666 shares of common stock, including 1,000,000 shares pursuant to the full exercise of the overallotment option granted to the underwriters, at a public offering price of $15.00 per share for total gross proceeds of $115.0 million. The net proceeds to us of the initial public offering, after deducting the underwriting fees and commissions, were approximately $97.0 million. The Adviser agreed to pay any offering expenses incurred by us that exceed $1,200,000 without recourse or reimbursement by us.

We used a portion of the net proceeds to repay, in full, the outstanding indebtedness to the Cyrus Funds. We intend to use the remaining net proceeds to invest in unitranche loans and standalone second and first lien loans, along with investing selectively in mezzanine loans/structured equity and in the equity of portfolio companies through warrants and other instruments. Raymond James, Keefe, Bruyette & Woods, a Stifel Company, and Oppenheimer & Co. acted as joint book-running managers for the offering. Stephens Inc. and Wunderlich Securities acted as co-managers.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Irrevocable Proxy of the Cyrus Funds(2)

10.1	Form of Dividend Reinvestment Plan(2)

10.2	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)

10.3	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)

10.4	Form of Letter Agreement between the Registrant and CM Investment Partners LLC(3)

10.5	Form of Custody Agreement(2)

10.6	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)

10.7	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)

10.8	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.9	2002 Master Agreement, dated as of May 20, 2013, between Registrant and UBS AG(1)

10.10	Indenture, dated as of May 23, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.11	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd(1)

10.12	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of May 23, 2013, between UBS, AG and CM Finance LLC(1)

10.14	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)

10.15	First Supplemental Indenture, dated as of June 6, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.16	Amended and Restated Indenture, dated as of December 4, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(2)

10.17	Revolving Credit Note Agreement, dated as of December 4, 2013, by and among CM Finance SPV Ltd., State Street Bank and Trust Company and the noteholders party thereto(2)

10.18	Amendment Agreement, dated as of December 4, 2013, between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.19	Amendment Agreement to 2002 ISDA Master Agreement, dated as of December 4, 2013 between Registrant and UBS AG(2)

10.20	Omnibus Amendment Agreement, dated as of December 4, 2013, by and between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.21	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.22	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.23	Registration Rights Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)

10.24	Stockholder Agreement, dated as of December 17, 2013, between the Registrant and Stifel Venture Corp(2)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with CM Finance Inc’s registration statement on Form N-2 (File No. 333-192370) filed on November 15, 2013.
(2)	Previously filed in connection with Pre-Effective Amendment No. 1 to CM Finance Inc’s registration statement on Form N-2 (File No. 333-192370) filed on December 20, 2013.
(3)	Previously filed in connection with Pre-Effective Amendment No. 2 to CM Finance Inc’s registration statement on Form N-2 (File No. 333-192370) filed on January 24, 2014.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM FINANCE INC
Dated: March 14, 2014

	By:	/s/ Michael C. Mauer
	Name:	Michael C. Mauer
	Title:	Chief Executive Officer

	By:	/s/ Anthony Scire
	Name:	Anthony Scire
	Title:	Interim Chief Financial Officer