Form 10-Q
period 2014-03-31
CM Finance Inc
filed 2014-05-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36300

CM FINANCE INC

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Lexington Ave

26th Floor

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 12, 2014 was 13,666,666.

CM FINANCE INC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CM Finance Inc and subsidiary

Consolidated Statements of Assets and Liabilities

	March 31, 2014 (Unaudited)	June 30, 2013
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $225,165,720 and $118,142,962, respectively)	$226,968,690	$119,209,284
Derivatives, at fair value (cost $0 and $0, respectively)	921,338	843,864
Cash	52,409,756	—
Cash, restricted	35,700,397	42,601,338
Due from broker	90,823	22,975,552
Interest receivable	1,820,308	1,012,042
Deferred debt issuance costs	640,228	296,056
Prepaid expenses and other assets	384,987	—

Total Assets	$318,936,527	$186,938,136

Liabilities
Notes Payable:
Term loan	$76,500,000	$76,500,000
Revolving credit facility	35,020,623	—
Payable for investments purchased	4,975,000	—
Distributions payable	616,399	22,000,000
Directors’ fees payable	125,000	—
Derivatives, at fair value (cost $0 and $0, respectively)	921,338	843,864
Interest payable	177,046	149,198
Accrued expenses and other liabilities	664,458	194,437

Total Liabilities	118,999,864	99,687,499

Commitments and Contingencies (Note 7)

Net Assets
Members’ capital	—	87,250,637
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,666,666 shares issued and outstanding)	13,667	—
Additional paid-in capital	198,720,187	—
Accumulated net realized gain	107,709	—
Distributions in excess of net investment income	(707,870)	—
Net unrealized appreciation on investments	1,802,970	—

Total Net Assets	199,936,663	87,250,637

Total Liabilities and Net Assets	$318,936,527	$186,938,136

Net Asset Value Per Share	$14.63	N.A.

See notes to unaudited consolidated financial statements

CM Finance Inc and subsidiary

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
Investment Income:
Interest income	$4,908,129	$1,275,350	$12,695,390	$3,175,864
Payment in-kind interest income	412,587	88,306	1,231,371	111,257
Other fee income	213,382	171,296	601,590	239,776

Total investment income	5,534,098	1,534,952	14,528,351	3,526,897

Expenses:
Base management fees	455,934	—	455,934	—
Performance-based incentive fees	—	—	—	—
Custodian and administrator fees	56,433	—	56,433	—
Directors’ fees	125,000	—	125,000	—
Professional fees	178,013	1,416	280,211	135,000
Interest expense	662,838	—	1,845,391	—
Amortization of deferred debt issuance costs	180,120	—	280,828	—
Other expenses	180,183	5,468	554,861	21,579

Total expenses	1,838,521	6,884	3,598,658	156,579
Waiver of base management fees from Investment Manager	(455,934)	—	(455,934)	—

Net expenses	1,382,587	6,884	3,142,724	156,579

Net investment income (1)	4,151,511	1,528,068	11,385,627	3,370,318

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments attributable to CM Finance LLC	122,682	34,056	(946,608)	75,634
Net realized gains (losses) on investments attributable to CM Finance Inc	107,709	—	107,709	—
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC	1,128,765	340,160	549,814	493,510
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance Inc	186,834	—	186,834	—

Net realized and unrealized gains (losses)	1,545,990	374,216	(102,251)	569,144

Net increase in net assets resulting from operations	$5,697,501	$1,902,284	$11,283,376	$3,939,462

Net increase in net assets resulting from operations attributable to CM Finance LLC	$3,633,977		$9,219,852

Net increase in net assets resulting from operations attributable to CM Finance Inc	$2,063,524		$2,063,524

CM Finance Inc:
Basic and diluted:
Net investment income per share	$0.13		$0.13
Earnings per share	$0.15		$0.15
Weighted Average Shares of Common Stock Outstanding	13,666,666		13,666,666

Dividends declared per common share	$0.1812		$0.1812

(1)	Net investment income attribution:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
Net investment income attributable to CM Finance LLC	$2,382,530	$1,528,068	$9,616,646	$3,370,318

Net investment income attributable to CM Finance Inc	$1,768,981		$1,768,981

See notes to unaudited consolidated financial statements

CM Finance Inc and subsidiary

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
CM Finance LLC:

Members capital at beginning of period	$87,250,637	$18,141,667
Contributions from members	48,606,009	48,342,071
Distributions to members	(55,076,498)	(1,340,614)
Net investment income	9,616,646	3,370,318
Net realized gains (losses) on investments	(946,608)	75,634
Net change in unrealized appreciation (depreciation) on investments	549,814	493,510

Members’ capital at February 5, 2014 (BDC conversion date) and March 31, 2013, respectively	90,000,000	$69,082,586

CM Finance Inc:

Capital transactions
Proceeds from shares sold	111,549,990
Common stock offering costs	(1,200,000)

Net increase in net assets resulting from capital transactions	110,349,990

Total capital - CM Finance Inc (BDC conversion)	200,349,990

Increase (decrease) in net assets resulting from operations attributable to CM Finance Inc
Net investment income	1,768,981
Net realized gain on investments	107,709
Net change in unrealized appreciation (depreciation) on investments	186,834

Net increase in net assets from operations	2,063,524

Dividends declared	(2,476,851)

Total decrease in net assets	(413,327)

Net assets at end of period (including distributions in excess of net investment income of $707,870)	$199,936,663

See notes to unaudited consolidated financial statements

CM Finance Inc and subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$9,219,852	$3,939,462
Net increase in net assets resulting from operations attributable to CM Finance Inc	2,063,524	—
Adjustments to reconcile net increase in net assets and members’ capital, respectively, resulting from operations to net cash used in operating activities:
Origination and purchases of investments	(188,917,718)	(83,894,831)
Payment in kind investments	(1,231,371)	(111,257)
Sales and repayments of investments	82,528,896	18,572,335
Net realized loss (gain) on investments in securities attributable to CM Finance LLC	946,608	(75,634)
Net realized loss (gain) on investments in securities attributable to CM Finance Inc	(107,709)	—
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	(549,814)	(493,510)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	(186,834)	—
Amortization of discount (premium) on investments	(241,464)	(35,111)
Amortization of deferred debt issuance costs	280,828	—
Net (increase) decrease in operating assets:
Cash, restricted	6,900,941	—
Due from broker	22,884,729	(5,979,168)
Interest receivable	(808,266)	(63,014)
Payment for deferred debt issuance costs	(625,000)	—
Prepaid expenses and other assets	(384,987)	—
Net increase (decrease) in operating liabilities:
Due to broker	—	21,303,505
Payable for investments purchased	4,975,000	—
Interest payable	27,848	—
Directors’ fees payable	125,000	—
Accrued expenses and other liabilities	372,848	(164,234)

Net Cash Used in Operating Activities	(62,727,089)	(47,001,457)

Cash Flows from Financing Activities
Proceeds from shares sold	111,549,990	—
Common stock offering costs paid	(1,102,827)	—
Contributions from members of CM Finance LLC	48,606,009	48,342,071
Distributions to members of CM Finance LLC	(76,460,099)	(1,340,614)
Distributions to shareholders paid	(2,476,851)	—
Proceeds from borrowing on revolving credit facility	35,020,623	—

Net Cash Provided by Financing Activities	115,136,845	47,001,457

Net Change in Cash	52,409,756	—

Cash
Beginning of period	—	—

End of period	$52,409,756	$—

Supplemental cash flow information:
Cash paid for interest	$1,873,239	$—

See notes to unaudited consolidated financial statements

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

(Unaudited)

March 31, 2014

Investments(1)	Industry	Principal Amount(2)	Amortized Cost	Fair Value	% of Net Assets

Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans

Active Media Services, Inc.	Commercial Services
L + 9.00%, due 2/1/2018(3)		$5,000,000	$4,880,833	$4,927,325	2.47%

AM General, LLC	Automobiles and Components
L + 9.00%, LIBOR Floor 1.25%, due 3/22/2018(3)		14,800,000	14,619,032	13,070,675	6.54%

American Gaming Systems, Inc.	Entertainment and Leisure
L + 8.25%, LIBOR Floor 1.00%, due 12/21/2020(3)		14,962,500	14,531,608	14,815,739	7.41%

Crestwood Holdings, LLC	Pipelines
L + 6.00%, LIBOR Floor 1.00%, due 6/19/2019(3)		9,924,360	9,881,367	10,122,847	5.06%

Endeavour International Holding B.V.	Oil and Gas
L + 7.00%, LIBOR Floor 1.25%, due 11/30/2017(3)		7,016,409	6,915,164	6,913,520	3.46%
L + 7.00%, LIBOR Floor 1.25%, due 11/30/2017(3)		9,803,922	9,662,454	9,660,157	4.83%

			16,577,618	16,573,677	8.29%

MF Global Holdings, Ltd.	Diversified Financial Services
L + 6.50%, LIBOR Floor 2.00%, due 12/4/2014(3)(4)		7,085,982	7,063,892	7,085,982	3.54%

YRC Worldwide, Inc.	Trucking and Leasing
L + 7.00%, LIBOR Floor 1.00%, due 2/13/2019(3)(4)		14,962,500	14,816,724	14,999,906	7.50%

Total Senior Secured First Lien Term Loans			82,371,074	81,596,151	40.81%
Senior Secured Second Lien Term Loans

Bennu Oil & Gas, LLC	Oil and Gas
L + 9.00%, LIBOR Floor 1.25%, due 11/1/2018(3)		14,949,498	14,975,301	14,949,498	7.48%

CT Technologies Intermediate Holdings, Inc.	Healthcare-Products/Services
L + 8.00%, LIBOR Floor 1.25%, due 10/5/2020(3)		12,000,000	11,832,651	12,089,076	6.05%

Ikaria Acquisition, Inc.	Healthcare-Products/Services
L + 7.75%, LIBOR Floor 1.25%, due 7/3/2019(3)		2,000,000	1,985,418	1,985,218	0.99%

North American Lifting Holdings, Inc.	Industrial
L + 9.00%, LIBOR Floor 1.00%, due 11/27/2021(3)		15,000,000	13,851,317	14,778,469	7.39%

Road Infrastructure Investment, LLC	Construction & Building
L + 6.75%, LIBOR Floor 1.00%, due 9/21/2021(3)(5)		5,000,000	4,975,091	4,975,000	2.49%

Telecommunications Management, LLC	Telecommunications
L + 8.00%, LIBOR Floor 1.00%, due 10/30/2020(3)		11,539,815	11,460,152	11,620,333	5.81%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2014

Telular Corp.	Telecommunications
L + 8.00%, LIBOR Floor 1.25%, due 6/24/2020(3)		$7,500,000	$7,400,550	$7,389,664	3.70%

TNS, Inc.	Telecommunications
L + 8.00%, LIBOR Floor 1.00%, due 8/14/2020(3)		17,112,500	17,118,722	17,283,625	8.64%

Trident USA Health Services, Inc.	Healthcare-Products/Services
L + 9.00%, LIBOR Floor 1.25%, due 7/29/2020(3)(6)		20,000,000	19,945,889	20,000,000	10.00%

Total Senior Secured Second Lien Term Loans			103,545,091	105,070,883	52.55%
Senior Secured Notes
Capital Petroleum Group	Retail
11.00% cash, 3.00% PIK, due 9/30/19(2)(3)		14,046,422	13,602,130	13,771,671	6.89%

Virgin America, Inc.	Airlines
17.00% PIK, due 6/9/2016(2)		5,000,000	4,868,979	5,000,000	2.50%
8.50% cash, 8.50% PIK, due 6/9/2016(2)		5,886,125	5,545,603	5,886,125	2.94%

			10,414,582	10,886,125	5.44%

Total Senior Secured Notes			24,016,712	24,657,796	12.33%
Unsecured Debt

ICA Planeacion y Financiamiento	Construction & Building
L + 8.80%, due 12/8/2014(3)(4)		15,000,000	14,835,286	14,830,987	7.42%

Total Unsecured Debt			14,835,286	14,830,987	7.42%
Warrants
Endeavour International Holding B.V.	Oil and Gas
$3.01 strike, expires 4/30/2018(7)		160,000	160,000	175,000	0.09%

Virgin America, Inc.	Airlines
$2.50 strike, expires 5/10/2043(7)		513,333	184,116	424,116	0.21%
$3.50 strike, expires 12/09/2041(7)		385,000	53,441	213,757	0.11%

			237,557	637,873	0.32%

Total Warrants			397,557	812,873	0.41%

Total Non-Controlled/Non-Affiliates			$225,165,720	$226,968,690	113.52%

Total Investments			$225,165,720	$226,968,690	113.52%

Liabilities in excess of other assets				(27,032,027)	(13.52%)

Net Assets				$199,936,663	100.00%

	Industry	Notional Amount	Amortized Cost	Fair Value	% of Net Assets

Derivatives
Assets
Total Return Swap, L+2.85%, due 5/22/2016(8)	Diversified Financial Services	$76,500,000	$—	$651,241	0.33%
Total Return Swap, 0.50%, due 12/04/2015(8)	Diversified Financial Services	50,000,000	—	270,097	0.13%

Total Assets			—	921,338	0.46%

Liabilities
Embedded derivative - Notes Payable(8)	Diversified Financial Services	76,500,000	—	(651,241)	(0.33%)
Embedded derivative - Notes Payable(8)	Diversified Financial Services	50,000,000	—	(270,097)	(0.13%)

Total Liabilities			—	(921,338)	(0.46%)

Total Derivatives			$—	$—	0.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2014

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the investment advisor and approved by our board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.7% of total assets.
(5)	Position or portion thereof unsettled as of March 31, 2014.
(6)	$15,000,000 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swap.
(7)	Security is non-income producing.
(8)	Refer to Note 6 for more detail on the Total Return Swaps and the Embedded derivatives – Notes Payable.

PIK – Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

June 30, 2013

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Investments:
Senior Secured First Lien Term Loans
Alcatel-Lucent USA Term Loan C,	Telecommunications
L+6.25%, due 1/30/2019 (5)		$12,680,639	$12,621,632	$12,680,639	14.53%
AM General, LLC Term Loan B,	Automobiles and Components
L+9.00%, due 3/22/2018 (5)		16,000,000	15,766,198	15,680,000	17.97%

Crestwood Holdings, LLC Term Loan B-1,	Pipelines
L+6.00%, due 6/19/2019 (5)		10,000,000	9,950,368	10,050,000	11.52%

Endeavour International Corporation	Oil and Gas
Letter of Credit, 13%, due 6/30/2014 (5)		17,953,305	17,972,433	17,953,305	20.59%

MF Global Holdings, Ltd. Exit Facility,	Diversified Financial Services
L+6.50%, due 12/4/2014 (4), (5)		6,679,814	6,496,119	6,613,016	7.58%

YRCW Receivables, LLC ABL Term Loan B,	Trucking and Leasing
L+9.75%, due 9/30/2014 (5)		12,074,283	12,139,434	12,255,397	14.05%

Total Senior Secured First Lien Term Loans			74,946,184	75,232,357	86.24%

Senior Secured Second Lien Term Loans
Telecommunications Management LLC 2nd lien,	Telecommunications
L+8.00%, due 10/30/2020 (5)		8,000,000	7,922,272	8,100,000	9.28%

Telular Corporation 2nd Lien,	Telecommunications
L+8.00%, due 6/24/2020 (5)		7,500,000	7,388,551	7,387,500	8.47%

TNS Inc., 2nd Lien,	Telecommunications
L+8.00%, due 8/14/2020 (5)		7,862,500	7,920,381	7,960,781	9.12%

Total Senior Secured Second Lien Term Loans			23,231,204	23,448,281	26.87%

Senior Secured Notes
Capitol Petroleum Group,	Oil and Gas
11.00% cash, 3.00% PIK, due 12/3/2019 (5)		10,175,935	9,990,986	9,972,417	11.43%

Virgin America, Inc.	Airlines
Notes, 17.00% PIK due 6/9/2016		5,000,000	4,824,216	5,000,000	5.73%

Virgin America, Inc.	Airlines
Notes, 8.50% cash, 8.50% PIK, due 6/9/2016		5,425,073	4,968,213	5,425,074	6.22%

Total Senior Secured Notes			19,783,415	20,397,491	23.38%

See notes to unaudited consolidated financial statements.

Investments (1)	Industry	Principal Amount (2)	Amortized Cost	Fair Value	% of Members’ Capital (3)
Warrants
Endeavour International Corporation	Oil and Gas	$160,000	$160,000	$160,000	0.18%
$3.01 strike, due 4/30/18

Virgin America, Inc.	Airlines
$2.50 strike, due 5/10/43		513,333	184,116	299,955	0.34%
$3.50 strike, due 5/10/43		385,000	53,441	96,016	0.11%

Total Warrants			397,557	555,971	0.63%

Total Term Loans and Warrants			118,358,360	119,634,100	137.12%

Unfunded Obligations
MF Global Holdings, Ltd. Exit Facility 5.00%, due 12/4/2014 (5)	Diversified Financial Services	(4,007,888)	(109,645)	(40,079)	-0.05%
YRC Worldwide, Inc. Letter of Credit 7.50%, due 3/31/2015	Trucking and Leasing	(12,824,547)	(105,753)	(384,737)	-0.44%

Total Unfunded Obligations			(215,398)	(424,816)	-0.49%

Total Investments			$118,142,962	$119,209,284	136.63%

	Industry	Notional Amount	Amortized Cost	Fair Value	% of Members’ Capital (3)
Derivatives:
Assets
Total Return Swap, L+1.63% due 5/22/16 (6)	Diversified Financial Services	76,500,000	$—	$843,864	0.97%

Total Assets			—	843,864	0.97%

Liabilities
Embedded derivative - Note Payable (6)	Diversified Financial Services	76,500,000	—	843,864	0.97%

Total Assets			—	843,864	0.97%

Total Derivatives			$—	$—	0.00%

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are in U.S. based issuers.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Percentage is based on members’ capital of $87,250,637 as of June 30, 2013.
(4)	At the option of the issuer, this rate may be either 5.00% + the greater of the prime rate and the fed funds effective rate or L+6.50%.
(5)	Held by the Company indirectly through CM Finance SPV and pledged as collateral for the Total Return Swap.
(6)	Refer to Note 6 for more detail on the Total Return Swap and the Embedded derivative – Note Payable.

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

Note 1.	Organization

CM Finance Inc (“CMFN,” the “Company,” or “us” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, or the Code, for U.S. federal income tax purposes.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, comprised of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or “Cyrus Funds”). CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC have become the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC, on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Investment Manager”) as its investment manager and administrator.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

The Company consolidates the operations of its wholly-owned subsidiary, CM Finance SPV, Ltd. (“SPV”), a special purpose vehicle used to finance certain investments.

Note 2.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a.	Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all values are stated in United States dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period as required by U.S. GAAP. These adjustments are normal and recurring in nature. The results for the interim periods are not necessarily reflective of results for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments and other amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing the Company’s consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

The Company consolidates its controlled and wholly owned subsidiaries. Accordingly, the Company consolidated SPV, since the Company owns 100% of the equity of SPV. All material inter-company balances and transactions have been eliminated.

b.	Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

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

Structuring fees and similar fees are recognized as income as earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Investment Manager may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the nine months ended March 31, 2014 and March 31, 2013, the Company earned $1,231,371 and $111,257 in PIK interest, respectively. For the three months ended March 31, 2014 and March 31, 2013, the Company earned $412,587 and $88,306 in PIK interest, respectively.

c.	Paid In Capital

The Company records the proceeds from the sale of its common stock to (i) common stock and (ii) additional paid-in capital, excluding all commissions and marketing support fees.

d.	Earnings per Share

Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

e.	Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend.

f.	Cash and restricted cash

Cash consists of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has restrictions on the uses of the cash held by SPV based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 6.

g.	Investment Transactions and Expenses

Purchases of loans, including revolving credit agreements, are recorded on a fully committed basis until the funded and unfunded portions are known or estimable, which in many cases may not be until settlement.

Expenses are accrued as incurred.

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Deferred debt issuance costs, incurred in connection with our Notes Payable, are amortized using the straight line method over the life of the notes.

Offering costs have been charged to paid-in capital upon sale of shares in the Offering.

h.	Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 5. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2014 or June 30, 2013.

Investments that are not traded on securities exchanges but are traded on the over-the-counter (“OTC”) markets (such as term loans, notes and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3.

The embedded derivatives in the Notes Payable from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated due to the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Investment Manager were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 5 and Note 6 for more detail.

Investments for which market quotations are not readily available or may be considered unreliable are fair valued by the Investment Manager, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The Investment Manager will typically make changes in the valuation method of the Company as changes in the underlying company dictates, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material.

The Company’s valuation policies and procedures are developed by the Investment Manager, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company and adopted by the board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment. The investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company-specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Investment Manager on a periodic basis and at least once annually. Independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Investment Manager’s preliminary valuations and make their own independent assessment. The Valuation Committee of our board of directors then reviews the preliminary valuations of the Investment Manager and that of the independent valuation firm. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s Board of Directors regarding the fair value of each investment in good faith based on the input of the Investment Manager and the independent valuation firm. Upon recommendation by the Valuation Committee and a review of the valuation materials of the Investment Manager and the third party independent valuation firm, the Board of Directors of the Company determines the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 5.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

i.	Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. During the three months ended March 31, 2014, the Company declared ordinary distributions of $2,476,851. The tax character of these distributions will be determined after the fiscal year end of the Company.

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

The Investment Manager has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open for the periods ended March 31, 2014 and March 31, 2013. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Note 3.	New Accounting Pronouncements

During the nine months ended March 31, 2014, the Company adopted Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 are intended to create a converged offsetting model that would eliminate a significant quantitative difference between statements of assets and liabilities prepared under U.S. GAAP and IFRS. ASU 2011-11 requires additional disclosures for recognized financial and derivative instruments that are either offset on the Consolidated Statement of Assets and Liabilities or are subject to an enforceable master netting agreement. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

Note 4.	Due from and due to Broker

Due from and due to brokers consists of cash in U.S. dollars held as collateral and payments due from UBS in connection with the TRS.

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America.

Note 5.	Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these financial statements as “investments”).

a.	Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, liquidity risk and credit risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement that the Company currently has in place with UBS. At March 31, 2014, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Investment Manager attempts to limit the Company’s credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA agreements, but would do so if the exposure were material.

b.	Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the nine months ended March 31, 2014 and March 31, 2013. These purchase and sale amounts exclude derivative instruments.

	Nine Months Ended March 31,
	2014	2013
Investment origination and purchases, at cost (including PIK interest)	$190,149,089	$84,006,088
Investment sales and repayments	82,528,896	18,572,335

The composition of the Company’s investments as of March 31, 2014, as a percentage of the total portfolio at amortized cost and fair value are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$82,371,074	36.58%	$81,596,151	35.95%
Senior Secured Second Lien Term Loans	103,545,091	45.98	105,070,883	46.29
Senior Secured Notes	24,016,712	10.67	24,657,796	10.86
Unsecured Debt	14,835,286	6.59	14,830,987	6.54
Warrants	397,557	0.18	812,873	0.36
Total Return Swaps	—	—	921,338	0.41
Embedded derivatives - Notes Payable	—	—	(921,338)	-0.41

Total	$225,165,720	100.00%	$226,968,690	100.00%

The composition of the Company’s investments as of June 30, 2013 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$74,730,786	63.25%	$74,807,541	62.75%
Senior Secured Second Lien Term Loans	23,231,204	19.66	23,448,281	19.67
Senior Secured Notes	19,783,415	16.75	20,397,491	17.11
Warrants	397,557	0.34	555,971	0.47
Total Return Swaps	—	—	843,864	0.71
Embedded derivatives - Notes Payable	—	—	(843,864)	-0.71

Total	$118,142,962	100.00%	$119,209,284	100.00%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2014:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$36,293,622	15.98%
Healthcare-Products/Services	34,074,294	15.01
Oil and Gas	31,698,175	13.97
Construction & Building	19,805,987	8.73
Trucking and Leasing	14,999,906	6.61
Entertainment and Leisure	14,815,739	6.53
Industrial	14,778,469	6.51
Retail	13,771,671	6.07
Automobiles and Components	13,070,675	5.76
Airlines	11,523,998	5.08
Pipelines	10,122,847	4.46
Diversified Financial Services	7,085,982	3.12
Commercial Services	4,927,325	2.17

Grand Total	$226,968,690	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$36,128,920	30.31%
Oil and Gas	28,085,722	23.56
Automobiles and Components	15,680,000	13.15
Trucking and Leasing	11,870,660	9.96
Airlines	10,821,045	9.08
Pipelines	10,050,000	8.43
Diversified Financial Services	6,572,937	5.51

Total	$119,209,284	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2014:

	Investments at Fair Value	Percentage of Total Portfolio
U.S. Mid-Atlantic	$65,053,821	28.66%
U.S. Southwest	61,292,383	27.01
U.S. Midwest	47,080,578	20.74
U.S. Southeast	17,064,076	7.52
Mexico	14,830,987	6.53
U.S. West	11,523,998	5.08
U.S. Northeast	10,122,847	4.46

Total	$226,968,690	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2013:

	Investments at Fair Value	Percentage of Total Portfolio
U.S. Midwest	$43,038,160	36.11%
U.S. Mid-Atlantic	37,186,774	31.19
U.S. Southwest	18,113,305	15.19
U.S. West	10,821,045	9.08
U.S. Northeast	10,050,000	8.43

Total	$119,209,284	100.00%

c.	Derivatives

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2014.

	Assets	Liabilities	Notional	Contracts

Credit Risk:
Total Return Swaps	$921,338	$—	126,500,000	2
Embedded derivatives
Notes Payable	—	921,338	126,500,000	2

Gross fair value of derivative contracts	$921,338	$921,338
Counterparty netting	—	—

Net fair value of derivative contracts	921,338	921,338
Collateral not offset	—	—

Net amount	$921,338	$921,338

In the preceding table, the number of contracts as of March 31, 2014 is reflective of the volume of derivatives activity during the period.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2013.

	Assets	Liabilities	Notional	Contracts

Credit Risk:
Total Return Swaps	$843,864	$—	76,500,000	1
Embedded derivative
Note Payable	—	843,864	76,500,000	1

Gross fair value of derivative contracts	$843,864	$843,864

In the preceding table, the number of contracts as of June 30, 2013 is reflective of the volume of derivatives activity during the period.

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statement of Operations for the nine months ended March 31, 2014. None of the derivatives were designated as hedging instruments under U.S. GAAP. The Company did not hold any derivative positions during the nine months ended March 31, 2013.

Included in net change in unrealized (depreciation) appreciation on investments and derivatives
Total Return Swaps	$(77,474)
Embedded derivatives
Note Payable	77,474

Total	$—

d.	Fair Value Measurements

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

Level 3 – valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available in the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2014:

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Term Loans	$—	$—	$81,596,151	$81,596,151
Senior Secured Second Lien Term Loans	—	—	105,070,883	105,070,883
Senior Secured Notes	—	—	24,657,796	24,657,796
Unsecured Debt	—	—	14,830,987	14,830,987
Warrants	—	—	812,873	812,873

Total Investments	—	—	226,968,690	226,968,690
Derivatives
Total Return Swaps	—	—	921,338	921,338

Total Derivatives	—	—	921,338	921,338

Total Assets	$—	$—	$227,890,028	$227,890,028

Liabilities
Derivatives
Embedded derivatives
Notes Payable	—	—	921,338	921,338

Total Derivatives	—	—	921,338	921,338

Total Liabilities	$—	$—	$921,338	$921,338

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2014:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Warrants	Total Investments

Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$—	$555,971	$119,209,284
Purchases (including PIK interest)	91,027,982	80,257,994	4,050,613	14,812,500	—	190,149,089
Sales	(82,495,537)	(33,359)	—	—	—	(82,528,896)
Amortization	(52,952)	88,946	182,684	22,786	—	241,464
Net realized gains (losses)	(839,205)	306	—	—	—	(838,899)
Net change in unrealized (depreciation) appreciation	(851,678)	1,308,715	27,008	(4,299)	256,902	736,648

Balance as of March 31, 2014	$81,596,151	$105,070,883	$24,657,796	$14,830,987	$812,873	$226,968,690

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2014	$(854,122)	$1,308,713	$27,008	$(4,299)	$256,902	$734,202

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives

Balance as of June 30, 2013	$843,864	$(843,864)	$—

Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	77,474	(77,474)	—

Balance as of March 31, 2014	$921,338	$(921,338)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2014	$77,474	$(77,474)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2013:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Warrants	Total Investments

Balance as of June 30, 2012	$21,571,479	$—	$—	$—	$21,571,479

Origination purchases (including PIK interest)	64,731,083	9,218,115	9,896,890	160,000	84,006,088
Sales	(16,294,558)	(2,277,777)	—	—	(18,572,335)
Amortization	25,629	252	9,230	—	35,111
Net realized gains (losses)	30,972	44,662	—	—	75,634
Net change in unrealized (depreciation) appreciation	453,581	14,748	25,181	—	493,510

Balance as of March 31, 2013	$70,518,186	$7,000,000	$9,931,301	$160,000	$87,609,487

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2013	$459,639	$14,748	$25,181	$—	$499,568

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

During the nine months ended March 31, 2014 and March 31, 2013, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2014 and June 30, 2013. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of March 31, 2014	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Term Loans	$81,596,151	Yield Analysis	Market Yields	12.1%	9.6% - 16.6%
		Broker Quoted
		Collateral
		Coverage

Senior Secured Second Lien Term Loans	105,070,883	Yield Analysis	Market Yields	11.4%	9.7% - 12.4%
		Broker Quoted
		Collateral
		Coverage

Senior Secured Notes	24,657,796	Yield Analysis	Market Yields	16.6%	15.5% - 18.1%
		Broker Quoted
		Collateral
		Coverage

Unsecured Debt	14,830,987	Yield Analysis	Market Yields	11.3%	11.3%
		Broker Quoted
		Collateral
		Coverage

Warrants	812,873	Option Analysis	LTM EBITDAR	7.5x	7.4x - 7.6x
			Asset Volatility	25%	N/A
			Equity Volatility	68%	N/A
			Illiquidity Discount	17%	10% - 45%

Total Return Swaps	921,338	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	(921,338)	Other Approach	Intrinsic value	N/A	N/A

	Fair Value as of June 30, 2013	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Term Loans	$74,807,541	Indicative Market Quotes	Broker quotes	N/A	N/A

Senior Secured Second Lien Term Loans	23,448,281	Indicative Market Quotes	Broker quotes	N/A	N/A

Senior Secured Notes	10,425,074	Market Comparables	Illiquidity discount	3%	3%
			PIK discount	2.2%	1.5% - 3%
			Yield	7.3%	7.3%
	9,972,417	Indicative Market Quotes	Broker quotes	N/A	N/A

Warrants	395,971	Market Comparables	Implied volatility	37%	37%

	160,000	Other Approach	Recent funding	N/A	N/A

Total Return Swaps	843,864	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	(843,864)	Other Approach	Intrinsic value	N/A	N/A

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

Note 6.	Notes Payable

On May 23, 2013, as amended on June 6, 2013, the Company, through SPV, entered into a $76.5 million financing transaction (the “Financing Facility”) due May 22, 2016 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility monthly at a rate of one month LIBOR plus a spread that increases from 1.63% per annum from May 23, 2013 to July 14, 2013 to 1.97% per annum from July 15, 2013 to August 14, 2013 to 2.85% per annum from August 15, 2013 through the end of the term (the “Financing Rate”).

On December 5, 2013, the Company amended the terms of the Financing Facility to add a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2015. The Revolving Financing bears interest at a rate of (a) 2.10% per annum from December 4, 2013 through December 4, 2014 and (b) 1.60% per annum from December 5, 2014 through the term of the Revolving Financing. With respect to undrawn amounts, the Company will pay interest monthly on the daily average of amounts that are not drawn on the Revolving Financing at a rate of 0.50% per annum (the “Revolver Financing Rate”). As of March 31, 2014, $35.0 million was outstanding on the Revolving Financing.

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

Third, SPV issued and sold an additional $50 million notes (the “Revolving Notes”), secured by the SPV Assets to UBS. Cash is only exchanged when the revolving notes are drawn. Under the terms of the indenture under which the Revolving Notes were issued (the “Revolver Indenture”), the holders of the Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the SPV Assets and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Revolving Notes”). This represents the embedded derivative in the Note Payable from SPV to UBS.

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the Revolver Financing Rate.

The fair value of our notes payable was estimated based on the rate at which similar facilities would be priced today. At March 31, 2014, the fair value of the notes payable was estimated at $111.5 million.

Cash, restricted (as shown on the Consolidated Statement of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2014, SPV had assets of $256.2 million, which included $219.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $35.7 million in cash held by the trustee of the Financing Facility. At March 31, 2014 and June 30, 2013, the carrying amount of the Notes approximates the fair value. For the nine months ended March 31, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate was $78.2 million and 2.49%, respectively.

Note 7.	Indemnification, Guarantees, Commitments and Contingencies

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

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2014, the Company did not hold any unfunded commitments and as of June 30, 2013, the Company held unfunded commitments in the amount of approximately $16.8 million.

The following table details the unfunded commitments as of June 30, 2013:

Investments	Principal	Amortized Cost	Fair Value
MF Global Holdings, Ltd. Exit Facility, 5.00%, due 12/4/2014	$(4,007,888)	$(109,645)	$(40,079)

YRC Worldwide, Inc. Letter of Credit, 7.5%, due 3/31/2015	$(12,824,547)	(105,753)	(384,737)

Total Unfunded Commitments		$(215,398)	$(424,816)

Note 8.	Agreements and Related Party Transactions

Related Party Transactions

Mr. Michael C. Mauer, our Chief Executive Officer, and Mr. Christopher E. Jansen, our President and Secretary and members of our board of directors together own 1% of our outstanding common stock, and Messrs. Mauer and Jansen also hold a 42.0% interest in the Investment Manager.

Stifel Venture Corp. (“Stifel”) owns 16.0% of our outstanding common stock, and also holds a 20% interest in the Investment Manager, and Mr. Stephan Kuppenheimer, an employee of Stifel, is a member of our board of directors and a member of the investment committee of the Investment Manager.

The Cyrus Funds own 27.9% of our outstanding common stock and a 38.0% economic interest in the Investment Manager.

In connection with the Offering, the Investment Manager, paid (i) $3.45 million or 50% of the total underwriting costs, and (ii) offering costs in excess of the $1.2 million paid by Company.

Investment Advisory Agreement

On February 5, 2014, upon our election to be regulated as a BDC, we entered into an Investment Advisory Agreement with the Investment Manager. Pursuant to this agreement, we have agreed to pay to the Investment Manager a base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and an incentive fee consisting of two parts.

The first part which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

The second part is calculated and payable in arrears as of the end of each calendar year and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

The Investment Manager has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the Offering, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in of the Offering. For the period from February 6, 2014 through March 31, 2014, $455,934 in base management fees were earned by the Investment Manager, of which $455,934 were waived.

As of March 31, 2014, the Company recorded $696,031 in accrued expenses and other liabilities on its consolidated statement of assets and liabilities for reimbursement of expenses owed to the Investment Manager and $105,000 in prepaid expenses and other assets on its consolidated statement of assets and liabilities for reimbursement of expenses owed from the Investment Manager.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, the Investment Manager and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Manager’s services under the Investment Advisory Agreement or otherwise as the Investment Manager.

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base or incentive management fees were due.

Administration Agreement

The Company entered into an administration agreement with the Investment Manager pursuant to which the Investment Manager furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Investment Manager will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. There were $165,457 of such costs incurred under the administration agreement for the period from February 6, 2014 through March 31, 2014, and are included in professional fees and other expenses on the consolidated statements of operations.

Under an administration agreement with the Investment Manager, the Investment Manager provides us with our interim chief financial officer, other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Investment Adviser has retained the services of accounting and back office professionals, including the Company’s interim chief financial officer, through a services agreement with the Cyrus Funds to assist the Investment Manager in fulfilling certain of its obligations to us under the administration agreement.

As of March 31, 2014, we have recorded $616,399 in distributions payable to the Cyrus Funds in connection with costs incurred by the Cyrus Funds on our behalf prior to the Offering.

License Agreement

We have entered into a license agreement with the Investment Manager under which the Investment Manager has agreed to grant us a non-exclusive, royalty-free license to use the name “CM Finance.” Under this agreement, we have a right to use the “CM Finance” name for so long as the Investment Manager or one of its affiliates remains the Investment Manager. Other than with respect to this limited license, we have no legal right to the “CM Finance” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with the Investment Manager is in effect.

Stifel Arrangement

In December 2013, we entered into the Stifel Arrangement pursuant to which Stifel made a capital contribution to us on February 5, 2014 and has certain rights, such as a right to nominate for election a member of our board of directors. Stifel does not have any rights to exercise a controlling influence over our operations or the operations of our Investment Manager.

Six of the investment professionals employed by the Investment Manager as part of the investment team are also employees of Stifel. Although these investment professionals dedicate a majority of their time to the business and activities of the Investment Manager, they are dual employees of both Stifel and the Investment Manager, and as a result, may continue to engage in investment advisory activities for Stifel.

Note 9.	Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the nine months ended March 31, 2014 and March 31, 2013, the Company recorded directors’ fees and accrued expenses of $125,000 and $0, respectively, of which $125,000 and $0 was payable at March 31, 2014 and December 31, 2013, respectively.

Note 10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
For the period from February 6, 2014 through March 31, 2014
Net increase in net assets resulting from operations	$2,063,524
Weighted average shares outstanding	13,666,666
Basic/diluted net increase in net assets from operations per share	$0.15

Note 11.	Distributions

On March 14, 2014, our board of directors declared a quarterly dividend of $0.1812 per share payable on March 31, 2014 to holders of record as of March 24, 2014. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Note 12.	Share Transactions

The following table summarizes the total shares issued and proceeds received in connection with the Company’s Offering for the nine months ended March 31, 2014.

	Shares	Amount
Issuance of shares to Original Investors	6,000,000	$90,000,000
Issuance of shares to Stifel	2,181,818	32,727,270
Repurchase of shares from Original Investors	(2,181,818)	(32,727,270)
Issuance of shares in the Offering	7,666,666	114,999,990

Total Shares issued	13,666,666	204,999,990
Underwriting costs	—	(3,450,000)
Offering costs	—	(1,200,000)

Total shares outstanding/net proceeds to Company	13,666,666	$200,349,990

As of March 31, 2014, the Company has sold 13,666,666 shares of common stock through issuance to Original Investors and Stifel, net of a repurchase of shares from the Original Investors, and the Offering.

Note 13.	Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

For the period from February 6, 2014 through March 31, 2014
Per share data (1)
Net asset value, beginning of period	$15.00
Net investment income	0.13
Net realized and unrealized gains	0.02

Net increase in net assets resulting from operations	0.15

Dividends declared (2)	(0.18)

Offering costs	(0.09)
Sales load	(0.25)

Net decrease in net assets resulting from capital share transactions	(0.34)

Net asset value, end of period	$14.63

Market value per share, end of period	$15.59

Total return based on net asset value (3)(5)	0.41%
Total return based on market value (4)(5)	5.16%

Shares outstanding at end of period	13,666,666

Ratio/Supplemental Data:
Net assets, at end of period	$199,936,663
Ratio of total expenses to average net assets (6)	5.60%
Ratio of net expenses to average net assets (6)	4.06%
Ratio of interest expense and fees to average net assets (6)	1.31%
Ratio of net investment income before fee waiver to average net assets (6)	4.43%
Ratio of net investment income after fee waiver to average net assets (6)	5.97%
Total Notes Payable	111,520,623
Asset Coverage Ratio (7)	2.79
Portfolio Turnover Rate (5)(8)	49%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	The total return based on net asset value is based on the change in net asset value per share assuming an investment at $14.75 per share (the initial public offering price of $15.00 per share, less sales load of $0.25 per share).
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $15.00 per share.
(5)	Not annualized.
(6)	Annualized.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the nine months ended March 31, 2014.

The following represents supplemental ratios and data for CM Finance LLC:

Nine months ended March 31, 2013
Total return	11.71%

Ratio of net investment income to average members’ capital	8.62%
Ratio of operating expenses to average members’ capital	(0.40%)
Ratio of credit facility related expenses to average members’ capital	0.00%
Ratio of total expenses to average members’ capital	(0.40%)
Portfolio turnover rate	44.97%

Supplemental Data:
Members’ capital at end of period/year	$69,082,586
Average members’ capital	$39,110,835

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

Note 14.	Tax Information

As of March 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$226,739,574

Gross unrealized appreciation	492,081
Gross unrealized depreciation	(262,965)

Net unrealized investment appreciation	$229,116

Note 15.	Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 14, 2014, our board of directors declared a quarterly distribution of $0.3375 per share payable on July 1, 2014 to holders of record as of June 16, 2014.

Subsequent to quarter end, the Company invested $59.0 million and received repayment or sales proceeds of $19.9 million.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

CM Finance Inc (“CMFN,” the “Company,” or “us” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, or the Code, for U.S. federal income tax purposes.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, comprised of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or “Cyrus Funds”). CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC have become the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC, on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Investment Manager”) as its investment manager and administrator.

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments by targeting investment opportunities with favorable risk-adjusted returns. The Company invests primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

The Company consolidates the operations of its wholly-owned subsidiary, CM Finance SPV, Ltd. (“SPV”), a special purpose vehicle used to finance certain investments.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior management and the Investment Manager;

•	at least once each quarter, the valuation for each portfolio investment is reviewed by an independent valuation firm;

•	the valuation committee of our board of directors then reviews these preliminary valuations; and

•	the board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Manager, the independent valuation firm and the valuation committee.

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

As of March 31, 2014 and June 30, 2013, all of our investments were Level III investments valued based on valuations by our board of directors and the Investment Manager, respectively.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

Our revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. We have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest is accrued at the contractual rates and added to the loan principal on the reset dates. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK interest.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Financing Facility

On May 23, 2013, as amended on June 6, 2013 and December 4, 2013, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $76.5 million term securitized financing facility (the “Term Financing”), which expires on May 22, 2016, and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2015. We paid interest on the face amount of the Term Financing monthly at a rate of one-month LIBOR plus a spread of 1.63% per annum from May 23, 2013 to July 14, 2013. We paid interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 1.97% per annum from July 15, 2013 to August 14, 2013. As of August 14, 2013, through the term of the Term Financing, we pay interest on the face amount of the term portion of the Term Financing monthly at a rate of 2.85% per annum. The Revolving Financing bears interest at a rate of (a) 2.10% per annum from December 4, 2013 through December 4, 2014 and (b) 1.60% per annum from December 5, 2014 through the term of the Revolving Financing. With respect to undrawn amounts, we will pay interest monthly on the daily average of amounts that are not drawn on the Revolving Financing at a rate of 0.50%. The Financing Facility is collateralized by a portion of our assets (the “SPV Assets”).

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable under the investment advisory agreement (the “Investment Advisory Agreement”) between us and the Investment Manager, and administration fees and the allocable portion of overhead under the administration agreement (“Administration Agreement”) between us and the Investment Manager. The base management fee and incentive compensation remunerates the Investment Manager for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and our initial public offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Investment Manager’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Investment Manager in connection with administering our business.

Portfolio and investment activity

Portfolio composition

At March 31, 2014, our investment portfolio of $227.0 million (at fair value) consisted of investments in 19 portfolio companies, of which 36.0% were first lien investments, 46.2% were second lien investments, 10.9% were senior secured notes, 6.5% were unsecured notes and 0.4% were warrant positions. Our average portfolio company investment at fair value was approximately $12.2 million. Our largest portfolio company investment by fair value was $20.0 million.

At March 31, 2014, 89.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 10.9% bore interest at fixed rates. The weighted average yield on our investment portfolio at March 31, 2014 was approximately 10.17%. The weighted average yield was computed using the effective interest rates for all of our debt investments to maturity from March 31, 2014.

The industry composition of our portfolio at fair value at March 31, 2014 was as follows:

Percentage of Total Portfolio
Telecommunications	15.98%
Healthcare-Products/Services	15.01
Oil and Gas	13.97
Construction & Building	8.73
Trucking and Leasing	6.61
Entertainment and Leisure	6.53
Industrial	6.51
Retail	6.07
Automobiles and Components	5.76
Airlines	5.08
Pipelines	4.46
Diversified Financial Services	3.12
Commercial Services	2.17

Grand Total	100.00%

During the nine months ended March 31, 2014, we made investments in 17 portfolio companies, totaling approximately $190.1 million, of which six were additions to existing investments. Of these new investments, 47.5% consisted of first lien investments, 44.7% second lien investments and 7.8% unsecured debt investments.

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

Asset Quality

In addition to various risk management and monitoring tools, we use the Investment Manager’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

If the Investment Manager determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Investment Manager will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Investment Manager’s monitoring of an investment will be determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

The following table shows the investment rankings of the debt investments in our portfolio:

	As of March 31, 2014			As of June 30, 2013
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$24,551,299	20.7%	2
2	226,155,817	100	19	94,102,014	79.3	9
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	$226,155,817	100.0%	19	$118,653,313	100.0%	11

Results of Operations

Comparison of the three months ended March 31, 2014 and March 31, 2013

Investment income

Investment income, attributable to interest and fees on our debt investments, for the three months ended March 31, 2014 increased to $5.5 million from $1.5 million for the three months ended March 31, 2013, due to the growth of the portfolio from the comparable period.

Expenses

Total expenses for the three months ended March 31, 2014 increased to $1.4 million from $6,884 for the three months ended March 31, 2013, due primarily to the interest expense on the Financing Facility and increases in operating expenses.

Net investment income

Net investment income increased to $4.1 million for the three months ended March 31, 2014 from $1.5 million for the three months ended March 31, 2013, primarily due to an increase in investment income from the increase in invested assets partially offset by increase in expenses.

Net realized gain or loss

The net realized gain on investments for the three months ended March 31, 2014 were $230,391, due to gains on partial and full repayments and sales activity during the quarter.

The net realized gain on investments for the three months ended March 31, 2013 were $34,056, due to gains on partial and full repayments and sales activity during the quarter.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $1.3 million for the three months ended March 31, 2014, compared to net unrealized appreciation of $340,160 for the three months ended March 31, 2013, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Comparison of the nine months Ended March 31, 2014 and March 31, 2013

Investment income

Investment income, attributable to interest and fees on our debt investments, for the nine months ended March 31, 2014 increased to $14.5 million from $3.5 million for the nine months ended March 31, 2013, due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the nine months ended March 31, 2014 increased to $3.1 million from $156,579 for the nine months ended March 31, 2013, due primarily to the interest expense on the Financing Facility and increased operating expenses.

Net investment income

Net investment income increased to $11.4 million for the nine months ended March 31, 2014 from $3.4 million for the nine months ended March 31, 2013, primarily due to an increase in investment income resulting from the increase in invested assets over the prior year period.

Net realized gain or loss

The net realized loss on investments totaled $838,899 for the nine months ended March 31, 2014, compared to a net realized gain of $75,624 for the nine months ended March 31, 2013, due to gains or losses on partial or full repayments and sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $736,648 for the nine months ended March 31, 2014, compared to net unrealized appreciation of $493,510 for the nine months ended March 31, 2013, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2014, our cash balance increased by $52.4 million. During that period, we used $62.7 million in cash from operating activities, primarily due to new investments in portfolio companies of $188.9 million, partially offset by $82.5 million in portfolio company investment repayments and sales. During the same period, we generated $115.1 million from financing activities, consisting primarily of proceeds from the Offering and borrowings partially offset by distributions to our Original Investors and to our stockholders.

For the nine months ended March 31, 2013, we experienced no change in cash. During that period, we used $47.0 million in cash for operating activities primarily to fund $83.9 million in new investments, which were partially offset by $18.6 million in repayments and sales. During the same period, we generated $47.0 million from financing activities, consisting primarily of capital contributions from our Original Investors.

Capital Resources

As of March 31, 2014, we had $52.4 million of cash and $35.7 million in restricted cash and our net assets totaled $199.8 million. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Financing Facility as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

As discussed below in further detail, we intend to elect to be treated as a RIC, for the fiscal year ending June 30, 2014. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with GAAP.

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

Investment Advisory Agreement

On February 5, 2014, upon our election to be regulated as a BDC, we entered into an Investment Advisory Agreement with the Investment Manager. Pursuant to this agreement, we have agreed to pay to the Investment Manager a base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and an incentive fee consisting of two parts.

The first part which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

The second part is calculated and payable in arrears as of the end of each calendar year and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

The Investment Manager has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the Offering, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in of the Offering. For the period from February 6, 2014 through March 31, 2014, $455,934 in base management fees were earned by the Investment Manager, of which $455,934 were waived.

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement at its first meeting, held on October 8, 2013. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Investment Manager; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) any existing and potential sources of indirect income to our Investment Manager from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (e) the organizational capability and financial condition of our Investment Manager; and (f) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2014 and June 30, 2013, we did not engage in any off-balance sheet financing or hedging arrangements, other than the commitments and contingencies described above.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2014, 89.1% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at March 31, 2014, a 1.00% increase in interest rates would decrease our net interest income by less than 2.0% and a 2.00% increase in interest rates would increase our net interest income by approximately 4.0%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and interim Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 for the nine months ended March 31, 2014, there has been no other material change to the information provided under the heading “Risk Factors” in our final prospectus filed with the SEC on February 6, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

In addition, on February 5, 2014, we issued 2,181,818 shares of our common stock at a per share price of $15.00 in a private placement to Stifel Venture Corp. for an aggregate purchase price of $32.7 million. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) and Rule 506 thereunder as transactions by an issuer not involving a public offering. We used the proceeds from the sale of shares of our common stock to Stifel to repurchase 2,181,818 shares from the Cyrus Funds.

On February 11, 2014, we closed our initial public offering of 7,666,666 shares of common stock, including 1,000,000 shares pursuant to the full exercise of the overallotment option granted to the underwriters, at a public offering price of $15.00 per share for total gross proceeds of $115.0 million. The net proceeds to us of the initial public offering, after deducting the underwriting fees and commissions, were approximately $111.5 million. The Adviser paid 50% of the underwriting fees and commissions and offering expenses incurred by us that exceeded $1,200,000 without recourse or reimbursement by us.

We used a portion of the net proceeds of our initial public offering to repay, in full, the outstanding indebtedness to the Cyrus Funds of $39.8 million. We intend to use the remaining net proceeds to invest in unitranche loans and standalone second and first lien loans, along with investing selectively in mezzanine loans/structured equity and in the equity of portfolio companies through warrants and other instruments. Raymond James, Keefe, Bruyette & Woods, a Stifel Company, and Oppenheimer & Co. acted as joint book-running managers for the offering. Stephens Inc. and Wunderlich Securities acted as co-managers.

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
Dated: May 14, 2014

	By:	/s/ Michael C. Mauer
	Name:	Michael C. Mauer
	Title:	Chief Executive Officer

	By:	/s/ Anthony Scire
	Name:	Anthony Scire
	Title:	Interim Chief Financial Officer