Form 10-Q
period 2014-09-30
CM Finance Inc
filed 2014-11-10
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 7, 2014 was 13,666,666.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2014 (Unaudited)	June 30, 2014
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $296,539,888 and $271,682,258, respectively)	$298,672,633	$273,710,465
Derivatives, at fair value (cost $0 and $0, respectively)	987,590	563,866
Cash	18,049,346	24,698,073
Cash, restricted	12,002,839	7,139,313
Interest receivable	1,986,834	1,458,043
Deferred debt issuance costs	3,330,671	459,676
Prepaid expenses and other assets	537,280	730,562

Total Assets	$335,567,193	$308,759,998

Liabilities
Notes Payable:
Term loan	$102,000,000	$76,500,000
Revolving credit facility	21,487,523	9,091,314
Payable for investments purchased	1,194,000	16,660,000
Distributions payable	4,612,500	4,612,500
Derivatives, at fair value (cost $0 and $0, respectively)	987,590	563,866
Base management fees payable	1,107,453	313,237
Income-based incentive fees payable	386,629	—
Accrued deferred financing costs	2,787,292	—
Interest payable	130,583	108,117
Accrued expenses and other liabilities	675,862	694,143

Total Liabilities	135,369,432	108,543,177
Commitments and Contingencies (Note 6)
Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,666,666 and 13,666,666 shares issued and outstanding, respectively)	13,667	13,667
Additional paid-in capital	198,810,786	198,810,786
Undistributed net realized gain (loss)	(123,598)	—
Distributions in excess of net investment income	(635,839)	(635,839)
Net unrealized appreciation on investments	2,132,745	2,028,207

Total Net Assets	200,197,761	200,216,821

Total Liabilities and Net Assets	$335,567,193	$308,759,998

Net Asset Value Per Share	$14.65	$14.65

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2014		2013
Investment Income:
Interest income		$6,932,006		$3,276,493
Payment in-kind interest income		561,020		408,492
Other fee income		336,568		115,099
Royalty income		31,275		—

Total investment income		7,860,869		3,800,084
Expenses:
Interest expense		718,876		501,402
Amortization of deferred debt issuance costs		172,892		26,049
Base management fees		1,107,453		—
Income-based incentive fees		969,458		—
Capital gains incentive fees		138,049		—
Custodian and administrator fees		88,690		—
Directors’ fees		114,750		—
Professional fees		210,223		131,228
Allocation of administrative costs from advisor		191,420		—
Insurance expense		110,746		—
Other expenses		146,690		12,617

Total expenses		3,969,247		671,296
Waiver of income-based incentive fees		(582,829)		—
Waiver of capital gains incentive fees		(138,049)		—

Net expenses		3,248,369		671,296

Net investment income (1)		4,612,500		3,128,788
Net realized and unrealized gains (losses) on investment transactions:
Net realized gains on investments attributable to CM Finance LLC		—		258,176
Net realized losses on investments attributable to CM Finance Inc		(123,598)		—
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC		—		(881,545)
Net change in unrealized (depreciation) appreciation on investments attributable to CM Finance Inc		104,538		—

Net realized and unrealized losses		(19,060)		(623,369)

Net increase in net assets resulting from operations		$4,593,440		$2,505,419

Net increase in net assets resulting from operations attributable to CM Finance LLC	$	N.A.		$2,505,419

Net increase in net assets resulting from operations attributable to CM Finance Inc		$4,593,440	$	N.A.

CM Finance Inc:
Basic and diluted:
Net investment income per share		$0.34	$	N.A.
Earnings per share		$0.34	$	N.A.
Weighted Average Shares of Common Stock Outstanding		13,666,666		N.A.
Dividends declared per common share		$0.3375	$	N.A.

(1)	Net investment income attribution:

	For the three months ended September 30,
	2014		2013
Net investment income attributable to CM Finance LLC	$	N.A.		$3,128,788

Net investment income attributable to CM Finance Inc		$4,612,500	$	N.A.

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2014	2013
CM Finance LLC:
Members capital at beginning of period		$87,250,637
Contributions from members		3,038,820
Net investment income		3,128,788
Net realized gains (losses) on investments		258,176
Net change in unrealized appreciation (depreciation) on investments		(881,545)

Members’ capital, at end of period		$92,794,876

CM Finance Inc:

Net assets at beginning of period	$200,216,821

Increase (decrease) in net assets resulting from operations
Net investment income	4,612,500
Net realized loss on investments	(123,598)
Net change in unrealized appreciation (depreciation) on investments	104,538

Net increase in net assets from operations	4,593,440
Dividends declared	(4,612,500)

Total decrease in net assets	(19,060)

Net assets at end of period (including distributions in excess of net investment income of $635,839 and $0, respectively)	$200,197,761

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$2,505,419
Net increase in net assets resulting from operations attributable to CM Finance Inc	4,593,440	—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(54,045,117)	(28,814,958)
Payment in kind interest	(561,020)	(408,492)
Sales and repayments of investments	30,018,581	14,979,583
Net realized loss (gain) on investments in securities attributable to CM Finance LLC	—	(258,176)
Net realized loss (gain) on investments in securities attributable to CM Finance Inc	123,598	—
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	—	881,545
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	(104,538)	—
Amortization of discount/premium on investments	(393,672)	(79,516)
Amortization of deferred debt issuance costs	172,892	(74,182)
Net (increase) decrease in operating assets:
Cash, restricted	(4,863,526)	8,721,889
Due from broker	—	20,011,505
Interest receivable	(528,791)	(597,559)
Deferred debt issuance costs	—	26,049
Prepaid expenses and other assets	193,282	—
Net increase (decrease) in operating liabilities:
Due to broker	—	2,151,074
Payable for investments purchased	(15,466,000)	—
Interest payable	22,466	(123,802)
Accrued expenses and other liabilities	(18,281)	40,801
Increase in base management fees payable	794,216	—
Income-based incentive fees payable	386,629	—

Net Cash Provided by (Used in) Operating Activities	(39,675,841)	18,961,180
Cash Flows from Financing Activities
Payment for deferred financing costs	(256,595)	—
Distributions to shareholders	(4,612,500)	—
Proceeds from borrowing on term loan	25,500,000	—
Proceeds from borrowing on revolving credit facility	46,066,444	—
Repayments of borrowing on revolving credit facility	(33,670,235)	—
Contributions from members of CM Finance LLC	—	3,038,820
Distributions to members of CM Finance LLC	—	(22,000,000)

Net Cash Provided by (Used in) Financing Activities	33,027,114	(18,961,180)

Net Change in Cash	(6,648,727)	—
Cash
Beginning of period	24,698,073	—

End of period	$18,049,346	$—

Supplemental cash flow information:
Cash paid for interest	$741,342	$625,204

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2014

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)	1.00%	3/30/2019	$35,000,000	$32,110,594	$32,110,594	16.04%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	10,111,111	9,990,501	9,302,222	4.65%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	14,887,500	14,490,700	14,738,625	7.36%
Butler Burgher Group LLC	Services	1M L + 11.75%(3)	0.25%	6/30/2017	8,750,000	8,603,431	8,592,500	4.29%
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK(2)(3)(4)	—	9/30/2019	14,261,441	13,854,324	14,261,441	7.12%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)	1.00%	6/19/2019	9,873,019	9,834,381	9,971,749	4.98%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	4,000,000	4,000,000	4,000,000	2.00%
New Standard Energy Texas LLC	Oil and Gas	7.00% cash, 6.00% PIK(2)(3)(5)	—	11/28/2016	4,591,678	4,591,678	4,591,678	2.29%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,957,500	15,306,452	15,431,325	7.71%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	9,765,590	9,564,282	9,570,278	4.78%
Virgin America, Inc.	Airlines	8.50% cash, 8.50% PIK(2)(4)	—	6/9/2016	5,886,125	5,623,400	5,886,125	2.94%
YRC Worldwide, Inc.(6)	Trucking and Leasing	3M L + 7.00%(3)	1.00%	1/1/2020	14,887,500	14,757,365	14,924,719	7.46%

Total Senior Secured First Lien Term Loans					148,971,464	142,727,108	143,381,256	71.62%
Senior Secured Second Lien Term Loans
AP NMT Acquisition BV(6)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	15,000,000	13,807,209	13,800,000	6.89%
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	11/1/2018	11,882,269	11,827,649	11,941,681	5.97%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	14,000,000	13,733,129	13,860,000	6.92%
CT Technologies Intermediate Holdings, Inc.	Healthcare-Products/Services	3M L + 8.00%(3)	1.25%	10/5/2020	12,000,000	11,845,524	12,000,000	5.99%
Ikaria Acquisition, Inc.	Healthcare-Products/Services	3M L + 7.75%	1.00%	2/12/2022	2,000,000	1,986,346	2,034,000	1.02%
North American Lifting Holdings, Inc.(7)	Industrial	3M L + 9.00%	1.00%	11/27/2021	16,200,000	15,120,445	16,119,000	8.05%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%(3)	1.00%	10/23/2019	15,000,000	14,788,194	15,000,000	7.49%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75%(3)	1.00%	9/30/2021	5,000,000	4,976,755	4,812,500	2.40%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,466,213	11,539,815	5.76%
Telular Corp.	Telecommunications	3M L + 8.00%(3)	1.25%	6/24/2020	7,500,000	7,408,510	7,500,000	3.75%
TNS, Inc.	Telecommunications	1M L + 8.00%(3)	1.00%	8/14/2020	17,112,500	17,118,233	17,026,937	8.51%
Trident USA Health Services, Inc.	Healthcare-Products/Services	3M L + 9.00%(3)(8)	1.25%	7/31/2020	20,000,000	19,950,168	19,750,000	9.87%
Virgin America, Inc.	Airlines	17.00% PIK(2)(4)	—	6/9/2016	5,924,521	5,823,433	5,924,521	2.96%
Total Senior Secured Second Lien Term Loans					153,159,105	149,851,808	151,308,454	75.58%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Warrants
AAR Intermediate Holdings, LLC(9)	Oilfield Services			9/30/2024	2,189,406	2,189,406	2,189,406	1.09%
Endeavour International Holding B.V., $3.01 strike(6)(9)	Oil and Gas			11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike(9)	Telecommunications			6/24/2024	201	1,374,009	1,200,000	0.60%
Virgin America, Inc., $2.50 strike(9)	Airlines			6/9/2016	513,333	184,116	424,116	0.21%
Virgin America, Inc., $3.50 strike(9)	Airlines			6/9/2016	385,000	53,441	169,400	0.09%

Total Warrants					3,247,940	3,960,972	3,982,923	1.99%

Total Non-Controlled/Non-Affiliates					$305,378,509	$296,539,888	$298,672,633	149.19%

Liabilities in excess of other assets							(98,474,872)	(49.19%)
Net Assets							$200,197,761	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2014

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Total Return Swap(10)	Diversified Financial Services	L + 2.85%	5/22/2016	$102,000,000	$—	$813,974	0.40%
Total Return Swap(10)	Diversified Financial Services	0.50%	12/4/2015	50,000,000	—	173,616	0.09%

Total Assets				152,000,000	—	987,590	0.49%

Liabilities
Embedded derivative— Notes Payable(10)	Diversified Financial Services			102,000,000	—	(813,974)	(0.40%)
Embedded derivative— Notes Payable(10)	Diversified Financial Services			50,000,000	—	(173,616)	(0.09%)

Total Liabilities				152,000,000	—	(987,590)	(0.49%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the investment advisor and approved by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Previously classified as Senior Secured Notes.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.4% of total assets.
(7)	Position or portion thereof unsettled as of September 30, 2014.
(8)	$15,000,000 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(9)	Security is non-income producing.
(10)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L	-	1 month LIBOR (0.16% as of September 30, 2014)

3M L	-	3 month LIBOR (0.24% as of September 30, 2014)

PIK	-	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

June 30, 2014

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
Active Media Services, Inc.	Commercial Services	1M L + 9.00%(3)	—	2/1/2018	$5,000,000	$4,888,563	$4,925,000	2.46%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	14,400,000	14,234,958	12,960,000	6.47%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	14,925,000	14,511,107	14,775,750	7.38%
Butler Burgher Group LLC	Services	1M L + 11.75%	0.25%	6/30/2017	8,750,000	8,592,500	8,596,876	4.29%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)	1.00%	6/19/2019	9,898,788	9,857,978	9,997,775	4.99%
Endeavour International Holding B.V.(4)	Oil and Gas	3M L + 7.00%(3)	1.25%	11/30/2017	4,930,716	4,864,519	4,807,448	2.40%
		3M L + 7.00%(3)	1.25%	11/30/2017	6,860,064	6,767,964	6,688,562	3.34%

Total					11,790,780	11,632,483	11,496,010	5.74%

MF Global Holdings, Ltd.(4)	Diversified Financial Services	3M L + 6.50%(3)	2.00%	12/4/2014	5,976,129	5,965,083	5,976,129	2.99%
New Standard Energy Texas LLC	Oil and Gas	7.00% cash, 6.00% PIK(2)(5)	—	11/28/2016	4,524,411	4,524,411	4,524,411	2.26%
PR Wireless, Inc.(6)	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	17,000,000	15,285,991	15,285,991	7.64%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	8,752,841	8,540,885	8,577,783	4.29%
YRC Worldwide, Inc.(4)	Trucking and Leasing	3M L + 7.00%(3)	1.00%	2/13/2019	14,925,000	14,787,021	14,962,313	7.47%

Total Senior Secured First Lien Term Loans					115,942,949	112,820,980	112,078,038	55.98%

Senior Secured Second Lien Term Loans
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50%(7)	1.25%	11/1/2018	14,912,125	14,840,295	15,061,246	7.52%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	14,000,000	13,726,110	13,720,000	6.85%
CT Technologies Intermediate Holdings, Inc.	Healthcare-Products/Services	3M L + 8.00%(3)	1.25%	10/5/2020	12,000,000	11,839,053	12,000,000	5.99%
Ikaria Acquisition, Inc.	Healthcare-Products/Services	3M L + 7.75%(3)	1.00%	2/12/2022	2,000,000	1,985,880	2,034,000	1.02%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	15,000,000	13,888,676	14,775,000	7.38%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%	1.00%	10/23/2019	15,000,000	14,780,919	14,775,000	7.38%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75%(3)	1.00%	9/30/2021	5,000,000	4,975,918	4,950,000	2.47%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,463,166	11,620,593	5.81%
Telular Corp.	Telecommunications	3M L + 8.00%(3)	1.25%	6/24/2020	7,500,000	7,404,490	7,387,500	3.69%
TNS, Inc.	Telecommunications	1M L + 8.00%(3)	1.00%	8/14/2020	17,112,500	17,118,479	17,283,625	8.63%
Trident USA Health Services, Inc.	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	20,000,000	19,948,051	20,000,000	9.99%

Total Senior Secured Second Lien Term Loans					134,064,440	131,971,037	133,606,964	66.73%

Senior Secured Notes
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK(2)(3)	—	9/30/2019	14,152,936	13,726,001	14,152,936	7.07%
Virgin America, Inc.	Airlines	17.00% PIK(2)	—	6/9/2016	5,924,520	5,808,385	5,924,520	2.96%
		8.50% cash, 8.50% PIK(2)	—	6/9/2016	5,886,125	5,584,289	5,886,125	2.94%

Total					11,810,645	11,392,674	11,810,645	5.90%

Total Senior Secured Notes					25,963,581	25,118,675	25,963,581	12.97%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (Continued)

June 30, 2014

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Warrants
Endeavour International Holding B.V., $3.01 strike(4)(8)	Oil and Gas	4/30/2018	160,000	160,000	50,000	0.02%
PR Wireless, Inc., $0.01 strike(6)(8)	Telecommunications	6/19/2019	201	1,374,009	1,374,009	0.69%
Virgin America, Inc., $2.50 strike(8)	Airlines	5/10/2043	$513,333	$184,116	$424,116	0.21%
Virgin America, Inc., $3.50 strike(8)	Airlines	12/9/2041	385,000	53,441	213,757	0.11%

Total Warrants			1,058,534	1,771,566	2,061,882	1.03%

Total Non-Controlled/Non-Affiliates			$277,029,504	$271,682,258	$273,710,465	136.71%

Liabilities in excess of other assets					(73,493,644)	(36.71%)
Net Assets					$200,216,821	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Total Return Swap(9)	Diversified Financial Services	L + 2.85%	5/22/2016	$76,500,000	$—	$471,137	0.23%
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2015	50,000,000	—	92,729	0.05%

Total Assets				126,500,000	—	563,866	0.28%

Liabilities
Embedded derivative — Notes Payable(9)	Diversified Financial Services			76,500,000	—	(471,137)	(0.23%)
Embedded derivative — Notes Payable(9)	Diversified Financial Services			50,000,000	—	(92,729)	(0.05%)

Total Liabilities				126,500,000	—	(563,866)	(0.28%)

Total Derivatives				$253,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the investment advisor and approved by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.6% of total assets.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	Position or portion thereof unsettled as of June 30, 2014.
(7)	$10,972,500 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L	-	1 month LIBOR (as of June 30, 2014 this rate was 0.15%)

3M L	-	3 month LIBOR (as of June 30, 2014 this rate was 0.23%)

PIK	-	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

Note 1. Organization

CM Finance Inc (“CMFN,” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, or the Code, for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of mezzanine, unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

The Company consolidates the operations of its wholly owned subsidiary, CM Finance SPV, Ltd. (“SPV”), a special purpose vehicle used to finance certain investments.

On September 23, 2014, the Company formed CM Portfolio Companies LLC, a wholly owned and consolidated financing subsidiary.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income. During the three months ended September 30, 2014, $264,311 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $561,020 and $408,492 during the three months ended September 30, 2014 and September 30, 2013, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to (i) common stock and (ii) additional paid-in capital, after all commissions and marketing support fees.

d. Earnings per Share

Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

e. Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

f. Cash and restricted cash

Cash and restricted cash consists of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has restrictions on the uses of the cash held by SPV based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

h. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2014 or June 30, 2014.

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

The embedded derivatives in the Notes Payable from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated due to the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

Investments for which market quotations are not readily available or may be considered unreliable are fair valued, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The valuation method of the Company may change as changes in the underlying company dictates, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material.

The Company’s valuation policies and procedures are developed by the Investment Manager, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company, and adopted by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

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

For more information on the classification of the Company’s investments by major categories, see Note 4.

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

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from GAAP. During the three months ended September 30, 2014, the Company declared ordinary distributions of $4,612,500. The tax character of these distributions will be determined after the fiscal year end of the Company.

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

j. Unrealized Gains Incentive Fee

Under GAAP, the Company calculates the unrealized gains incentive fee payable to the Investment Manager as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional unrealized gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional unrealized gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

k. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

During the twelve months ended June 30, 2014, the Company adopted ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 are intended to create a converged offsetting model that would eliminate a significant quantitative difference between statements of assets and liabilities prepared under U.S. GAAP and IFRS. ASU 2011-11 requires additional disclosures for recognized financial and derivative instruments that are either offset on the Consolidated Statements of Assets and Liabilities or are subject to an enforceable master netting agreement. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures, including (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement that the Company currently has in place with UBS. At September 30, 2014, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2014 and September 30, 2013. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended September 30,
	2014	2013
Investment purchases, at cost (including PIK interest)	$54,606,137	$29,223,450
Investment sales and repayments	30,018,581	14,979,583

The composition of the Company’s investments as of September 30, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans (1)	$142,727,108	48.13%	$143,381,256	48.01%
Senior Secured Second Lien Term Loans (1)	149,851,808	50.53	151,308,454	50.66
Warrants	3,960,972	1.34	3,982,923	1.33
Total Return Swaps	—	—	987,590	0.33
Embedded derivatives—Notes Payable	—	—	(987,590)	(0.33)

Total	$296,539,888	100.00%	$298,672,633	100.00%

(1)	Includes senior secured notes that were previously separately classified under Senior Secured Notes.

The composition of the Company’s investments as of June 30, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$112,820,980	41.53%	$112,078,038	40.95%
Senior Secured Second Lien Term Loans	131,971,037	48.57	133,606,964	48.81
Senior Secured Notes	25,118,675	9.25	25,963,581	9.49
Warrants	1,771,566	0.65	2,061,882	0.75
Total Return Swaps	—	—	563,866	0.21
Embedded derivatives—Notes Payable	—	—	(563,866)	(0.21)

Total	$271,682,258	100.00%	$273,710,465	100.00%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$52,698,077	17.64%
Healthcare-Products/Services	48,784,000	16.33
Oilfield Services	43,870,278	14.69
Oil and Gas	30,393,360	10.18
Industrial	16,119,000	5.40
Trucking and Leasing	14,924,719	5.00
Entertainment and Leisure	14,738,625	4.93
Retail	14,261,441	4.78
Media	13,800,000	4.62
Automobiles and Components	13,302,222	4.45
Airlines	12,404,162	4.15
Pipelines	9,971,749	3.34
Services	8,592,500	2.88
Construction & Building	4,812,500	1.61

Total	$298,672,633	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$52,951,718	19.35%
Healthcare-Products/Services	48,809,000	17.83
Oil and Gas	44,851,667	16.39
Trucking and Leasing	14,962,313	5.47
Entertainment and Leisure	14,775,750	5.40

Industrial	14,775,000	5.40
Retail	14,152,936	5.17
Automobiles and Components	12,960,000	4.73
Airlines	12,448,518	4.55
Pipelines	9,997,775	3.65
Services	8,596,876	3.14
Oilfield Services	8,577,783	3.13
Diversified Financial Services	5,976,129	2.18
Construction & Building	4,950,000	1.81
Commercial Services	4,925,000	1.80

Total	$273,710,465	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. West	$69,156,662	23.16%
U.S. Midwest	59,208,437	19.82
U.S. Mid-Atlantic	53,072,378	17.77
U.S. Southeast	48,443,825	16.22
U.S. Southwest	45,019,582	15.07
Europe	13,800,000	4.62
U.S. Northeast	9,971,749	3.34

Total	$298,672,633	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. Southwest	$69,260,200	25.30%
U.S. Mid-Atlantic	64,371,690	23.52
U.S. Southeast	48,385,000	17.68
U.S. Midwest	46,930,406	17.15
U.S. West	34,765,394	12.70
U.S. Northeast	9,997,775	3.65

Total	$273,710,465	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2014, the Company made investments of approximately $52.1 million and $1.2 million in new and existing portfolio companies, respectively, to which it was not previously contractually committed to provide the financial support. During the three months ended September 30, 2014, the Company made investments of $1.1 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the Total Return of the Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statements of Operations.

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

The Company’s ISDA Agreement may contain provisions for early termination of OTC derivative transactions in the event the net assets of the Company decline below specific levels (“net asset contingent features”). If these levels are triggered, the Company’s counterparty has the right to terminate such transaction and require the Company to pay or receive a settlement amount in connection with the terminated transaction.

The Company has determined that each of the Notes Payable from SPV to UBS (discussed further in Note 5) contain an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivatives are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at September 30, 2014.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$987,590	$—	$152,000,000	2
Embedded derivatives
Notes Payable	—	987,590	$152,000,000	2

Gross fair value of derivative contracts	987,590	987,590
Counterparty netting	—	—

Net fair value of derivative contracts	987,590	987,590
Collateral not offset	—	—

Net amount	$987,590	$987,590

On September 26, 2014, the notional size of the Company’s derivative contract was increased from $126.5 million to $152.0 million.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2014.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$563,866	$—	$126,500,000	2
Embedded derivatives
Note Payable	—	563,866	$126,500,000	2

Gross fair value of derivative contracts	563,866	563,866
Counterparty netting	—	—

Net fair value of derivative contracts	563,866	563,866
Collateral not offset	—	—

Net amount	$563,866	$563,866

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the three months ended September 30, 2014 and September 30, 2013, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in	Included in net change in
	unrealized (depreciation)	unrealized (depreciation)
	appreciation on investments	appreciation on investments
	and derivatives as of September 30, 2014	and derivatives as of September 30, 2013
Total Return Swaps	$423,724	$(118,347)
Embedded derivatives Notes Payable	(423,724)	118,347

Total	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2014:

	Fair Value Measurements as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Term Loans (1)	$—	$—	$143,381,256	$143,381,256
Senior Secured Second Lien Term Loans (1)	—	—	151,308,454	151,308,454
Warrants	—	—	3,982,923	3,982,923

Total Investments	—	—	298,672,633	298,672,633

Derivatives
Total Return Swaps	—	—	987,590	987,590

Total Derivatives	—	—	987,590	987,590

Total Assets	$—	$—	$299,660,223	$299,660,223

Liabilities
Derivatives
Embedded derivative
Note Payable	—	—	(987,590)	(987,590)

Total Derivatives	—	—	(987,590)	(987,590)

Total Liabilities	$—	$—	$(987,590)	$(987,590)

(1)	Includes senior secured notes that were previously separately classified under Senior Secured Notes.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2014:

	Senior Secured First Lien Term Loans (1)	Senior Secured Second Lien Term Loans (1)	Warrants	Total Investments
Balance as of June 30, 2014	$132,117,098	$139,531,485	$2,061,882	$273,710,465
Purchases (including PIK interest)	37,422,731	14,994,000	2,189,406	54,606,137
Sales	(26,958,726)	(3,059,855)	—	(30,018,581)
Amortization	299,802	93,870	—	393,672
Net realized gains (losses)	(168,004)	44,406	—	(123,598)
Net change in unrealized (depreciation) appreciation	668,355	(295,452)	(268,365)	104,538

Balance as of September 30, 2014	$143,381,256	$151,308,454	$3,982,923	$298,672,633

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2014	$605,050	$(295,452)	$(268,365)	$41,233

(1)	Includes senior secured notes that were previously separately classified under Senior Secured Notes.

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$—
Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	423,724	(423,724)	—

Balance as of September 30, 2014	$987,590	$(987,590)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2014	$423,724	$(423,724)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2013:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Warrants	Total Investments
Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$555,971	$119,209,284
Purchases (including PIK interest)	8,380,920	20,764,514	78,016	—	29,223,450
Sales	(14,979,583)	—	—	—	(14,979,583)
Amortization	5,551	12,626	61,339	—	79,516
Net realized gains (losses)	311,942	(53,766)	—	—	258,176
Net change in unrealized (depreciation) appreciation	(1,106,241)	76,451	(62,900)	211,145	(881,545)

Balance as of September 30, 2013	$67,420,130	$44,248,106	$20,473,946	$767,116	$132,909,298

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2013	$(1,035,181)	$26,228	$(62,898)	$211,145	$860,706

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2013	$843,864	$(843,864)	$—
Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	(118,347)	118,347	—

Balance as of September 30, 2013	$725,517	$(725,517)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2013	$(118,347)	$118,347	$—

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Consolidated Statements of Operations.

During the three months ended September 30, 2014 and the three months ended September 30, 2013, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2014 and June 30, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	September 30, 2014	Methodology	Input(s)	Average		Range
Senior Secured First Lien Term Loans	$143,381,256	Yield Analysis	Market Yields	15.5%		11.2% - 19.0%
Senior Secured Second Lien Term Loans	151,308,454	Yield Analysis	Market Yields	12.0%		10.3% - 19.3%
Warrants	3,982,923	EV Multiple	LTM EBITDA	6.6	x	5.6x - 8.0	x
Total Return Swaps	987,590	Other Approach	Intrinsic value	N/A		N/A
Embedded derivatives—Note Payable	(987,590)	Other Approach	Intrinsic value	N/A		N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2014	Methodology	Input(s)	Average		Range
Senior Secured First Lien Term Loans	$112,078,038	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	12.7%		9.9% - 14.5%
Senior Secured Second Lien Term Loans	133,606,964	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	11.4%		9.6% - 12.4%
Senior Secured Notes	25,963,581	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	16.4%		15.0% - 18.1%
Warrants	2,061,882	EV Multiple Option Analysis	LTM EBITDA Asset Volatility Equity Volatility Illiquidity Discount	7.6 25 87 21	x % % %	7.5x - 7.8 N/A N/A 9% - 50	x %
Total Return Swaps	563,866	Other Approach	Intrinsic value	N/A		N/A
Embedded derivatives—Note Payable	(563,866)	Other Approach	Intrinsic value	N/A		N/A

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013 and September 26, 2014, the Company, through SPV, entered into a $102.0 million financing transaction (the “Financing Facility”) due December 5, 2017 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Financing Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 5, 2013, as modified on September 26, 2014, the Company amended the terms of the Financing Facility to add a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of September 30, 2014, $21.5 million was outstanding on the Revolving Financing.

This financing transaction was initially executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Notes with a face value of $76.5 million, which represent 51% of the Notes issued and outstanding, for $76.5 million in cash. The Company purchased Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Notes issued and outstanding. Under the terms of the indenture under which the Notes were issued (the “Indenture”), the holders of the Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Notes”) This represents the embedded derivative in the Note Payable from SPV to UBS. On September 26, 2014, the Company increased the size of the Financing Facility to $102.0 million. In connection with the upsize, UBS purchased additional Notes with a face value of $25.5 million for $25.5 million in cash. The Company also purchased additional Notes with a face value of $24.5 million.

Second, the Company and UBS entered into a TRS transaction whereby the Company will receive the Total Return of the Notes purchased by UBS and pay the Financing Rate.

Third, SPV issued and sold an additional $50.0 million notes (the “Revolving Notes”), secured by the SPV Assets to UBS. Cash is only exchanged when the revolving notes are drawn. Under the terms of the Indenture under which the Revolving Notes were issued (the “Revolver Indenture”), the holders of the Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the SPV Assets and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Revolving Notes”). This represents the embedded derivative in the Note Payable from SPV to UBS.

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the Revolver Financing Rate.

The fair value of the Company’s notes payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2014, the fair value of the notes payable was estimated at $123.5 million, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2014, SPV had assets of $249.5 million, which included $236.7 million of the Company’s portfolio investments at fair value, $0.8 million of accrued interest receivable and $12.0 million in cash held by the trustee of the Financing Facility. At September 30, 2014 and June 30, 2014, the carrying amount of the Notes approximates the fair value. For the three months ended September 30, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate was $93.0 million and 3.81%, respectively.

Note 6. Indemnification, Guarantees, Commitments and Contingencies

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

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2014, the Company held unfunded commitments in the amount of approximately $0.3 million and as of June 30, 2014, the Company held unfunded commitments in the amount of approximately $1.4 million.

The following table details the unfunded commitments as of September 30, 2014:

Investments	Amount	Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%

Total Unfunded Commitments	$250,000

The following table details the unfunded commitments as of June 30, 2014:

Investments	Amount	Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%
U.S. Well Services, LLC	1,136,364	0.50%

Total Unfunded Commitments	$1,386,364

Note 7. Agreements and Related Party Transactions

Related Party Transactions

Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together own 1.1% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42.0% economic interest in the Investment Manager.

Stifel Venture Corp. (“Stifel”) owns 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Investment Manager, and Mr. Stephan Kuppenheimer, an employee of Stifel, is a member of the Company’s board of directors and a member of the investment committee of the Investment Manager. Mr. Kuppenheimer owns 0.11% of the Company’s outstanding common stock.

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

For the three months ended September 30, 2014, $1,107,452 in base management fees were payable to the Investment Manager.

For the three months ended September 30, 2014, the Company incurred $905,252 of incentive fees related to pre-incentive fee net investment income, of which $582,829 was waived. As of September 30, 2014, $322,423 of such incentive fees are currently payable to the Investment Manager and $64,206 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of September 30, 2014, there was no realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes $138,049 related to unrealized appreciation of $2,132,745 as of September 30, 2014, all of which are waived by the Investment Manager. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of realized gains incentive fees in subsequent periods.

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

Administration Agreement

The Company entered into an administration agreement with the Investment Manager pursuant to which the Investment Manager furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Investment Manager will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records, which it is required to maintain, and preparing reports to its stockholders and reports filed with the SEC. There were $191,420 of such costs incurred under the administration agreement for the three months ended September 30, 2014.

As of September 30, 2014, the Company recorded $162,563 in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Investment Manager.

Under an administration agreement with the Investment Manager, the Investment Manager provides the Company with the Company’s chief financial officer, other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Capital to assist the Investment Manager in fulfilling certain of its obligations to the Company under the administration agreement.

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

Stifel Arrangement

In December 2013, the Company entered into the Stifel Arrangement pursuant to which Stifel made a capital contribution to the Company on February 5, 2014 and has certain rights, such as a right to nominate for election a member of the Company’s board of directors. Stifel does not have any rights to exercise a controlling influence over the Company’s day-to-day operations or the investment management function of the Company’s Investment Manager.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2014 and September 30, 2013, the Company recorded directors’ fees of $114,750 and $0, respectively.

Note 9. Earnings Per Share

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
Three months ended September 30, 2014
Net increase in net assets resulting from operations attributable to CM Finance Inc	$4,593,440
Weighted average shares outstanding	13,666,666
Basic/diluted net increase in net assets from operations per share	$0.34

Note 10. Distributions

On March 14, 2014, the Company’s board of directors declared a quarterly dividend of $0.1812 per share payable on March 31, 2014 to holders of record as of March 24, 2014. On May 14, 2014, the Company’s board of directors declared a quarterly dividend of $0.3375 per share payable on July 1, 2014 to holders of record as of June 16, 2014. On September 4, 2014, the Company’s board of directors declared a quarterly dividend of $0.3375 per share payable on October 1, 2014 to holders of record as of September 18, 2014. The Company expects substantially all of the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Note 11. Share Transactions

There were no changes to the Company’s shares issued or proceeds received for the three months ended September 30, 2014.

As of September 30, 2014, the Company had 13,666,666 shares of common stock issued and outstanding.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

Three months ended September 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.65
Net investment income	0.34
Net realized and unrealized gains (losses)	—

Net increase in net assets resulting from operations	0.34
Dividends declared(2)	(0.34)

Net asset value, end of period	$14.65
Market value per share, end of period	$13.21
Total return based on net asset value(3)(4)	2.30%
Total return based on market value(3)(4)	(7.00)%
Shares outstanding at end of period	13,666,666
Ratio/Supplemental Data:
Net assets, at end of period	$200,197,761
Ratio of total expenses to average net assets(5)	7.87%
Ratio of net expenses to average net assets(5)	6.44%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	1.77%
Ratio of net investment income before fee waiver to average net assets(5)	7.71%
Ratio of net investment income after fee waiver to average net assets(5)	9.14%
Total Notes Payable	$123,487,523
Asset Coverage Ratio(6)	2.62
Portfolio Turnover Rate(4)(7)	11%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the three months ended September 30, 2014.

The following represents supplemental ratios and data for CM Finance LLC:

Three months ended September 30, 2013
Total return	2.82%
Ratio of net investment income to average members’ capital	3.44%
Ratio of operating expenses to average members’ capital	0.71%
Ratio of credit facility related expenses to average members’ capital	0.58%
Ratio of total expenses to average members’ capital	0.74%
Portfolio turnover rate	11.89%
Supplemental Data:
Members’ capital at end of period	$92,794,876
Average members’ capital	$90,991,444

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

Note 13. Tax Information

As of September 30, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$298,389,082

Gross unrealized appreciation	1,747,953
Gross unrealized depreciation	(1,464,402)

Net unrealized investment appreciation	$283,551

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On November 6, 2014, the Company’s board of directors declared a quarterly distribution of $0.3375 per share payable on January 5, 2015 to holders of record as of December 18, 2014.

Subsequent to quarter end, the Company invested $27.8 million in new and existing portfolio companies and received repayment or sales proceeds of $19.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to obtain exemptive relief from the SEC;

•	our ability to obtain an SBIC license; and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on
Form 8-K.

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of mezzanine, unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, comprised of funds (the “Original Investors” or “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC have become the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC, on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Investment Manager”) as its investment manager and administrator, respectively.

The Company consolidates the operations of its wholly-owned subsidiaries, CM Finance SPV, Ltd. (“SPV”), a special purpose vehicle used to finance certain investments and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

As of September 30, 2014 and June 30, 2014, all of our investments were Level III investments valued based on valuations by our board of directors and the Investment Manager.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. During the three months ended September 30, 2014 and September 30, 2013, we earned $561,020 and $408,492 in PIK interest, respectively. As of September 30, 2014 and June 30, 2013, there were no investments on which we had ceased the accrual of cash or PIK interest income.

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

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013 and September 26, 2014, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 4, 2017 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2016. As of September 30, 2014, the Term Financing bears interest at LIBOR plus 2.75% per annum and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

As a BDC, we will be required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from royalty income, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable under the investment advisory agreement (the “Investment Advisory Agreement”) between us and the Investment Manager, and administration fees and the allocable portion of overhead under the administration agreement (“Administration Agreement”) between us and the Investment Manager. The base management fee and incentive compensation remunerates the Investment Manager for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and our initial public offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Investment Manager’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with shareholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Investment Manager in connection with administering our business.

Portfolio and investment activity

Portfolio composition

At September 30, 2014, our investment portfolio of $298.7 million (at fair value) consisted of investments in 25 portfolio companies, of which 48.0% were first lien investments, 50.7% were second lien investments, and 1.3% were warrant positions. At September 30, 2014, our average and largest portfolio company investment at fair value was $11.9 million and $34.3 million, respectively.

As of September 30, 2014 and June 30, 2014, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.72% and 10.82%, respectively, and our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.15% and 10.44%, respectively.

The industry composition of our portfolio at fair value at September 30, 2014 was as follows:

Percentage of Total Portfolio
Telecommunications	17.64%
Healthcare-Products/Services	16.33
Oilfield Services	14.69
Oil and Gas	10.18
Industrial	5.40
Trucking and Leasing	5.00
Entertainment and Leisure	4.93
Retail	4.78
Media	4.62
Automobiles and Components	4.45
Airlines	4.15
Pipelines	3.34
Services	2.88
Construction & Building	1.61

Total	100.0%

During the three months ended September 30, 2014, we added four new investments and funded one pre-existing commitment, totaling approximately $54.6 million. Three of these investments were to new portfolio companies. Of these new investments, 68.5% consisted of first lien investments, 27.5% second lien investments, and 4.0% in warrants.

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

At June 30, 2014, 89.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.0% bore interest at fixed rates. The weighted average yield on our debt portfolio at June 30, 2014 was approximately 10.82%. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of September 30, 2014			As of June 30, 2014
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—	—	$4,925,000	1.8%	1
2	294,689,710	100.0	24	255,227,578	94.0	22
3	—	—	—	11,496,010	4.2	1
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	$294,689,710	100.0%	24	$271,648,588	100.0%	24

Results of Operations

Comparison of the three months ended September 30, 2014 and September 30, 2013

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2014 increased to $7.9 million from $3.8 million for the three months ended September 30, 2013, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the three months ended September 30, 2014 increased to $3.2 million from $671,296 for the three months ended September 30, 2013, due primarily to base and incentive management fees payable to our Investment Manager, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio as a public company.

Net investment income

Net investment income increased to $4.6 million for the three months ended September 30, 2014 from $3.1 million for the three months ended September 30, 2013, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized loss on investments totaled $123,598 for the three months ended September 30, 2014, compared to a net realized gain of $258,176 for the three months ended September 30, 2013, due to gains or losses on sales activity during the periods.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $104,538 for the three months ended September 30, 2014, compared to net unrealized depreciation of $881,545 for the three months ended September 30, 2013, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2014, our cash balance decreased by $6.6 million. During that period, we used $39.7 million in cash towards operating activities, primarily due to new investments in portfolio companies of $54.6 million, paid $15.5 million for an investment acquired but unsettled as of June 30, 2014, partially offset by $30.0 million in repayments and sales of investments in portfolio companies. During the same period, we generated $33.0 million from financing activities, consisting primarily of proceeds from borrowings under our Financing Facility partially offset by distributions to our shareholders.

Capital Resources

As of September 30, 2014, we had $18.0 million of cash and $12.0 million in restricted cash, $28.5 million of capacity under our revolving credit facility and our net assets totaled $200.2 million. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Financing Facility as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

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

Regulated Investment Company Status and Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code for the fiscal year ending June 30, 2014. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

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

To qualify for RIC tax treatment, we must, among other things, distribute to our shareholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Financing Facility may prohibit us from making distributions to our shareholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our shareholders. If we do this, our shareholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our shareholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in Financing Facility. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

The Investment Manager has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the Offering, and (ii) all or portions of the incentive fee for calendar years 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in of the Offering. For the three months ended September 30, 2014, $1,107,453 in base management fees were payable to the Investment Manager, none of which was waived.

For the three months ended September 30, 2014, the Company incurred $905,252 of incentive fees related to pre-incentive fee net investment income, of which $582,829 was waived. As of September 30, 2014, $322,423 of such incentive fees are currently payable to the Investment Manager and $64,206 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of September 30, 2014, there was no realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes $138,049 related to unrealized appreciation of $2,132,745 as of September 30, 2014, all of which were waived by the Investment Manager. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of realized gains incentive fees in subsequent periods.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off -balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, our off-balance sheet arrangements consisted of a $250,000 unfunded commitment to one portfolio company. As of June 30, 2014, our off-balance sheet arrangements consisted of $1.4 million of unfunded commitments, which was comprised of $1.4 million to provide debt financing to two of our portfolio companies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2014, 89.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at September 30, 2014, a 1.00% increase in interest rates would decrease our net interest income by approximately 0.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 5.0%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K as of June 30, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amended and Restated Revolving Credit Note Agreement by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(1)

10.2	Second Amended and Restated Indenture between CM SPV Ltd. and State Street Bank and Trust Company(1)

10.3	Second Amendment Agreement to 2002 ISDA Master Agreement between CM Finance Inc. and UBS AG(1)

10.4	Second Amendment Agreement to the Second Amended and Restated Indenture between CM SPV Ltd. and State Street Bank and Trust Company(1)

10.5	Second Omnibus Amendment Agreement between CM SPV Ltd., CM Investment Partners LLC and State Street Bank and Trust Company(1)

10.6	Amended Total Return Swap Confirmation Letter Agreement between UBS AG and CM Finance Inc(1)

10.7	Second Amended Total Return Swap Confirmation Letter Agreement between UBS AG and CM Finance Inc(1)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed in connection with CM Finance Inc’s current report on Form 8-K (File No. 814-01054) filed on October 2, 2014.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM FINANCE INC
Dated: November 10, 2014

	By:	/s/ Michael C. Mauer

	Name:	Michael C. Mauer
	Title:	Chief Executive Officer

	By:	/s/ Jai Agarwal

	Name:	Jai Agarwal
	Title:	Chief Financial Officer