Form 10-Q
period 2014-12-31
CM Finance Inc
filed 2015-02-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 6, 2015 was 13,666,666.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2014 (Unaudited)	June 30, 2014
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $311,584,233 and $271,682,258, respectively)	$316,144,349	$273,710,465
Derivatives, at fair value (cost $0 and $0, respectively)	1,656,215	563,866
Cash	28,555,637	24,698,073
Cash, restricted	4,393,159	7,139,313
Interest receivable	2,058,436	1,458,043
Deferred debt issuance costs	3,012,215	459,676
Prepaid expenses and other assets	506,854	730,562

Total Assets	$356,326,865	$308,759,998

Liabilities
Notes Payable:
Term loan	$102,000,000	$76,500,000
Revolving credit facility	39,440,713	9,091,314
Payable for investments purchased	—	16,660,000
Distributions payable	4,612,500	4,612,500
Derivatives, at fair value (cost $0 and $0, respectively)	1,656,215	563,866
Base management fees payable	1,270,690	313,237
Income-based incentive fees payable	1,224,218	—
Capital gains-based incentive fees payable	27,956	—
Deferred financing costs payable	1,525,000	—
Interest payable	168,962	108,117
Accrued expenses and other liabilities	731,406	694,143

Total Liabilities	152,657,660	108,543,177
Commitments and Contingencies (Note 6)
Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,666,666 and 13,666,666 shares issued and outstanding, respectively)	13,667	13,667
Additional paid-in capital	198,810,786	198,810,786
Accumulated net realized gain	920,475	—
Accumulated distributions in excess of net investment income	(635,839)	(635,839)
Net unrealized appreciation on investments	4,560,116	2,028,207

Total Net Assets	203,669,205	200,216,821

Total Liabilities and Net Assets	$356,326,865	$308,759,998

Net Asset Value Per Share	$14.90	$14.65

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,				For the six months ended December 31,
	2014		2013		2014		2013
Investment Income:
Interest income		$8,888,600		$4,510,768		$15,820,606		$7,787,261
Payment in-kind interest income		162,832		410,292		723,852		818,784
Other fee income		114,506		273,109		451,074		388,208
Royalty income		41,413		—		72,688		—

Total investment income		9,207,351		5,194,169		17,068,220		8,994,253
Expenses:
Interest expense		895,438		681,151		1,614,314		1,182,553
Amortization of deferred debt issuance costs		340,590		74,659		513,482		100,708
Base management fees		1,270,688		—		2,378,141		—
Income-based incentive fees		1,160,012		—		2,129,470		—
Capital gains incentive fees		764,821		—		902,870		—
Custodian and administrator fees		81,467		—		170,157		—
Directors’ fees		96,750		—		211,500		—
Professional fees		397,008		187,153		607,231		318,381
Allocation of administrative costs from advisor		153,418		—		344,838		—
Insurance expense		110,747		—		221,493		—
Other expenses		60,777		145,878		207,467		158,495

Total expenses		5,331,716		1,088,841		9,300,963		1,760,137
Waiver of income-based incentive fees		—		—		(582,829)		—
Waiver of capital gains incentive fees		(736,865)		—		(874,914)		—

Net expenses		4,594,851		1,088,841		7,843,220		1,760,137

Net investment income (1)		4,612,500		4,105,328		9,225,000		7,234,116
Net realized and unrealized gains (losses) on investment transactions:
Net realized losses on investments attributable to CM Finance LLC		—		(1,327,466)		—		(1,069,290)
Net realized gains on investments attributable to CM Finance Inc		1,044,073		—		920,475		—
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC		—		302,594		—		(578,951)
Net change in unrealized (depreciation) appreciation on investments attributable to CM Finance Inc		2,427,371		—		2,531,909		—

Net realized and unrealized gains (losses)		3,471,444		(1,024,872)		3,452,384		(1,648,241)

Net increase in net assets resulting from operations		$8,083,944		$3,080,456		$12,677,384		$5,585,875

Net increase in net assets resulting from operations attributable to CM Finance LLC	$	N.A.		$3,080,456	$	N.A.		$5,585,875

Net increase in net assets resulting from operations attributable to CM Finance Inc		$8,083,944	$	N.A.		$12,677,384	$	N.A.

CM Finance Inc:
Basic and diluted:
Net investment income per share		$0.34	$	N.A.		$0.68	$	N.A.
Earnings per share		$0.59	$	N.A.		$0.93	$	N.A.
Weighted Average Shares of Common Stock Outstanding		13,666,666		N.A.		13,666,666		N.A.
Dividends declared per common share		$0.3375	$	N.A.		$0.6750	$	N.A.

(1) Net investment income attribution:
	For the three months ended December 31,				For the six months ended December 31,
	2014		2013		2014		2013
Net investment income attributable to CM Finance LLC	$	N.A.		$4,105,328	$	N.A.		$7,234,116

Net investment income attributable to CM Finance Inc		$4,612,500	$	N.A.		$9,225,000	$	N.A.

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended December 31,
	2014	2013
CM Finance LLC:
Members capital at beginning of period	$—	$87,250,637
Contributions from members	—	47,051,009
Net investment income	—	7,234,116
Net realized gains (losses) on investments	—	(1,069,290)
Net change in unrealized appreciation (depreciation) on investments	—	(578,951)

Members’ capital, at end of period	—	139,887,521
CM Finance Inc:

Net assets at beginning of period	200,216,821	—

Increase (decrease) in net assets resulting from operations
Net investment income	9,225,000	—
Net realized gain on investments	920,475	—
Net change in unrealized appreciation (depreciation) on investments	2,531,909	—

Net increase in net assets from operations	12,677,384	—
Dividends declared	(9,225,000)	—

Total increase in net assets	3,452,384	—

Net assets at end of period (including distributions in excess of net investment income of $635,839 and $0, respectively)	$203,669,205	$—

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$5,585,875
Net increase in net assets resulting from operations attributable to CM Finance Inc	12,677,384	—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(103,371,787)	(111,592,529)
Payment in kind interest	(723,852)	(818,784)
Sales and repayments of investments	66,388,512	26,314,560
Net realized loss (gain) on investments in securities attributable to CM Finance LLC	—	1,069,290
Net realized loss (gain) on investments in securities attributable to CM Finance Inc	(920,475)	—
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	—	578,951
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	(2,531,909)	—
Amortization of discount/premium on investments	(1,274,373)	(10,197)
Amortization of deferred debt issuance costs	513,482	—
Net (increase) decrease in operating assets:
Cash, restricted	2,746,154	34,941,245
Due from broker	—	19,543,284
Interest receivable	(600,393)	(541,969)
Deferred debt issuance costs	—	(524,292)
Deferred offering costs	—	(593,895)
Prepaid expenses and other assets	223,708	—
Net increase (decrease) in operating liabilities:
Due to broker	—	1,136,034
Payable for investments purchased	(16,660,000)	—
Interest payable	60,845	(27,544)
Accrued expenses and other liabilities	37,263	(111,038)
Increase in base management fees payable	957,453	—
Increase in income-based incentive fees payable	1,224,218	—
Increase in capital gains-based incentive fees payable	27,956	—

Net Cash Used in Operating Activities	(41,225,814)	(25,051,009)
Cash Flows from Financing Activities
Payment for deferred financing costs	(1,541,021)	—
Contributions from members of CM Finance LLC	—	47,051,009
Distributions to members of CM Finance LLC	—	(22,000,000)
Distributions to shareholders	(9,225,000)	—
Proceeds from borrowing on term loan	25,500,000	—
Proceeds from borrowing on revolving credit facility	78,768,294	—
Repayments of borrowing on revolving credit facility	(48,418,895)	—

Net Cash Provided by Financing Activities	45,083,378	25,051,009

Net Change in Cash	3,857,564	—
Cash
Beginning of period	24,698,073	—

End of period	$28,555,637	$—

Supplemental cash flow information:
Cash paid for interest	$1,675,159	$1,258,708

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2014

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
A.S.V., Inc.(3)	Construction & Building	1M L + 9.50%(4)	1.00%	12/19/2019	$20,000,000	$19,602,033	$19,600,000	9.62%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(4)	1.00%	3/30/2019	19,257,426	17,775,430	17,715,783	8.70%
AM General, LLC	Automobiles and Components	3M L + 9.00%(4)	1.25%	3/22/2018	9,822,222	9,713,552	9,036,445	4.44%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(4)	1.00%	12/21/2020	14,850,000	14,470,213	14,701,500	7.22%
Butler Burgher Group LLC(5)	Services	1M L + 13.25%(4)	0.25%	6/30/2017	8,583,333	8,450,592	8,466,442	4.16%
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK(2)(4)(6)	—	9/30/2019	14,370,779	13,983,479	14,370,779	7.05%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(4)	1.00%	6/19/2019	9,747,179	9,711,070	9,259,820	4.54%
JAC Holdings Corp.	Automobiles and Components	11.50%(4)	—	10/1/2019	7,750,000	7,813,821	7,827,500	3.84%
New Standard Energy Texas LLC(7)	Oil and Gas	13.00%(4)(8)	—	11/28/2016	6,106,218	6,092,484	5,495,596	2.70%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(4)	1.00%	6/27/2020	16,915,000	15,318,212	15,392,650	7.56%
U.S. Well Services, LLC(9)	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	9,643,520	9,348,487	9,450,649	4.64%
YRC Worldwide, Inc.(10)	Trucking and Leasing	3M L + 7.00%(4)	1.00%	1/1/2020	14,850,000	14,727,671	14,701,500	7.22%

Total Senior Secured First Lien Term Loans					151,895,677	147,007,044	146,018,664	71.69%
Senior Secured Second Lien Term Loans
AP NMT Acquisition BV(10)	Media	3M L + 9.00%(4)	1.00%	8/13/2022	20,000,000	18,719,033	19,200,000	9.43%
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50%(4)	1.25%	11/1/2018	11,852,415	11,800,601	9,007,835	4.42%
Bird Electric	Utilities	3M L + 12.00%(4)	—	10/9/2020	15,000,000	14,707,730	14,700,000	7.22%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(4)	1.25%	4/15/2020	14,000,000	13,740,382	12,740,000	6.25%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(4)	1.00%	11/27/2021	16,200,000	15,158,426	15,552,000	7.64%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%(4)	1.00%	10/23/2019	15,000,000	14,795,803	14,887,500	7.31%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75%(4)	1.00%	9/30/2021	5,000,000	4,977,591	4,625,000	2.27%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00%(4)	1.00%	10/30/2020	11,539,815	11,469,261	11,193,620	5.50%
Telular Corp.	Telecommunications	3M L + 8.00%(4)	1.25%	6/24/2020	7,500,000	7,412,530	7,470,000	3.67%
TNS, Inc.	Telecommunications	3M L + 8.00%(4)	1.00%	8/14/2020	17,112,500	17,117,987	17,026,938	8.36%
Trident USA Health Services, Inc.	Healthcare-Products/Services	3M L + 9.00%(4)	1.25%	7/31/2020	20,000,000	19,952,320	19,700,000	9.67%

Total Senior Secured Second Lien Term Loans					153,204,730	149,851,664	146,102,893	71.74%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(11)	Oilfield Services			9/30/2024	1,251,058	1,251,058	1,251,058	0.61%
Endeavour International Holding B.V., $3.01 strike (Warrants)(10)(11)	Oil and Gas			11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Telecommunications			6/24/2024	201	1,374,009	254,766	0.12%
Virgin America, Inc. (Common Stock)(10)(11)(12)	Airlines				570,917	11,940,458	22,516,967	11.06%

Total Equity, Warrants and Other Investments					1,982,176	14,725,525	24,022,792	11.79%

Total Non-Controlled/Non-Affiliates					$307,082,583	$311,584,233	$316,144,349	155.22%

Liabilities in excess of other assets							(112,475,144)	(55.22%)
Net Assets							$203,669,205	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2014

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(13)	Diversified Financial Services			$102,000,000	$—	$1,190,946	0.58%
Embedded derivative - Notes Payable(13)	Diversified Financial Services			50,000,000	—	465,269	0.23%

Total Assets				152,000,000	—	1,656,215	0.81%

Liabilities
Total Return Swap(13)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,190,946)	(0.58%)
Total Return Swap(13)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(465,269)	(0.23%)

Total Liabilities				152,000,000	—	(1,656,215)	(0.81%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	$12,000,000 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(5)	Does not include $250,000 of unfunded commitment.
(6)	Previously classified as Senior Secured Notes.
(7)	$4,636,318 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(8)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(9)	Does not include $5,000,000 of unfunded commitment.
(10)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 16.2% of assets.
(11)	Security is non-income producing.
(12)	The shares are subject to a six month “lock-up” period that expires on May 13, 2015.
(13)	Refer to Note 6 for more detail on the Total Return Swaps and the Embedded derivatives - Notes Payable.

1M L -	1 month LIBOR (0.17% as of December 31, 2014)
3M L -	3 month LIBOR (0.26% as of December 31, 2014)
PIK -	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

June 30, 2014

			Base		Principal			% of
		Interest	Floor	Maturity	Amount/	Amortized		Net
Investments(1)	Industry	Rate	Rate	Date	Shares (2)	Cost	Fair Value	Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
Active Media Services, Inc.	Commercial Services	1M L + 9.00% (3)	—	2/1/2018	$5,000,000	$4,888,563	$4,925,000	2.46%
AM General, LLC	Automobiles and Components	3M L + 9.00% (3)	1.25%	3/22/2018	14,400,000	14,234,958	12,960,000	6.47%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25% (3)	1.00%	12/21/2020	14,925,000	14,511,107	14,775,750	7.38%
Butler Burgher Group LLC	Services	1M L + 11.75%	0.25%	6/30/2017	8,750,000	8,592,500	8,596,876	4.29%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00% (3)	1.00%	6/19/2019	9,898,788	9,857,978	9,997,775	4.99%
Endeavour International Holding B.V. (4)	Oil and Gas	3M L + 7.00% (3)	1.25%	11/30/2017	4,930,716	4,864,519	4,807,448	2.40%
		3M L + 7.00% (3)	1.25%	11/30/2017	6,860,064	6,767,964	6,688,562	3.34%

Total					11,790,780	11,632,483	11,496,010	5.74%

MF Global Holdings, Ltd. (4)	Diversified Financial Services	3M L + 6.50% (3)	2.00%	12/4/2014	5,976,129	5,965,083	5,976,129	2.99%
New Standard Energy Texas LLC	Oil and Gas	7.00% cash, 6.00% PIK (2)(5)	—	11/28/2016	4,524,411	4,524,411	4,524,411	2.26%
PR Wireless, Inc. (6)	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	17,000,000	15,285,991	15,285,991	7.64%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	8,752,841	8,540,885	8,577,783	4.29%
YRC Worldwide, Inc. (4)	Trucking and Leasing	3M L + 7.00% (3)	1.00%	2/13/2019	14,925,000	14,787,021	14,962,313	7.47%

Total Senior Secured First Lien Term Loans					115,942,949	112,820,980	112,078,038	55.98%

Senior Secured Second Lien Term Loans
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50% (7)	1.25%	11/1/2018	14,912,125	14,840,295	15,061,246	7.52%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	14,000,000	13,726,110	13,720,000	6.85%
CT Technologies Intermediate Holdings, Inc.	Healthcare- Products/Services	3M L + 8.00% (3)	1.25%	10/5/2020	12,000,000	11,839,053	12,000,000	5.99%
Ikaria Acquisition, Inc.	Healthcare- Products/Services	3M L + 7.75% (3)	1.00%	2/12/2022	2,000,000	1,985,880	2,034,000	1.02%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00% (3)	1.00%	11/27/2021	15,000,000	13,888,676	14,775,000	7.38%
RCHP, Inc.	Healthcare- Products/Services	3M L + 9.50%	1.00%	10/23/2019	15,000,000	14,780,919	14,775,000	7.38%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75% (3)	1.00%	9/30/2021	5,000,000	4,975,918	4,950,000	2.47%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00% (3)	1.00%	10/30/2020	11,539,815	11,463,166	11,620,593	5.81%
Telular Corp.	Telecommunications	3M L + 8.00% (3)	1.25%	6/24/2020	7,500,000	7,404,490	7,387,500	3.69%
TNS, Inc.	Telecommunications	1M L + 8.00% (3)	1.00%	8/14/2020	17,112,500	17,118,479	17,283,625	8.63%
Trident USA Health Services, Inc.	Healthcare- Products/Services	3M L + 9.00% (3)	1.25%	7/31/2020	20,000,000	19,948,051	20,000,000	9.99%

Total Senior Secured Second Lien Term Loans					134,064,440	131,971,037	133,606,964	66.73%

Senior Secured Notes
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK (2)(3)	—	9/30/2019	14,152,936	13,726,001	14,152,936	7.07%
Virgin America, Inc.	Airlines	17.00% PIK (2)	—	6/9/2016	5,924,520	5,808,385	5,924,520	2.96%
		8.50% cash, 8.50% PIK
		(2)	—	6/9/2016	5,886,125	5,584,289	5,886,125	2.94%

Total					11,810,645	11,392,674	11,810,645	5.90%

Total Senior Secured Notes					25,963,581	25,118,675	25,963,581	12.97%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (Continued)

June 30, 2014

				Principal
			Maturity	Amount/	Amortized		% of
Investments(1)	Industry		Date	Shares (2)	Cost	Fair Value	Net Assets
Warrants
Endeavour International Holding B.V., $3.01 strike (4)(8)	Oil and Gas		4/30/2018	160,000	160,000	50,000	0.02%
PR Wireless, Inc., $0.01 strike (6)(8)	Telecommunications		6/19/2019	201	1,374,009	1,374,009	0.69%
Virgin America, Inc., $2.50 strike (8)	Airlines		5/10/2043	$513,333	$184,116	$424,116	0.21%
Virgin America, Inc., $3.50 strike (8)	Airlines		12/9/2041	385,000	53,441	213,757	0.11%

Total Warrants				1,058,534	1,771,566	2,061,882	1.03%

Total Non-Controlled/Non-Affiliates				$277,029,504	$271,682,258	$273,710,465	136.71%

Liabilities in excess of other assets						(73,493,644)	(36.71%)
Net Assets						$200,216,821	100.00%

		Interest	Maturity	Notional	Amortized		% of
	Industry	Rate	Date	Amount	Cost	Fair Value	Net Assets
Derivatives
Assets
Total Return Swap (9)	Diversified Financial Services	L+2.85%	5/22/2016	$76,500,000	$—	$471,137	0.23%
Total Return Swap (9)	Diversified Financial Services	0.50%	12/4/2015	50,000,000	—	92,729	0.05%

Total Assets				126,500,000	—	563,866	0.28%

Liabilities
Embedded derivative — Notes Payable (9)	Diversified Financial Services			76,500,000	—	(471,137)	(0.23%)
Embedded derivative — Notes Payable (9)	Diversified Financial Services			50,000,000	—	(92,729)	(0.05%)

Total Liabilities				126,500,000	—	(563,866)	(0.28%)

Total Derivatives				$253,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.6% of total assets.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	Position or portion thereof unsettled as of June 30, 2014.
(7)	$10,972,500 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L	-	1 month LIBOR (as of June 30, 2014 this rate was 0.15%)
3M L	-	3 month LIBOR (as of June 30, 2014 this rate was 0.23%)
PIK	-	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2014

Note 1. Organization

CM Finance Inc (“CMFN,” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income. During the three and six months ended December 31, 2014, $794,637 and $1,058,948 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $162,832 and $723,852 during the three and six months ended December 31, 2014, respectively. The Company earned PIK interest of $410,292 and $818,784 during the three and six months ended December 31, 2013, respectively.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of December 31, 2014 or June 30, 2014.

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

The Company’s valuation policies and procedures are developed by the Investment Manager, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company, and approved by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

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

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. During the three and six months ended December 31, 2014, the Company declared ordinary distributions of $4,612,500 and $9,225,000, respectively. The tax character of these distributions is 100% ordinary income.

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

Moreover, the cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investment on February 5, 2014, at the time the Company priced its Offering.

k. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement that the Company currently has in place with UBS. At December 31, 2014, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the December 31, 2014 and December 31, 2013. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Investment purchases, at cost (including PIK interest)	$49,489,502	$83,187,863	$104,095,639	$112,411,313
Investment sales and repayments	36,369,931	11,334,977	66,388,512	26,314,560

The composition of the Company’s investments as of December 31, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at		Investments at
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans (1)	$147,007,044	47.18%	$146,018,664	46.19%
Senior Secured Second Lien Term Loans (1)	149,851,664	48.09	146,102,893	46.21
Equity, Warrants and Other Investments	14,725,525	4.73	24,022,792	7.60
Total Return Swaps	—	—	(1,656,215)	(0.52)
Embedded derivatives - Notes Payable	—	—	1,656,215	0.52

Total	$311,584,233	100.00%	$316,144,349	100.00%

(1)	Includes senior secured notes that were previously separately classified under Senior Secured Notes.

The composition of the Company’s investments as of June 30, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at		Investments at
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$112,820,980	41.53%	$112,078,038	40.95%
Senior Secured Second Lien Term Loans	131,971,037	48.57	133,606,964	48.81
Senior Secured Notes	25,118,675	9.25	25,963,581	9.49
Warrants	1,771,566	0.65	2,061,882	0.75
Total Return Swaps	—	—	563,866	0.21
Embedded derivatives - Notes Payable	—	—	(563,866)	(0.21)

Total	$271,682,258	100.00%	$273,710,465	100.00%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$51,337,974	16.24%
Healthcare-Products/Services	34,587,500	10.94
Oilfield Services	28,417,490	8.99
Oil and Gas	27,243,432	8.62
Construction & Building	24,225,000	7.66
Airlines	22,516,967	7.12
Media	19,200,000	6.07
Automobiles and Components	16,863,945	5.33
Industrial	15,552,000	4.92
Entertainment and Leisure	14,701,500	4.65
Trucking and Leasing	14,701,500	4.65
Utilities	14,700,000	4.65
Retail	14,370,779	4.55
Pipelines	9,259,820	2.93
Services	8,466,442	2.68

Total	$316,144,349	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$52,951,718	19.35%
Healthcare-Products/Services	48,809,000	17.83
Oil and Gas	44,851,667	16.39
Trucking and Leasing	14,962,313	5.47
Entertainment and Leisure	14,775,750	5.40
Industrial	14,775,000	5.40
Retail	14,152,936	5.17
Automobiles and Components	12,960,000	4.73
Airlines	12,448,518	4.55
Pipelines	9,997,775	3.65
Services	8,596,876	3.14
Oilfield Services	8,577,783	3.13
Diversified Financial Services	5,976,129	2.18
Construction & Building	4,950,000	1.81
Commercial Services	4,925,000	1.80

Total	$273,710,465	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. Midwest	$78,836,900	24.94%
U.S. West	77,390,250	24.48
U.S. Mid-Atlantic	51,097,717	16.16
U.S. Southwest	45,199,746	14.30
U.S. Southeast	35,159,916	11.12
Europe	19,200,000	6.07
U.S. Northeast	9,259,820	2.93

Total	$316,144,349	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. Southwest	$69,260,200	25.30%
U.S. Mid-Atlantic	64,371,690	23.52
U.S. Southeast	48,385,000	17.68
U.S. Midwest	46,930,406	17.15
U.S. West	34,765,394	12.70
U.S. Northeast	9,997,775	3.65

Total	$273,710,465	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2014, the Company made investments in new and existing portfolio companies of approximately $100.1 million and $2.6 million, respectively, to which it was not previously contractually committed to provide the financial support. During the six months ended December 31, 2014, the Company made investments of $1.1 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2014.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$1,656,215	$152,000,000	2
Embedded derivatives
Notes Payable	1,656,215	—	$152,000,000	2

Gross fair value of derivative contracts	1,656,215	1,656,215
Counterparty netting	—	—

Net fair value of derivative contracts	1,656,215	1,656,215
Collateral not offset	—	—

Net amount	$1,656,215	$1,656,215

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

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the three and six months ended December 31, 2014 and December 31, 2013, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized (depreciation) appreciation on investments and derivatives
	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Total Return Swaps	$(2,643,805)	$(779,364)	$(2,220,081)	$(897,711)
Embedded derivatives Notes Payable	2,643,805	779,364	2,220,081	897,711

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2014:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Term Loans (1)	$—	$—	$146,018,664	$146,018,664
Senior Secured Second Lien Term Loans (1)	—	—	146,102,893	146,102,893
Equity, Warrants and Other Investments	—	22,516,967	1,505,825	24,022,792

Total Investments	—	22,516,967	293,627,382	316,144,349
Derivatives
Embedded derivative Note Payable	—	—	1,656,215	1,656,215

Total Derivatives	—	—	1,656,215	1,656,215

Total Assets	$—	$22,516,967	$295,283,597	$317,800,564

Liabilities
Derivatives
Total Return Swaps	—	—	(1,656,215)	(1,656,215)

Total Derivatives	—	—	(1,656,215)	(1,656,215)

Total Liabilities	$—	$—	$(1,656,215)	$(1,656,215)

(1)	Includes senior secured notes that were previously separately classified under Senior Secured Notes.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2014:

	Senior Secured First Lien Term Loans (1)	Senior Secured Second Lien Term Loans (1)	Warrants	Total Investments
Balance as of June 30, 2014	$132,117,098	$139,531,485	$2,061,882	$273,710,465
Purchases (including PIK interest)	67,324,733	34,581,500	2,189,406	104,095,639
Sales	(47,221,418)	(18,228,746)	(938,348)	(66,388,512)
Amortization	826,823	447,550	—	1,274,373
Net realized gains (losses)	132,216	387,943	400,316	920,475
Transfers in	—	—	—	—
Transfers out	(6,186,613)	(5,115,972)	(637,873)	(11,940,458)
Net change in unrealized (depreciation) appreciation	(974,175)	(5,500,867)	(1,569,558)	(8,044,600)

Balance as of December 31, 2014	146,018,664	146,102,893	1,505,825	293,627,382

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2014	$(1,063,200)	$(5,175,664)	$(1,169,242)	$(7,408,106)

(1)	Includes assets previously classified as Senior Secured Notes.

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$—
Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	(2,220,081)	2,220,081	—

Balance as of December 31, 2014	$(1,656,215)	$1,656,215	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2014	$(2,220,081)	$2,220,081	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2013:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Warrants	Total Investments
Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$555,971	$119,209,284
Purchases (including PIK interest)	56,451,259	55,342,373	617,681	—	112,411,313
Sales	(26,314,560)	—	—	—	(26,314,560)
Amortization	(156,041)	43,561	122,677	—	10,197
Net realized gains (losses)	(1,069,290)	—	—	—	(1,069,290)
Net change in unrealized appreciation (depreciation)	(1,419,816)	541,663	(125,811)	425,013	(578,951)

Balance as of December 31, 2013	$102,299,093	$79,375,878	$21,012,038	$980,984	$203,667,993

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2013	$(1,663,265)	$595,430	$(125,811)	$425,013	$(768,633)

	Total	Embedded
	Return	derivatives-Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2013	$843,864	$(843,864)	$—
Purchases	—	—	—
Sales	—	—	—
Amortization	—	—	—
Net realized gains (losses)	—	—	—
Net change in unrealized (depreciation) appreciation	(897,711)	897,711	—

Balance as of December 31, 2013	$(53,847)	$53,847	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2013	$(897,711)	$897,711	$—

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

During the six months ended December 31, 2014 and December 31, 2013, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2014 and June 30, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	December 31, 2014	Methodology	Input(s)	Average		Range
Senior Secured First Lien Term Loans	$146,018,664	Yield Analysis Broker Quoted	Market Yields	14.8%		11.0% - 21.8%
Senior Secured Second Lien Term Loans	146,102,893	Yield Analysis Broker Quoted	Market Yields	12.5%		10.6% - 15.3%
Equity, Warrants and Other Investments	1,505,824	EV Multiple	LTM EBITDA	5.4x		5.0x - 7.5x
Total Return Swaps	(1,656,215)	Other Approach	Intrinsic value	N/A		N/A
Embedded derivatives - Note Payable	1,656,215	Other Approach	Intrinsic value	N/A		N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2014	Methodology	Input(s)	Average		Range
Senior Secured First Lien Term Loans	$112,078,038	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	12.7%		9.9% - 14.5%
Senior Secured Second Lien Term Loans	133,606,964	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	11.4%		9.6% - 12.4%
Senior Secured Notes	25,963,581	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	16.4%		15.0% - 18.1%
Warrants	2,061,882	EV Multiple Option Analysis	LTM EBITDA Asset Volatility Equity Volatility Illiquidity Discount	7.6x 25 87 21	% % %	7.5x - 7.8x N/A N/A 9% - 50%
Total Return Swaps	563,866	Other Approach	Intrinsic value	N/A		N/A
Embedded derivatives - Note Payable	(563,866)	Other Approach	Intrinsic value	N/A		N/A

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013 and September 26, 2014, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2017 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Financing Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 5, 2013, as modified on September 26, 2014, the Company amended the terms of the Term Facility to add a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of December 31, 2014, $39.4 million was outstanding on the Revolving Financing.

This financing transaction was initially executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Notes with a face value of $76.5 million, which represent 51% of the Notes issued and outstanding, for $76.5 million in cash. The Company purchased Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Notes issued and outstanding. Under the terms of the indenture under which the Notes were issued (the “Indenture”), the holders of the Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Notes”) This represents the embedded derivative in the Note Payable from SPV to UBS. On September 26, 2014, the Company increased the size of the Term Facility to $102.0 million. In connection with the upsize, UBS purchased additional Notes with a face value of $25.5 million for $25.5 million in cash. The Company also purchased additional Notes with a face value of $24.5 million.

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

The fair value of the Company’s notes payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2014, the fair value of the notes payable was estimated at $141.4 million, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2014, SPV had assets of $279.8 million, which included $273.5 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.4 million in cash held by the trustee of the Financing Facility. At December 31, 2014 and June 30, 2014, the carrying amount of the Notes approximates the fair value. For the three and six months ended December 31, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate was $121.0 million and 4.05% and $107.0 million and 3.95%, respectively.

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

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2014, the Company held unfunded commitments in the amount of approximately $5.3 million and as of June 30, 2014, the Company held unfunded commitments in the amount of approximately $1.4 million.

The following table details the unfunded commitments as of December 31, 2014:

Investments	Amount	Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%
U.S. Well Services, LLC	5,000,000	0.50%

Total Unfunded Commitments	$5,250,000

The following table details the unfunded commitments as of June 30, 2014:

Investments	Amount	Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%
U.S. Well Services, LLC	1,136,364	0.50%

Total Unfunded Commitments	$1,386,364

Note 7. Agreements and Related Party Transactions

Related Party Transactions

Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together own 1.2% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42.0% economic interest in the Investment Manager.

Stifel Venture Corp. (“Stifel”) owns approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% economic interest in the Investment Manager, and Mr. Stephan Kuppenheimer, an employee of Stifel, is a member of the Company’s board of directors and a member of the investment committee of the Investment Manager. Mr. Kuppenheimer owns 0.2% of the Company’s outstanding common stock.

The Cyrus Funds own approximately 27.9% of the Company’s outstanding common stock and a 38.0% economic interest in the Investment Manager.

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

For the three and six months ended December 31, 2014, $1,270,688 and $2,378,141 in base management fees were earned by the Investment Manager, respectively, of which $1,270,690 was payable at December 31, 2014.

For the three and six months ended December 31, 2014, the Company incurred $1,102,923 and $2,008,175, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $582,829, respectively, was waived. As of December 31, 2014, $1,102,923 of such incentive fees are currently payable to the Investment Manager and $121,295 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of December 31, 2014, there was $27,956 of realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes $902,870 related to unrealized appreciation of $4,560,116 as of December 31, 2014, $874,914 of which is waived by the Investment Manager. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of realized gains incentive fees in subsequent periods.

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

Administration Agreement

The Company entered into an administration agreement with the Investment Manager pursuant to which the Investment Manager furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Investment Manager will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. Under an administration agreement with the Investment Manager, the Investment Manager provides the Company with the Company’s chief financial officer, other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Capital to assist the Investment Manager in fulfilling certain of its obligations to the Company under the administration agreement. There were $153,418 and $344,838 of such costs incurred under the administration agreement for the three months and six months ended December 31, 2014, respectively.

As of December 31, 2014, the Company recorded $213,750 in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Investment Manager.

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

Stifel Arrangement

In December 2013, the Company entered into an arrangement pursuant to which Stifel made a capital contribution to the Company on February 5, 2014 and the Company granted Stifel certain rights, such as a right to nominate for election a member of the Company’s board of directors. Stifel does not have any rights to exercise a controlling influence over the Company’s day-to-day operations or the investment management function of the Company’s Investment Manager.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and six months ended December 31, 2014, the Company recorded directors’ fees of $96,750 and $211,500, respectively, of which none were payable at December 31, 2014. For three and six months ended December 31, 2013, the Company had no directors’ fees.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Net increase in net assets resulting from operations attributable to CM Finance Inc	$8,083,944	$12,677,384
Weighted average shares outstanding	$13,666,666	$13,666,666
Basic/diluted net increase in net assets from operations per share	$0.59	$0.93

Note 10. Distributions

On March 14, 2014, the Company’s board of directors declared a quarterly distribution of $0.1812 per share payable on March 31, 2014 to holders of record as of March 24, 2014. On May 14, 2014, the Company’s board of directors declared a quarterly distribution of $0.3375 per share payable on July 1, 2014 to holders of record as of June 16, 2014. On September 4, 2014, the Company’s board of directors declared a quarterly distribution of $0.3375 per share payable on October 1, 2014 to holders of record as of September 18, 2014. On November 6, 2014, the Company’s board of directors declared a quarterly distribution of $0.3375 per share payable on January 5, 2015 to holders of record as of December 18, 2014. The Company expects substantially all of the distribution to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Note 11. Share Transactions

There were no changes to the Company’s shares issued or proceeds received for the six months ended December 31, 2014.

As of December 31, 2014, the Company had 13,666,666 shares of common stock issued and outstanding.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

Six months ended
December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.65
Net investment income	0.68
Net realized and unrealized gains (losses)	0.25

Net increase in net assets resulting from operations	0.93
Dividends declared(2)	(0.68)

Net asset value, end of period	$14.90
Market value per share, end of period	$11.00
Total return based on net asset value(3)(4)	6.39%
Total return based on market value(3)(4)	(20.05)%
Shares outstanding at end of period	13,666,666
Ratio/Supplemental Data:
Net assets, at end of period	$203,669,205
Ratio of total expenses to average net assets(5)	9.16%
Ratio of net expenses to average net assets(5)	7.72%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	2.10%
Ratio of net investment income before fee waiver to average net assets(5)	7.65%
Ratio of net investment income after fee waiver to average net assets(5)	9.09%
Total Notes Payable	141,440,713
Asset Coverage Ratio(6)	2.44
Portfolio Turnover Rate(4)(8)	23%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the six months ended December 31, 2014.

The following represents supplemental ratios and data for CM Finance LLC:

Six months ended
December 31, 2013
Total return	5.61%
Ratio of net investment income to average members’ capital	6.71%
Ratio of operating expenses to average members’ capital	1.54%
Ratio of credit facility related expenses to average members’ capital	1.19%
Ratio of total expenses to average members’ capital	1.63%
Portfolio turnover rate	17.25%
Supplemental Data:
Members’ capital at end of period	$139,887,521
Average members’ capital	$107,739,427

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

Note 13. Tax Information

As of December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$312,434,557

Gross unrealized appreciation	12,049,699
Gross unrealized depreciation	(8,339,907)

Net unrealized investment appreciation	$3,709,792

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 28, 2015, the Company’s board of directors declared a quarterly distribution of $0.3469 per share payable on April 2, 2015 to holders of record as of March 18, 2015.

Subsequent to the quarter ended December 31, 2014, the Company invested $17.3 million in new and existing portfolio companies and received repayment or sales proceeds of $5.0 million.

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

Overview

CM Finance Inc (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, (the “Code”), for U.S. federal income tax purposes.

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

The Company consolidates the operations of its wholly-owned subsidiaries, CM Finance SPV, Ltd. (“SPV”), a special purpose vehicle used to finance certain investments, and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements for a RIC under the Code.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Manager responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed our senior management and the Investment Manager;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Manager, the independent valuation firm and the valuation committee.

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

As of December 31, 2014, one of our investments was classified as a Level II investment and the remaining were classified as Level 3 investments, determined based on valuations by our board of directors. As of June 30, 2014, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2014 and June 30, 2014, there were no investments on which we had ceased the accrual of cash or PIK interest income.

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

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013 and September 26, 2014, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 4, 2017 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2016. As of December 31, 2014, the Term Financing bears interest at LIBOR plus 2.75% per annum and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States.

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

Portfolio and investment activity

Portfolio composition

At December 31, 2014, our investment portfolio of $316.1 million (at fair value) consisted of investments in 25 portfolio companies, of which 46.2% were first lien investments, 46.2% were second lien investments, and 7.6% were equity and warrant positions. At December 31, 2014, our average and largest portfolio company investment at fair value was $12.6 million and $22.5 million, respectively.

As of December 31, 2014 and June 30, 2014, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.97% and 10.82%, respectively, and our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.95% and 10.44%, respectively.

The industry composition of our portfolio at fair value at December 31, 2014 was as follows:

Percentage of Total Portfolio
Telecommunications	$16.24%
Healthcare-Products/Services	10.94
Oilfield Services	8.99
Oil and Gas	8.62
Construction & Building	7.66
Airlines	7.12
Media	6.07
Automobiles and Components	5.33
Industrial	4.92
Entertainment and Leisure	4.65
Trucking and Leasing	4.65
Utilities	4.65
Retail	4.55
Pipelines	2.93
Services	2.68

Total	$100.00%

During the six months ended December 31, 2014, we added seven new investments and funded one pre-existing commitment, totaling approximately $104.1 million. Five of these investments were to new portfolio companies. Of these new investments, 64.5% consisted of first lien investments, 33.4% second lien investments, and 2.1% in warrants.

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

At December 31, 2014, 90.7% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 9.3% bore interest at fixed rates. At June 30, 2014, 89.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.0% bore interest at fixed rates.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of December 31, 2014			As of June 30, 2014
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$4,925,000	1.8%	1
2	278,159,520	95.2	21	255,227,578	94.0	22
3	13,962,038	4.8	2	11,496,010	4.2	1
4	—	—	—	—	—	—
5	—	—	—	—	—	—

Total	$292,121,558	100.0%	23	$271,648,588	100.0%	24

Results of Operations

Comparison of the three months ended December 31, 2014 and December 31, 2013

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2014 increased to $9.2 million from $5.2 million for the three months ended December 31, 2013, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the three months ended December 31, 2014 increased to $4.6 million from $1.1 million for the three months ended December 31, 2013, due primarily to base and incentive management fees payable to our Investment Manager, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio and operating as a public company.

Net investment income

Net investment income increased to $4.6 million for the three months ended December 31, 2014 from $4.1 million for the three months ended December 31, 2013, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized gain on investments totaled $1.1 million for the three months ended December 31, 2014, compared to a net realized loss of $1.3 million for the three months ended December 31, 2013, due to gains or losses on sales activity during the periods.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $2.4 million for the three months ended December 31, 2014, compared to net unrealized appreciation of $302,594 for the three months ended December 31, 2013, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Comparison of the six months ended December 31, 2014 and December 31, 2013

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2014 increased to $17.1 million from $9.0 million for the six months ended December 31, 2013, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the six months ended December 31, 2014 increased to $7.8 million from $1.8 million for the six months ended December 31, 2013, due primarily to base and incentive management fees payable to our Investment Manager, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio and operating as a public company.

Net investment income

Net investment income increased to $9.2 million for the six months ended December 31, 2014 from $7.2 million for the six months ended December 31, 2013, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized gain on investments totaled $920,475 for the six months ended December 31, 2014, compared to a net realized loss of $1.1 million for the six months ended December 31, 2013, due to gains or losses on sales activity during the periods.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $2.5 million for the six months ended December 31, 2014, compared to net unrealized depreciation of $578,951 for the six months ended December 31, 2013, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2014, our cash balance increased by $3.9 million. During that period, we used $41.2 million in cash towards operating activities, primarily due to investments in portfolio companies of $104.1 million, paid $16.7 million for an investment acquired but unsettled as of June 30, 2014, partially offset by $66.6 million in repayments and sales of investments in portfolio companies. During the same period, we generated $45.1 million from financing activities, consisting primarily of proceeds from borrowings under our Financing Facility partially offset by distributions to our shareholders.

Capital Resources

As of December 31, 2014, we had $28.6 million of cash and $4.4 million in restricted cash, $10.6 million of capacity under our revolving credit facility and our net assets totaled $203.7 million. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Financing Facility as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

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

The first part of the incentive fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

The second part of the incentive fee is calculated and payable in arrears as of the end of each calendar year and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the three and six months ended December 31, 2014, $1,270,688 and $2,378,141 in base management fees were earned by the Investment Manager, respectively, of which $1,270,690 was payable at December 31, 2014. The Investment Manager did not waive any base management fees for the three and six months ended December 31, 2014. For the three and six months ended December 31, 2014, the Company incurred $1,102,923 and $2,008,175, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $582,829, respectively, was waived. As of December 31, 2014, $1,102,923 of such incentive fees are currently payable to the Investment Manager and $121,295 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of December 31, 2014, there was $27,956 of realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential realized gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company’s accrual for unrealized gains incentive fees includes $902,870 related to unrealized appreciation of $4,560,116 as of December 31, 2014, $874,914 of which was waived by the Investment Manager. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of realized gains incentive fees in subsequent periods.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $5.3 million in unfunded commitments to two portfolio companies. As of June 30, 2014, our off-balance sheet arrangements consisted of $1.4 million of unfunded commitments, which was comprised of $1.4 million to provide debt financing to two of our portfolio companies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2014, 90.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at December 31, 2014, a 1.00% increase in interest rates would decrease our net interest income by approximately 0.5% and a 2.00% increase in interest rates would increase our net interest income by approximately 6.8%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: February 9, 2015
	By:	/s/ Michael C. Mauer
	Name:	Michael C. Mauer
	Title:	Chief Executive Officer

	By:	/s/ Jai Agarwal
	Name:	Jai Agarwal
	Title:	Chief Financial Officer