Form 10-Q
period 2015-03-31
CM Finance Inc
filed 2015-05-11
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 6, 2015 was 13,667,267.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2015 (Unaudited)	June 30, 2014
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $311,741,018 and $271,682,258, respectively)	$311,883,910	$273,710,465
Derivatives, at fair value (cost $0 and $0, respectively)	1,833,715	563,866
Cash	14,280,014	24,698,073
Cash, restricted	5,089,659	7,139,313
Receivable for investments sold	9,511,348	—
Interest receivable	2,431,561	1,458,043
Deferred debt issuance costs	2,671,625	459,676
Deferred offering costs	186,513	—
Prepaid expenses and other assets	1,183,216	730,562

Total Assets	$349,071,561	$308,759,998

Liabilities
Notes Payable:
Term loan	$102,000,000	$76,500,000
Revolving credit facility	26,292,558	9,091,314
Payable for investments purchased	13,012,500	16,660,000
Distributions payable	4,740,996	4,612,500
Derivatives, at fair value (cost $0 and $0, respectively)	1,833,715	563,866
Base management fees payable	1,369,920	313,237
Income-based incentive fees payable	548,286	—
Deferred financing costs payable	1,525,000	—
Interest payable	150,235	108,117
Accrued expenses and other liabilities	580,274	694,143

Total Liabilities	152,053,484	108,543,177
Commitments and Contingencies (Note 6)
Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,666,666 shares issued and outstanding)	13,667	13,667
Additional paid-in capital	198,810,786	198,810,786
Accumulated net realized loss	(1,313,429)	—
Accumulated distributions in excess of net investment income	(635,839)	(635,839)
Net unrealized appreciation on investments	142,892	2,028,207

Total Net Assets	197,018,077	200,216,821

Total Liabilities and Net Assets	$349,071,561	$308,759,998

Net Asset Value Per Share	$14.42	$14.65

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Investment Income:
Interest income	$8,085,918	$4,908,129	$23,906,524	$12,695,390
Payment in-kind interest income	179,010	412,587	902,862	1,231,371
Other fee income	64,112	213,382	587,874	601,590

Total investment income	8,329,040	5,534,098	25,397,260	14,528,351
Expenses:
Interest expense	923,814	662,838	2,538,128	1,845,391
Amortization of deferred debt issuance costs	340,590	180,120	854,072	280,828
Base management fees	1,369,920	455,934	3,748,061	455,934
Income-based incentive fees	1,018,817	—	3,148,287	—
Capital gains incentive fees	(902,870)	—	—	—
Custodian and administrator fees	46,412	56,433	216,569	56,433
Directors’ fees	106,750	125,000	318,250	125,000
Professional fees	226,985	178,013	834,216	280,211
Allocation of administrative costs from advisor	37,154	—	381,992	—
Insurance expense	90,126	—	311,619	—
Other expenses	47,258	180,183	254,725	554,861

Total expenses	3,304,956	1,838,521	12,605,919	3,598,658
Waiver of base management fees from Investment Manager	—	(455,934)	—	(455,934)
Waiver of income-based incentive fees	(591,826)	—	(1,174,655)	—
Waiver of capital gains incentive fees	874,914	—	—	—

Net expenses	3,588,044	1,382,587	11,431,264	3,142,724

Net investment income (1)	4,740,996	4,151,511	13,965,996	11,385,627
Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments attributable to CM Finance LLC	—	122,682	—	(946,608)
Net realized (losses) gains on investments attributable to CM Finance Inc	(2,233,904)	107,709	(1,313,429)	107,709
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC	—	1,128,765	—	549,814
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance Inc	(4,417,224)	186,834	(1,885,315)	186,834

Net realized and unrealized (losses) gains	(6,651,128)	1,545,990	(3,198,744)	(102,251)

Net (decrease) increase in net assets resulting from operations	$(1,910,132)	$5,697,501	$10,767,252	$11,283,376

Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$3,633,977	$—	$9,219,852

Net (decrease) increase in net assets resulting from operations attributable to CM Finance Inc	$(1,910,132)	$2,063,524	$10,767,252	$2,063,524

CM Finance Inc:
Basic and diluted:
Net investment income per share	$0.35	$0.13	$1.02	$0.13
Earnings per share	$(0.14)	$0.15	$0.79	$0.15
Weighted Average Shares of Common Stock Outstanding	13,666,666	13,666,666	13,666,666	13,666,666
Distributions declared per common share	$0.3469	$0.1812	$1.0219	$0.1812

(1) Net investment income attribution:

	For the three months ended March 31,		For the nine months ended March 31,

	2015	2014	2015	2014

Net investment income attributable to CM Finance LLC	$—	$2,382,530	$—	$9,616,646

Net investment income attributable to CM Finance Inc	$4,740,996	$1,768,981	$13,965,996	$1,768,981

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31,
	2015	2014
CM Finance LLC:
Members capital at beginning of period	$—	$87,250,637
Contributions from members	—	48,606,009
Distributions to members	—	(55,076,498)
Net investment income	—	9,616,646
Net realized losses on investments	—	(946,608)
Net change in unrealized appreciation (depreciation) on investments	—	549,814

Members’ capital, at end of period	—	90,000,000
CM Finance Inc:
Net assets at beginning of period	200,216,821	—
Capital transactions
Proceeds from shares sold	—	111,549,990
Common stock offering costs	—	(1,200,000)

Net increase in net assets resulting from capital transactions	—	110,349,990
Total capital - CM Finance Inc (BDC conversion)	—	200,349,990
Increase (decrease) in net assets resulting from operations
Net investment income	13,965,996	1,768,981
Net realized gain (loss) on investments	(1,313,429)	107,709
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(1,885,315)	186,834

Net increase in net assets from operations	10,767,252	2,063,524
Distributions from net investment income	(13,965,996)	(2,476,851)

Total decrease in net assets	(3,198,744)	(413,327)

Net assets at end of period (including accumulated net realized loss and distributions in excess of net investment income of $635,839 and $0, respectively)	$197,018,077	$199,936,663

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$9,219,852
Net increase in net assets resulting from operations attributable to CM Finance Inc	10,767,252	2,063,524
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Origination and purchases of investments	(152,401,186)	(188,917,718)
Payment in kind interest	(902,862)	(1,231,371)
Sales and repayments of investments	113,530,406	82,528,896
Net realized loss (gain) on investments in securities attributable to CM Finance LLC	—	946,608
Net realized loss (gain) on investments in securities attributable to CM Finance Inc	1,313,429	(107,709)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	—	(549,814)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	1,885,315	(186,834)
Amortization of discount/premium on investments	(1,598,547)	(241,464)
Amortization of deferred debt issuance costs	854,072	280,828
Net (increase) decrease in operating assets:
Cash, restricted	2,049,654	6,900,941
Due from broker	—	22,884,729
Receivable for investments sold	(9,511,348)	—
Interest receivable	(973,518)	(808,266)
Deferred debt issuance costs	—	(625,000)
Prepaid expenses and other assets	(452,654)	(384,987)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(3,647,500)	4,975,000
Interest payable	42,118	27,848
Directors’ fees payable	—	125,000
Accrued expenses and other liabilities	(113,869)	372,848
Base management fees payable	1,056,683	—
Income-based incentive fees payable	548,286	—

Net Cash Used in Operating Activities	(37,554,269)	(62,727,089)
Cash Flows from Financing Activities
Proceeds from shares sold	—	111,549,990
Payment for deferred financing costs	(1,541,021)	(1,102,827)
Deferred offering costs	(186,513)	—
Contributions from members of CM Finance LLC	—	48,606,009
Distributions to members of CM Finance LLC	—	(76,460,099)
Distributions to shareholders	(13,837,500)	(2,476,851)
Proceeds from borrowing on term loan	25,500,000	—
Proceeds from borrowing on revolving credit facility	84,803,294	35,020,623
Repayments of borrowing on revolving credit facility	(67,602,050)	—

Net Cash Provided by Financing Activities	27,136,210	115,136,845

Net Change in Cash	(10,418,059)	52,409,756
Cash
Beginning of period	24,698,073	—

End of period	$14,280,014	$52,409,756

Supplemental cash flow information:
Cash paid for interest	$2,580,246	$1,873,239

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2015

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$20,000,000	$19,616,113	$19,600,000	9.95%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)	1.00%	3/30/2019	19,257,426	17,838,518	17,716,832	8.99%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,690,025	8,601,233	7,994,823	4.06%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	14,812,500	14,449,297	14,664,375	7.44%
Butler Burgher Group LLC(4)	Services	1M L + 13.25%(3)	0.25%	6/30/2017	8,249,264	8,132,575	8,121,775	4.12%
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK(2)(3)	—	9/30/2019	14,478,560	14,107,887	14,478,560	7.35%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)	1.00%	6/19/2019	9,620,999	9,587,334	9,139,949	4.64%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	7,750,000	7,812,631	7,982,500	4.05%
Lightsquared Inc.(5)	Telecommunications	9.00% PIK(2)	—	6/1/2015	4,784,288	4,775,181	4,784,014	2.43%
Nathan’s Famous, Inc.	Food & Beverage	10.00%(3)		2/27/2020	4,000,000	4,000,000	4,160,000	2.11%
New Standard Energy Texas LLC(6)	Oil and Gas	13.00%(7)	—	11/28/2016	6,903,718	6,726,609	5,828,160	2.96%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,872,500	15,331,255	15,607,062	7.92%
U.S. Well Services, LLC(8)	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	6,638,909	6,520,071	6,486,131	3.29%
YRC Worldwide, Inc.(9)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	1/1/2020	14,825,126	14,713,364	14,713,938	7.47%

Total Senior Secured First Lien Debt Investments					156,883,315	152,212,068	151,278,119	76.78%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(9)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,744,195	19,200,000	9.74%
Bird Electric Enterprises, LLC	Utilities	3M L + 12.00%(3)	—	10/9/2020	15,000,000	14,716,086	14,700,000	7.46%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	24,000,000	21,795,429	19,440,000	9.87%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,195,581	15,390,000	7.81%
RCHP, Inc.	Healthcare- Products/Services	3M L + 9.50%(3)	1.00%	10/23/2019	15,000,000	14,800,787	15,150,000	7.69%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75%(3)	1.00%	9/30/2021	5,000,000	4,978,409	4,625,000	2.35%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,472,242	11,193,620	5.68%
Telular Corp.	Telecommunications	3M L + 8.00%(3)	1.25%	6/24/2020	7,500,000	7,416,462	7,481,250	3.80%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,725,000	15,729,811	15,646,375	7.94%
Trident USA Health Services, Inc.	Healthcare- Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	20,000,000	19,954,424	19,700,000	10.00%

Total Senior Secured Second Lien Debt Investments					149,964,815	144,803,426	142,526,245	72.34%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(10)	Oilfield Services			9/30/2024	1,251,058	1,251,058	1,251,058	0.64%
Endeavour International Holding B.V., $3.01 strike (Warrants)(9)(10)	Oil and Gas			11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Telecommunications			6/24/2024	201	1,374,009	254,766	0.13%
Virgin America, Inc. (Common Stock)(9)(10)(11)	Airlines				570,917	11,940,457	16,573,721	8.41%

Total Equity, Warrants and Other Investments					1,982,176	14,725,524	18,079,546	9.18%

Total Non-Controlled/Non-Affiliates					$308,830,306	$311,741,018	$311,883,910	158.30%

Liabilities in excess of other assets							(114,865,833)	(58.30%)
Net Assets							$197,018,077	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2015

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(12)	Diversified Financial Services			$102,000,000	$—	$1,458,918	0.74%
Embedded derivative - Notes Payable(12)	Diversified Financial Services			50,000,000	—	374,797	0.19%

Total Assets				152,000,000	—	1,833,715	0.93%

Liabilities
Total Return Swap(12)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,458,918)	(0.74%)
Total Return Swap(12)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(374,797)	(0.19%)

Total Liabilities				152,000,000	—	(1,833,715)	(0.93%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment with a fair value of ($3,750).
(5)	Does not include $5,320,197 of unfunded commitment with a fair value of $0.
(6)	Does not include $800,000 of unfunded commitment with a fair value of ($40,000).
(7)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(8)	Does not include $2,916,667 of unfunded commitment with a fair value of ($20,000).
(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 15.4% of assets.
(10)	Security is non-income producing.
(11)	The shares are subject to a six month “lock-up” period that expires on May 18, 2015.
(12)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L -	1 month LIBOR (0.18% as of March 31, 2015)
3M L -	3 month LIBOR (0.27% as of March 31, 2015)
PIK -	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

June 30, 2014

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares (2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
Active Media Services, Inc.	Commercial Services	1M L + 9.00% (3)	—	2/1/2018	$5,000,000	$4,888,563	$4,925,000	2.46%
AM General, LLC	Automobiles and Components	3M L + 9.00% (3)	1.25%	3/22/2018	14,400,000	14,234,958	12,960,000	6.47%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25% (3)	1.00%	12/21/2020	14,925,000	14,511,107	14,775,750	7.38%
Butler Burgher Group LLC	Services	1M L + 11.75%	0.25%	6/30/2017	8,750,000	8,592,500	8,596,876	4.29%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00% (3)	1.00%	6/19/2019	9,898,788	9,857,978	9,997,775	4.99%
Endeavour International Holding B.V. (4)	Oil and Gas	3M L + 7.00% (3)	1.25%	11/30/2017	4,930,716	4,864,519	4,807,448	2.40%
		3M L + 7.00% (3)	1.25%	11/30/2017	6,860,064	6,767,964	6,688,562	3.34%

Total					11,790,780	11,632,483	11,496,010	5.74%

MF Global Holdings, Ltd. (4)	Diversified Financial Services	3M L + 6.50% (3)	2.00%	12/4/2014	5,976,129	5,965,083	5,976,129	2.99%
New Standard Energy Texas LLC	Oil and Gas	7.00% cash, 6.00% PIK (2)(5)	—	11/28/2016	4,524,411	4,524,411	4,524,411	2.26%
PR Wireless, Inc. (6)	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	17,000,000	15,285,991	15,285,991	7.64%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	8,752,841	8,540,885	8,577,783	4.29%
YRC Worldwide, Inc. (4)	Trucking and Leasing	3M L + 7.00% (3)	1.00%	2/13/2019	14,925,000	14,787,021	14,962,313	7.47%

Total Senior Secured First Lien Term Loans					115,942,949	112,820,980	112,078,038	55.98%

Senior Secured Second Lien Term Loans
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50% (7)	1.25%	11/1/2018	14,912,125	14,840,295	15,061,246	7.52%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	14,000,000	13,726,110	13,720,000	6.85%
CT Technologies Intermediate Holdings, Inc.	Healthcare- Products/Services	3M L + 8.00% (3)	1.25%	10/5/2020	12,000,000	11,839,053	12,000,000	5.99%
Ikaria Acquisition, Inc.	Healthcare- Products/Services	3M L + 7.75% (3)	1.00%	2/12/2022	2,000,000	1,985,880	2,034,000	1.02%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00% (3)	1.00%	11/27/2021	15,000,000	13,888,676	14,775,000	7.38%
RCHP, Inc.	Healthcare- Products/Services	3M L + 9.50%	1.00%	10/23/2019	15,000,000	14,780,919	14,775,000	7.38%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75% (3)	1.00%	9/30/2021	5,000,000	4,975,918	4,950,000	2.47%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00% (3)	1.00%	10/30/2020	11,539,815	11,463,166	11,620,593	5.81%
Telular Corp.	Telecommunications	3M L + 8.00% (3)	1.25%	6/24/2020	7,500,000	7,404,490	7,387,500	3.69%
TNS, Inc.	Telecommunications	1M L + 8.00% (3)	1.00%	8/14/2020	17,112,500	17,118,479	17,283,625	8.63%
Trident USA Health Services, Inc.	Healthcare- Products/Services	3M L + 9.00% (3)	1.25%	7/31/2020	20,000,000	19,948,051	20,000,000	9.99%

Total Senior Secured Second Lien Term Loans					134,064,440	131,971,037	133,606,964	66.73%

Senior Secured Notes
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK (2)(3)	—	9/30/2019	14,152,936	13,726,001	14,152,936	7.07%
Virgin America, Inc.	Airlines	17.00% PIK (2)	—	6/9/2016	5,924,520	5,808,385	5,924,520	2.96%
		8.50% cash, 8.50% PIK (2)	—	6/9/2016	5,886,125	5,584,289	5,886,125	2.94%

Total					11,810,645	11,392,674	11,810,645	5.90%

Total Senior Secured Notes					25,963,581	25,118,675	25,963,581	12.97%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (Continued)

June 30, 2014

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares (2)	Amortized Cost	Fair Value	% of Net Assets
Warrants
Endeavour International Holding B.V., $3.01 strike (4)(8)	Oil and Gas	4/30/2018	160,000	160,000	50,000	0.02%
PR Wireless, Inc., $0.01 strike (6)(8)	Telecommunications	6/19/2019	201	1,374,009	1,374,009	0.69%
Virgin America, Inc., $2.50 strike (8)	Airlines	5/10/2043	$513,333	$184,116	$424,116	0.21%
Virgin America, Inc., $3.50 strike (8)	Airlines	12/9/2041	385,000	53,441	213,757	0.11%

Total Warrants			1,058,534	1,771,566	2,061,882	1.03%

Total Non-Controlled/Non-Affiliates			$277,029,504	$271,682,258	$273,710,465	136.71%

Liabilities in excess of other assets					(73,493,644)	(36.71%)
Net Assets					$200,216,821	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Total Return Swap (9)	Diversified Financial Services	L + 2.85%	5/22/2016	$76,500,000	$—	$471,137	0.23%
Total Return Swap (9)	Diversified Financial Services	0.50%	12/4/2015	50,000,000	—	92,729	0.05%

Total Assets				126,500,000	—	563,866	0.28%

Liabilities
Embedded derivative — Notes Payable (9)	Diversified Financial Services			76,500,000	—	(471,137)	(0.23%)
Embedded derivative — Notes Payable (9)	Diversified Financial Services			50,000,000	—	(92,729)	(0.05%)

Total Liabilities				126,500,000	—	(563,866)	(0.28%)

Total Derivatives				$253,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.6% of total assets.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	Position or portion thereof unsettled as of June 30, 2014.
(7)	$10,972,500 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L -	1 month LIBOR (as of June 30, 2014 this rate was 0.15%)

3M L -	3 month LIBOR (as of June 30, 2014 this rate was 0.23%)

PIK -	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited )

March 31, 2015

Note 1. Organization

CM Finance Inc (“CMFN,” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or “Cyrus Funds”). CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Investment Manager”) as its investment manager and administrator, respectively.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income. During the three and nine months ended March 31, 2015, $18,937 and $1,077,885 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and nine months ended March 31, 2014, $0 in prepayment penalties and unamortized discounts were included in interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are determined by calculating the difference between the net proceeds from the disposition and the amortized cost basis of the investments, without regard to unrealized gains or losses previously recognized. Realized gains or losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $179,010 and $902,862 during the three and nine months ended March 31, 2015, respectively. The Company earned PIK interest of $412,587 and $1,231,371 during the three and nine months ended March 31, 2014, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

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

Expenses are accrued as incurred.

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and were expensed as incurred.

Deferred debt issuance costs, incurred in connection with the Company’s Notes Payable, are amortized using the straight line method over the life of the notes.

Offering costs were charged to paid-in capital upon sale of shares in the Offering.

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

Fair value is defined as the price that would be received upon a sale of an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2015 or June 30, 2014.

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

The embedded derivatives in the Notes Payable from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

i. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company makes distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. During the three and nine months ended March 31, 2015, the Company declared ordinary distributions of $4.7 million and $14.0 million, respectively. The tax character of these distributions is expected to be 100% ordinary income.

During the period from February 6, 2014 through March 31, 2014, the Company declared distributions of $1.8 million.

During the period from January 1, 2014 through February 5, 2014, $33.1 million in distributions were made to members.

During the period from July 1, 2013 through February 5, 2014, $55.1 million in distributions were made to members.

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

Note 3. New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company expects to adopt this standard on or before the effective date.

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

Note 4. Investments

The Company’s investments at any time may include securities and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these financial statements as “investments.”)

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement that the Company currently has in place with UBS. At March 31, 2015, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2015 and March 31, 2014. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Investment purchases, at cost (including PIK interest)	$49,208,409	$86,053,450	$153,304,048	$190,149,089
Investment sales and repayments	47,141,894	16,140,384	113,530,406	82,528,896

The composition of the Company’s investments as of March 31, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$152,212,068	48.83%	$151,278,119	48.50%
Senior Secured Second Lien Debt Investments(1)	144,803,426	46.45	142,526,245	45.70
Equity, Warrants and Other Investments	14,725,524	4.72	18,079,546	5.80
Embedded derivative - Notes Payable	—	—	1,833,716	0.59
Total Return Swap	—	—	(1,833,716)	(0.59)

Total	$311,741,018	100.00%	$311,883,910	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

The composition of the Company’s investments as of June 30, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at		Investments at
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$112,820,980	41.53%	$112,078,038	40.95%
Senior Secured Second Lien Term Loans	131,971,037	48.57	133,606,964	48.81
Senior Secured Notes	25,118,675	9.25	25,963,581	9.49
Warrants	1,771,566	0.65	2,061,882	0.75
Total Return Swaps	—	—	563,866	0.21
Embedded derivatives - Notes Payable	—	—	(563,866)	(0.21)

Total	$271,682,258	100.00%	$273,710,465	100.00%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$43,773,467	14.04%
Healthcare-Products/Services	34,850,000	11.17
Oilfield Services	25,454,021	8.16
Oil and Gas	25,268,161	8.10
Construction & Building	24,225,000	7.77
Media	19,200,000	6.16
Airlines	16,573,721	5.32
Automobiles and Components	15,977,323	5.12
Industrial	15,390,000	4.94
Trucking and Leasing	14,713,938	4.72
Utilities	14,700,000	4.71
Entertainment and Leisure	14,664,375	4.70
Retail	14,478,560	4.64
Cable	11,193,620	3.59
Pipelines	9,139,949	2.93
Services	8,121,775	2.60
Food & Beverage	4,160,000	1.33

Total	$311,883,910	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$52,951,718	19.35%
Healthcare-Products/Services	48,809,000	17.83
Oil and Gas	44,851,667	16.39
Trucking and Leasing	14,962,313	5.47
Entertainment and Leisure	14,775,750	5.40
Industrial	14,775,000	5.40
Retail	14,152,936	5.17
Automobiles and Components	12,960,000	4.73
Airlines	12,448,518	4.55
Pipelines	9,997,775	3.65
Services	8,596,876	3.14
Oilfield Services	8,577,783	3.13
Diversified Financial Services	5,976,129	2.18
Construction & Building	4,950,000	1.81
Commercial Services	4,925,000	1.80

Total	$273,710,465	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2015:

	Fair Value	Percentage Total Portfolio
U.S. West	$77,803,386	24.95%
U.S. Midwest	68,966,131	22.11
U.S. Mid-Atlantic	49,824,935	15.97
U.S. Southwest	42,368,667	13.58
U.S. Southeast	35,636,828	11.43
Europe	19,200,000	6.16
U.S. Northeast	18,083,963	5.80

Total	$311,883,910	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. Southwest	$69,260,200	25.30%
U.S. Mid-Atlantic	64,371,690	23.52
U.S. Southeast	48,385,000	17.68
U.S. Midwest	46,930,406	17.15
U.S. West	34,765,394	12.70
U.S. Northeast	9,997,775	3.65

Total	$273,710,465	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2015, the Company made investments in new and existing portfolio companies of approximately $121.4 million and $18.4 million, respectively, to which it was not previously contractually committed to provide the financial support. During the nine months ended March 31, 2015, the Company made investments of $1.1 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2015.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$1,833,716	152,000,000	2
Embedded derivatives Notes Payable	1,833,716	—	152,000,000	2

Gross fair value of derivative contracts	$1,833,716	$1,833,716
Counterparty netting	—	—

Net fair value of derivative contracts	1,833,716	1,833,716
Collateral not offset	—	—

Net amount	$1,833,716	$1,833,716

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

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and March 31, 2014, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized (depreciation) appreciation on investments and derivatives
	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Total Return Swaps	$(177,501)	$975,185	$(2,397,582)	$(77,474)
Embedded derivatives Notes Payable	177,501	(975,185)	2,397,582	77,474

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments(1)	$—	$—	$151,278,119	$151,278,119
Senior Secured Second Lien Debt Investments(1)	—	—	142,526,245	142,526,245
Equity, Warrants and Other Investments	—	16,573,721	1,505,825	18,079,546

Total Investments	—	16,573,721	295,310,189	311,883,910
Derivatives
Embedded derivative Notes Payable	—	—	1,833,716	1,833,716

Total Derivatives	—	—	1,833,716	1,833,716

Total Assets	$—	$16,573,721	$297,143,905	313,717,626

Liabilities
Derivatives
Total Return Swaps	—	—	(1,833,716)	(1,833,716)

Total Derivatives	—	—	(1,833,716)	(1,833,716)
Total Liabilities	$—	$—	$(1,833,716)	(1,833,716)

(1)	Includes assets previously classified as Senior Secured Notes.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2015:

	Senior Secured First Lien Debt Investments (1)	Senior Secured Second Lien Debt Investments (1)	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2014	$132,117,098	$139,531,485	$2,061,882	$273,710,465
Purchases (including PIK interest)	96,542,685	42,631,499	2,189,406	141,363,590
Sales	(71,488,338)	(29,163,262)	(938,348)	(101,589,948)
Amortization	1,055,913	542,634	—	1,598,547
Net realized gains (losses)	157,117	(1,870,862)	400,316	(1,313,429)
Transfers in	—	—	—	—
Transfers out	(6,186,613)	(5,115,972)	(637,873)	(11,940,458)
Net change in unrealized (depreciation) appreciation	(919,743)	(4,029,277)	(1,569,558)	(6,518,578)

Balance as of March 31, 2015	151,278,119	142,526,245	1,505,825	295,310,189

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2015	$(681,176)	$(3,485,492)	$(1,169,242)	$(5,335,910)

(1)	Includes assets previously classified as Senior Secured Notes.

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$—
Net change in unrealized (depreciation) appreciation	(2,397,582)	2,397,582	—

Balance as of March 31, 2015	$(1,833,716)	$1,833,716	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2015	$(2,397,582)	$2,397,582	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2014:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Warrants	Total Investments
Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$—	$555,971	$119,209,284
Purchases (including PIK interest)	91,027,982	80,257,994	4,050,613	14,812,500	—	190,149,089
Sales	(82,495,537)	(33,359)	—	—	—	(82,528,896)
Amortization	(52,952)	88,946	182,684	22,786	—	241,464
Net realized (losses) gains	(839,205)	306	—	—	—	(838,899)
Net change in unrealized (depreciation) appreciation	(851,678)	1,308,715	27,008	(4,299)	256,902	736,648

Balance as of March 31, 2014	$81,596,151	$105,070,883	$24,657,796	$14,830,987	$812,873	$226,968,690

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2014	$(854,122)	$1,308,713	$27,008	$(4,299)	$256,902	$734,202

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2013	$843,864	$(843,864)	$—
Net change in unrealized (depreciation) appreciation	77,474	(77,474)	—

Balance as of March 31, 2014	$921,338	$(921,338)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2014	$77,474	$(77,474)	$—

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

During the nine months ended March 31, 2015 and March 31, 2014, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2015 and June 30, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	March 31, 2015	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$151,278,119	Yield Analysis	Market Yields	13.2%	8.0% - 27.2%
Senior Secured Second Lien Debt Investments	142,526,245	Yield Analysis	Market Yields	11.4%	8.6% - 15.0%
Equity, Warrants and Other Investments	1,505,825	EV Multiple	LTM EBITDA	5.4x	5.0x - 7.5x
Total Return Swaps	(1,833,716)	Other Approach	Intrinsic value	N/A	N/A
Embedded derivatives - Note Payable	1,833,716	Other Approach	Intrinsic value	N/A	N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2014	Methodology	Input(s)	Average	Range
Senior Secured First Lien Term Loans	$112,078,038	Yield Analysis	Market Yields	12.7%	9.9% - 14.5%
Senior Secured Second Lien Term Loans	133,606,964	Yield Analysis	Market Yields	11.4%	9.6% - 12.4%
Senior Secured Notes	25,963,581	Yield Analysis	Market Yields	16.4%	15.0% - 18.1%
Warrants	2,061,882	EV Multiple Option Analysis	LTM EBITDA Asset Volatility Equity Volatility Illiquidity Discount	7.6x 25% 87% 21%	7.5x - 7.8x N/A N/A 9% - 50%
Total Return Swaps	563,866	Other Approach	Intrinsic value	N/A	N/A
Embedded derivatives - Note Payable	(563,866)	Other Approach	Intrinsic value	N/A	N/A

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

On December 5, 2013, as modified on September 26, 2014, the Company amended the terms of the Term Facility to add a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of March 31, 2015 and June 30, 2014, $26.3 and $9.1 million was outstanding on the Revolving Financing, respectively.

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

The fair value of the Company’s notes payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2015, the fair value of the notes payable was estimated at $128.3 million, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2015, SPV had assets of $267.7 million, which included $251.1 million of the Company’s portfolio investments at fair value, $11.5 million of accrued interest receivable and $5.1 million in cash held by the trustee of the Financing Facility. At March 31, 2015 and June 30, 2014, the carrying amount of the Notes approximates the fair value. For the three and nine months ended March 31, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate was $135.2 million and 2.77% and $116.2 million and 2.91%, respectively. For the three and nine months ended March 31, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate was $81.6 million and 2.06% and $78.2 million and 2.49%, respectively.

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

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments. As of March 31, 2015, the Company held unfunded commitments in the amount of approximately $9.3 million and, as of June 30, 2014, the Company held unfunded commitments in the amount of approximately $1.4 million.

The following table details the unfunded commitments as of March 31, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group, LLC	$250,000	$(3,750)	0.50%	June 30, 2017
Lightsquared Inc.	5,320,197	—	—	June 1, 2015
New Standard Energy Texas LLC	800,000	(40,000)	—	June 30, 2015
U.S. Well Services, LLC	2,916,667	(20,000)	0.50%	May 19, 2015

Total Unfunded Commitments	$9,286,864	$(63,750)

The following table details the unfunded commitments as of June 30, 2014:

Investments	Amount	Annual Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%
U.S. Well Services, LLC	1,136,364	0.50%

Total Unfunded Commitments	$1,386,364

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

In connection with the Offering, the Investment Manager, paid $3.45 million or 50% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

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

The Investment Manager has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering. Fees permanently waived by the Investment Manager are not subject to future repayment by the Company.

For the three and nine months ended March 31, 2015, $1,369,920 and $3,748,061 in base management fees were earned by the Investment Manager, respectively, of which $1,369,920 was payable at March 31, 2015. For the period from February 6, 2014 through March 31, 2014, $455,934 in base management fees were earned by the Investment Manager, of which $455,934 were waived and none was payable at March 31, 2014.

For the three and nine months ended March 31, 2015, the Company incurred $1,018,817 and $3,148,287, respectively, of incentive fees related to pre-incentive fee net investment income, of which $591,826 and $1,174,655, respectively, was waived. As of March 31, 2015, $388,414 of such incentive fees are currently payable to the Investment Manager and $159,872 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. No incentive fees were payable prior to March 31, 2014.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2015, there was $0 of realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Investment Manager pursuant to which the Investment Manager furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Investment Manager will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. Under an administration agreement with the Investment Manager, the Investment Manager provides the Company with the Company’s chief financial officer, other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Funds to assist the Investment Manager in fulfilling certain of its obligations to the Company under the administration agreement. There were $37,154 and $381,992 of such costs incurred under the administration agreement for the three and nine months ended March 31, 2015, respectively. For the period from February 6, 2014 through March 31, 2014, $165,457 was incurred under the administration agreement and included in professionl fees and other expenses on the Consolidated Statement of Operations. Prior to February 6, 2014, no allocations of expenses were made by the Investment Manager.

As of March 31, 2015 and March 31, 2014, the Company recorded $44,250 and $45,988, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Investment Manager.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and nine months ended March 31, 2015, the Company recorded directors’ fees of $106,750 and $318,250, respectively, of which none were payable at March 31, 2015. For three and nine months ended March 31, 2014, the Company recorded directors’ fees of $125,000 and $125,000, of which $125,000 was payable at March 31, 2014.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	For the period from February 6, 2014 through March 31, 2014
Net increase in net assets resulting from operations attributable to CM Finance Inc	$(1,910,132)	$10,767,252	$2,063,524
Weighted average shares outstanding	13,666,666	13,666,666	13,666,666
Basic/diluted net increase in net assets from operations per share	$(0.14)	$0.79	$0.15

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the nine months ended March 31, 2015 and March 31, 2014:

	Nine Months Ended March 31,
	2015		2014
	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$13,965,996	100%	$2,476,851	100%
Short-term capital gains	—	—	—	—
Long-term capital gains	—	—	—	—

Total	$13,965,996	100%	$2,476,851	100%

Note 11. Share Transactions

There were no changes to the Company’s shares issued or proceeds received for the nine months ended March 31, 2015.

As of March 31, 2015, the Company had 13,666,666 shares of common stock issued and outstanding.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Nine months ended March 31, 2015		For the period from February 6, 2014 through March 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.65		$15.00
Net investment income	1.02		0.13
Net realized and unrealized gains (losses)	(0.23)		0.02

Net increase in net assets resulting from operations	0.79		0.15
Distributions from net investment income(2)	(1.02)		(0.18)

Offering costs	—		(0.09)
Sales load	—		(0.25)

Net decrease in net assets resulting from capital share transactions	—		(0.34)
Net asset value, end of period	$14.42		$14.63
Market value per share, end of period	$13.26		$15.59
Total return based on net asset value(3)(4)	5.26%		0.41%
Total return based on market value(3)(4)	(1.29)%		5.16%
Shares outstanding at end of period	13,666,666		13,666,666
Ratio/Supplemental Data:
Net assets, at end of period	$197,018,077		$199,936,663
Ratio of total expenses to average net assets(5)	8.38%		5.60%
Ratio of net expenses to average net assets(5)	7.60%		4.06%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	2.26%		1.31%
Ratio of net investment income before fee waiver to average net assets(5)	8.51%		4.43%
Ratio of net investment income after fee waiver to average net assets(5)	9.29%		5.97%
Total Notes Payable	128,292,558		111,520,623
Asset Coverage Ratio(6)	2.54		2.79
Portfolio Turnover Rate(4)	38	%(7)	49	%(8)

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the nine months ended March 31, 2015.
(8)	For the nine months ended March 31, 2014.

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Loan Structuring Fee	$—	$170,000	$300,000	$170,000
Loan Amendment/Consent Fee	41,520	43,382	192,594	431,590
Royalty Income	22,592	—	95,280	—

Other Fee Income	$64,112	$213,382	$587,874	$601,590

Note 14. Tax Information

As of March 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$312,649,658

Gross unrealized appreciation	6,808,494
Gross unrealized depreciation	(7,574,242)

Net unrealized investment depreciation	$(765,748)

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On May 6, 2015, the Company’s Board of Directors declared a second calendar quarter distribution of $0.3469 per share payable on July 5, 2015 to shareholders of record as of June 18, 2015.

Subsequent to the quarter ended March 31, 2015, the Company invested $23.9 million in new and existing portfolio companies and received repayment or sales proceeds of $1.1 million.

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds (the “Original Investors” or “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Investment Manager”) as its investment manager and administrator, respectively.

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

As of March 31, 2015, one of our investments was classified as a Level II investment and the remaining were classified as Level 3 investments, determined based on valuations by our board of directors. As of June 30, 2014, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2015 and June 30, 2014, there were no investments on which we had ceased the accrual of cash or PIK interest income.

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

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013 and September 26, 2014, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 4, 2017 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 4, 2016. As of March 31, 2015, the Term Financing bears interest at LIBOR plus 2.75% per annum and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion.

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

Portfolio and investment activity

Portfolio composition

At March 31, 2015, our investment portfolio of $311.9 million (at fair value) consisted of investments in 26 portfolio companies, of which 48.5% were first lien investments, 45.7% were second lien investments, and 5.8% were equity and warrant positions. At March 31, 2015, our average and largest portfolio company investment at fair value was $12.0 million and $19.7 million, respectively.

As of March 31, 2015 and June 30, 2014, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.20% and 11.59%, respectively, and our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.95% and 10.44%, respectively.

The industry composition of our portfolio at fair value at March 31, 2015 was as follows:

Percentage of Total Portfolio
Telecommunications	14.04%
Healthcare-Products/Services	11.17
Oilfield Services	8.16
Oil and Gas	8.10
Construction & Building	7.77
Media	6.16
Airlines	5.32
Automobiles and Components	5.12
Industrial	4.94
Trucking and Leasing	4.72
Utilities	4.71
Entertainment and Leisure	4.70
Retail	4.64
Cable	3.59
Pipelines	2.93
Services	2.60
Food & Beverage	1.33

Total	100.00%

During the nine months ended March 31, 2015, we added 10 new investments and funded one pre-existing commitment, totaling approximately $141.4 million. Seven of these investments were in new portfolio companies. Of these new investments, 70.7% consisted of first lien investments, 27.5% second lien investments, and 1.8% in warrants.

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

At March 31, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates. At June 30, 2014, 89.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.0% bore interest at fixed rates.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of March 31, 2015			As of June 30, 2014
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$4,925,000	1.8%	1
2	279,854,703	95.2	22	255,227,578	94.0	22
3	8,121,775	2.8	1	11,496,010	4.2	1
4	5,828,160	2.0	1	—	—	—
5	—	—	—	—	—	—

Total	$293,804,638	100.0%	23	$271,648,588	100.0%	24

Results of Operations

Comparison of the three months ended March 31, 2015 and March 31, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2015 increased to $8.3 million from $5.5 million for the three months ended March 31, 2014, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the three months ended March 31, 2015 increased to $3.3 million from $1.8 million for the three months ended March 31, 2014, due primarily to base and incentive management fees payable to our Investment Manager, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio and operating as a public company.

Net investment income

Net investment income increased to $4.7 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized loss on investments totaled $2.2 million for the three months ended March 31, 2015, primarily attributable to the sale of our investment in Bennu Oil & Gas, LLC.

The net realized loss on investments totaled $0.2 million for the three months ended March 31, 2014, due to gains or losses on sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $4.4 million for the three months ended March 31, 2015, due to a decline in fair value of our investment in Virgin America, Inc. and Caelus Energy Alaska 03 LLC of $5.9 million and $1.4 million, respectively, partially offset by $2.8 million in a transfer to realized loss on Bennu Oil & Gas, LLC.

During the three months ended March 31, 2014, we recorded an unrealized gain of $1.3 million due to increase in the fair value of several portfolio company investments.

Comparison of the nine months ended March 31, 2015 and March 31, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2015 increased to $25.4 million from $14.5 million for the nine months ended March 31, 2014, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the nine months ended March 31, 2015 increased to $11.4 million from $3.1 million for the nine months ended March 31, 2014, due primarily to base and incentive management fees payable to our Investment Manager, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio and operating as a public company.

Net investment income

Net investment income increased to $14.0 million for the nine months ended March 31, 2015 from $11.4 million for the nine months ended March 31, 2014, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized loss on investments totaled $1.3 million for the nine months ended March 31, 2015, compared to a net realized loss of $0.8 million for the nine months ended March 31, 2014, due to gains or losses on sales activity during the periods.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $1.9 million for the nine months ended March 31, 2015, compared to net unrealized appreciation of $0.6 million for the nine months ended March 31, 2014, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2015, our cash balance decreased by $10.4 million. During that period, we used $37.6 million in cash towards operating activities, primarily due to investments in portfolio companies of $159.9 million, paid $13.1 million for unsettled transactions, partially offset by $122.1 million in repayments and sales of investments in portfolio companies. During the same period, we generated $27.1 million from financing activities, consisting primarily of proceeds from borrowings under our Financing Facility partially offset by distributions to our shareholders.

Capital Resources

As of March 31, 2015, we had $14.2 million of cash as well as $5.1 million in restricted cash, $23.7 million of capacity under our revolving credit facility and our net assets totaled $197.0 million. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Financing Facility as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with GAAP.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

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

For the three and nine months ended March 31, 2015, $1,369,920 and $3,748,061, respectively in base management fees were earned by the Investment Manager, of which $1,369,920 was payable at March 31, 2015. The Investment Manager did not waive any base management fees for the three and nine months ended March 31, 2015. For the three and nine months ended March 31, 2015, the

Company incurred $1,018,817 and $3,148,287, respectively, of incentive fees related to pre-incentive fee net investment income, of which $591,826 and $1,174,655, respectively, was waived. As of March 31, 2015, $388,414 of such incentive fees are currently payable to the Investment Manager and $159,872 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2015, there was no of realized gains incentive fee payable to the Investment Manager under the Investment Advisory Agreement.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, our off-balance sheet arrangements consisted of $9.3 million in unfunded commitments to four portfolio companies. As of June 30, 2014, our off-balance sheet arrangements consisted of $1.4 million of unfunded commitments to two of our portfolio companies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2015, 87.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at March 31, 2015, a 1.00% increase in interest rates would decrease our net interest income by approximately 0.4% and a 2.00% increase in interest rates would increase our net interest income by approximately 6.3%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 11, 2015

	By:	/s/ Michael C. Mauer
	Name:	Michael C. Mauer
	Title:	Chief Executive Officer

	By:	/s/ Jai Agarwal
	Name:	Jai Agarwal
	Title:	Chief Financial Officer