Form 10-K
period 2015-06-30
CM Finance Inc
filed 2015-09-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-36300

CM FINANCE INC

(Exact name of registrant as specified in its charter)

Maryland	46-2883380
(State of Incorporation)	(I.R.S. Employer Identification Number)

601 Lexington Avenue 26th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-5199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 31, 2014 was: Not applicable because trading of the Registrant’s common stock on the NASDAQ Global Select Market did not commence until February 6, 2014.

There were 13,667,891 shares of the Registrant’s common stock outstanding as of September 3, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CM FINANCE INC

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2015

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

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Michael C. Mauer and Christopher E. Jansen, who together have over 40 years of experience in the leveraged debt markets. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing in debt and related equity of privately held lower middle-market companies.

We seek to invest primarily in lower middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with emphasis on companies with high-quality sponsors. Our investments typically range in size from $5 million to $25 million. We expect that our portfolio companies will use our capital for organic growth, acquisitions, market or product expansion, refinancings, and/or recapitalizations. We invest in unitranche loans and standalone second and first lien loans, with an emphasis on floating rate debt. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. We also selectively invest in mezzanine loans/structured equity and in the equity of portfolio companies through warrants and other instruments, in most cases taking such upside participation interests as part of a broader investment relationship.

We strive to maintain a strong focus on credit quality, investment discipline and investment selectivity. We believe that investing in the debt of private lower middle-market companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with middle-market companies. We believe that, because private lower middle-market companies have limited access to capital providers, debt investments in these companies typically carry above-market interest rates and include more favorable protections, resulting in attractive risk-adjusted returns across credit cycles while better preserving capital. The companies in which we invest typically are highly leveraged, and, in most cases, our investments in such companies are not rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk.”

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires in December 2018, and a $50.0 million revolving financing (the “Revolving Financing”), which expires in December 2016. The Financing Facility is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of one-month LIBOR plus 2.75% per annum. For the period from December 5, 2017 through December 5, 2018, we will pay interest on the face amount of the Term Financing monthly at a rate of one-month LIBOR plus 3.00% per annum. The Revolving Financing bears interest at a rate of 2.00% per annum and 0.50% per annum on any undrawn amounts.

Portfolio Composition

As of June 30, 2015, our portfolio consisted of debt and equity investments in 26 portfolio companies with a fair value of $330.3 million. As of June 30, 2015, our portfolio consisted of 49.7% first lien investments, 47.1% second lien investments, 2.4% were unsecured investments and 0.8% were equity and warrant positions. At June 30, 2015, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 10.91%. The weighted average total yield was computed using the effective interest rates for all of our debt investments at fair value, plus the yield to maturity from June 30, 2015 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2015 was as follows:

Percentage of Total Portfolio
Telecommunications	$14.92%
Healthcare-Products/Services	12.58
Entertainment and Leisure	8.91
Oil and Gas	8.59
Industrial	7.56
Oilfield Services	6.78
Automobiles and Components	6.08
Construction & Building	5.86
Media	5.84
Trucking and Leasing	5.83
Utilities	4.45
Cable	3.39
Pipelines	2.84
Services	2.58
Chemicals	2.51
Food & Beverage	1.28

CM Investment Partners LLC

CM Investment Partners is a registered investment adviser and serves as our external investment adviser. The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by Michael C. Mauer, the Chairman of our board of directors, our Chief Executive Officer, and the Co-Chief Investment Officer of the Adviser, and Christopher E. Jansen, our President and Secretary, a member of our board of directors, and the Co-Chief Investment Officer of the Adviser. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by five additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations.

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

Every initial investment requires the unanimous approval of the Adviser’s investment committee. Every follow-on investment decision in an existing portfolio company and any investment dispositions require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee consists of Michael C. Mauer, Christopher E. Jansen and Michael Nitka.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with CM Investment Partners, as our investment adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the Investment Advisory Agreement, we pay the Adviser an Incentive Fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0% as well as 20.0% of net capital gains. From February 11, 2014 (the completion of our initial public offering) to December 31, 2014, the Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support a minimum dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the periods from January 1, 2015 to December 31, 2015 and from January 1, 2016 to December 31, 2016, the Adviser has agreed to waive its incentive fees, without recourse against or reimbursement by us, to the extent required in order for the Company to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis).

Under an administration agreement with the Adviser (the “Administration Agreement”), the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Adviser also has a strategic relationship with Cyrus Capital Partners, L.P. (“Cyrus Capital”) in which the Adviser can utilize the expertise of Cyrus Capital’s investment, accounting and back office professionals on an as needed basis pursuant to a personnel sharing arrangement to assist the Adviser in fulfilling certain of its obligations to us under the Administration Agreement.

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of lower middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•	Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the recent economic downturn. We believe that, as a result of that downturn:

•	many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market businesses;

•	recent regulatory changes, including adoption of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the introduction of international capital and liquidity requirements under the 2012 Basel III Accords, or Basel III, have caused banks to curtail lending to middle-market companies;

•	hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments; and

•	consolidation of regional banks into money center banks has reduced their focus on middle-market lending.

As a result, we believe that less competition facilitates higher quality deal flow and allows for greater selectivity throughout the investment process.

•	Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $534 billion of uncalled capital as of December 31, 2014. They have expanded their focus to include middle market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

•	Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

•	Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•	Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Michael C. Mauer and Christopher E. Jansen, who each has over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by five additional investment professionals, who together have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

•	Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities in our target market. In addition, pursuant to the terms of our relationship with Stifel and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy.

•	Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires the unanimous approval of the Adviser’s investment committee, consisting of Messrs. Mauer, Jansen and Nitka. Every follow-on investment decision in an existing portfolio company and any investment dispositions requires approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

•	Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable us to take advantage of attractive investments in recently restructured companies. Furthermore, with the capital raised in our initial public offering, we believe we are in a better position to leverage the existing knowledge and relationships that the Investment Team has developed to lead investments that meet our investment criteria. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

Investment Strategy

We invest in unitranche loans, standalone second and first lien loans, and selectively in mezzanine loans/structured equity and in the equity of portfolio companies through warrants and other instruments, in most cases taking advantage of a potential benefit from an increase in the value of such portfolio company as part of an overall relationship. We seek to invest primarily in lower middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. Our investments typically range in size from $5 million to $25 million. We may invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, we expect to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with high-quality sponsors. Our primary investment objective is to maximize current income and capital appreciation by investing directly in privately held lower middle-market companies.

The Adviser pursues investments for us with favorable risk-adjusted returns, including debt investments that offer cash origination fees and lower leverage levels. The Adviser seeks to structure our debt investments with strong protections, including default penalties, information rights, and affirmative and negative financial covenants, such as lien protection and restrictions concerning change of control. We believe these protections, coupled with the other features of our investments, allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns, although there can be no assurance that we are always able to structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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

This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the unanimous approval of the Adviser’s investment committee consisting of the Adviser’s Co-Chief Investment Officers and one member appointed by Stifel, currently Michael Nitka. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Adviser’s investment committee.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2015			As of June 30, 2014
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$4,925,000	1.8%	1
2	307,288,963	93.2	23	255,227,578	94.0	22
3	15,681,780	4.8	1	11,496,010	4.2	1
4	6,798,345	2.0	1	—	—	—
5	—	—	—	—	—	—

Total	$329,769,088	100.0%	25	$271,648,588	100%	24

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and audit committee. In addition, our board of directors retains one or more independent valuation firms to review each quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed our senior management and the Investment Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Adviser, the independent valuation firm and the valuation committee.

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

Derivatives

We may utilize hedging techniques such as interest rate swaps to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates. We also may use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against possible adverse changes in the market value of securities held in our portfolio.

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

SBIC License

We intend to apply for a license to form a small business investment company subsidiary, or SBIC subsidiary. The application is subject to approval by the United States Small Business Administration, or the SBA, and we can make no assurances that the SBA will approve our application. If a license is granted by the SBA, the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA-guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us. Neither we nor the Adviser has ever operated an SBIC. See “Risk Factors—Risks Relating to Our Business and Structure—If we receive qualification from the SBA to be licensed as an SBIC but we are unable to comply with SBA regulations thereafter, our business plan and investment objective could be adversely affected.” In addition, if we were to receive an SBIC license, we also may apply for exemptive relief from the SEC to permit us to exclude the indebtedness of any such wholly-owned SBIC subsidiary from the 200% asset coverage requirement applicable to us.

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

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers, except for our Chief Compliance Officer, are employees of the Adviser and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and his respective staffs, is paid by us pursuant to the Administration Agreement with the Adviser. Edward J. Cook serves as our chief compliance officer and is a Director of Alaric Compliance Services, LLC. Mr. Cook performs his functions as our chief compliance officer under the terms of an agreement between us and Alaric Compliance Services, LLC. The Adviser has retained Mr. Cook and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement. The Adviser also has a strategic relationship with Cyrus Capital in which the Adviser can utilize the expertise of Cyrus Capital’s investment, accounting and back office professionals on an as needed basis pursuant to a personnel sharing arrangement.

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

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement, effective as of February 5, 2014, at its first meeting, held on October 8, 2013 to be effective as of February 5, 2014. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (e) the organizational capability and financial condition of our investment adviser; and (f) various other factors.

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

Regulation as a BDC

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Taxation as a Regulated Investment Company

As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. Section 107(b) of the JOBS Act also permits an emerging growth companies to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering (IPO), (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

The NASDAQ Stock Market Corporate Governance Regulations

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CMFN.” The NASDAQ Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. Before you invest in our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our common stock. The risks set out below are the principal risks with respect to an investment in our common stock generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history as a BDC. The Adviser has limited experience advising a BDC or a RIC, and we and our Adviser may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in February 2012 and commenced operations in March 2012. Prior to the completion of our initial public offering in February 2014, we did not operate as a BDC and our Adviser had never managed a BDC. In addition, we had not qualified to be treated as a RIC. As a result of our limited operating history, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Messrs. Mauer and Jansen, who are also members of the Adviser’s investment committee, our executive officers and members of our board of directors. We can offer no assurance that Messrs. Mauer and Jansen will continue to provide investment advice to us. The loss of either Mr. Mauer or Mr. Jansen would limit our ability to achieve our investment objective and operate as we anticipate.

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

Our relationship with Stifel may create conflicts of interest.

Stifel owns approximately 16% of our outstanding common stock. Stifel also has a 20% interest in the Adviser. The Adviser employs five investment professionals that are members of the Adviser’s Investment Team and serve as employees of Stifel. These members of the Investment Team spend substantially all of their time in the Adviser’s office providing services to the Adviser. As the remainder of their time is spent in investment advisory activities for Stifel, this could potentially result in a conflict of interest and may distract them from their responsibilities to us. Stifel has a right to nominate an individual to fill the vacancy created on our board of directors upon Stephan Kuppenheimer’s resignation in May 2015, which term will expire in 2017. We expect that Stifel’s director appointee would also be an employee of Stifel, and would continue to engage in investment advisory activities for Stifel, which could result in a conflict of interest and may distract such director appointee from his or her responsibilities to us.

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

The Cyrus Funds, managed by Cyrus Capital, own approximately 28% of our outstanding common stock. The Cyrus Funds also have a 38% indirect economic interest in the Adviser. Pursuant to the services arrangement with Cyrus Capital, employees of Cyrus Capital, including administrative professionals and investment professionals (the “Cyrus Professionals”), will be made available to the Adviser upon request of the Adviser. These Cyrus Professionals also engage in investment advisory activities for the private investment funds managed by Cyrus Capital, including the Cyrus Funds, which could result in conflicts of interest with respect to, among other things, the allocation of investment opportunities, and may distract them from their responsibilities to us. Cyrus Capital also provides certain financial, accounting and administrative services to the Adviser pursuant to the Services Agreement with the Adviser upon which the Adviser relies to satisfy its obligations under the Administration Agreement, and is reimbursed by the Adviser for the expenses it incurs in connection with providing such services. The Adviser has the ability, in its sole discretion, to include or exclude any Cyrus investment professional from its team and no Cyrus Professional has any authority over investment decisions of the Company. Currently the Cyrus Professionals allocate in the aggregate less than 10% of their time to the Adviser’s business.

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

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of the Adviser’s investment committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, such as Stifel, or of investment funds, accounts, or investment vehicles managed by the Adviser or Stifel. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, the Adviser and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. The members of the Investment Team also include five investment professionals that also serve as employees of Stifel, and spend substantially all of their time in the Adviser’s office providing services to the Adviser. These investment professionals may continue to engage in investment advisory activities for Stifel, which could result in a conflict of interest and may distract them from their responsibilities to us. As a result, and although the Adviser and its Investment Team are subject to a written conflicts of interest policy, the time and resources the Adviser’s Investment Team and certain members of the Adviser’s investment committee could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

To the extent we determine to utilize the services of the Cyrus Professionals, such individuals will also be engaging in investment advisory activities for the private investment funds managed by Cyrus Capital, including the Cyrus Funds, and are not prohibited from raising money for, or managing another investment entity that makes the same types of investments as those we target, which could result in a conflict of interest.

The members of the Investment Team may, from time to time, possess material non-public information, limiting our investment discretion.

The Investment Team of the Adviser may serve as directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level U.S. federal income tax. See “Business— Taxation as a RIC.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even if the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If we form an SBIC subsidiary, such subsidiary may be unable to make distributions to us that could be necessary for us to maintain RIC status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we are required to distribute substantially all of our net taxable income and net capital gain income, including income of any SBIC subsidiary that we form. If we form an SBIC subsidiary, we expect that we would be partially dependent on the SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. The SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for the SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if the SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of corporate-level U.S. federal income tax on us.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. On November 6, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in November 2015. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution. In addition, neither Stifel nor the Cyrus Funds are subject to these restrictions and may sell their respective shares of our common stock at a per share price that is below net asset value per share, which may negatively affect the prevailing market prices for our common stock and our ability to raise additional capital.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2015, substantially all of our assets were pledged as collateral under the Financing Facility. In addition, under the terms of the Financing Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(21.8)%	(12.6)%	(3.4)%	5.8%	15.8%

(1)	Assumes $362.8 million in total assets, $165.8 million in debt outstanding, $197.0 million in net assets, and an average cost of funds of 4.00%. Actual interest payments may be different.

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

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations and reviews of the framework for the setting of LIBOR by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the administration of LIBOR is now the responsibility of NYSE Euronext Rates Administration Limited.

Actions by the LIBOR Administrator, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Our Services Agreement with Cyrus Capital is subject to an initial five-year period, which will expire on December 16, 2018. However, Cyrus Capital may terminate the Services Agreement under certain circumstances prior to the expiration of its fifth anniversary whether we have found a replacement for the resources under the agreement or not. If Cyrus Capital were to terminate the Services Agreement, we may not be able to hire internal investment professionals with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the investment professionals of Cyrus Capital. Even if we are able to retain comparable professionals, whether internal or external, the integration of such investment professionals and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The broader economic fundamentals of the United States economy remain uncertain. Unemployment levels remain elevated and other economic fundamentals remain depressed. In the event that the United States economic performance contracts, it is likely that the financial results of middle market companies, like those in which we invest, could experience deterioration or limited growth, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic or other conditions, which could also have a negative impact on our future results.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. Moreover, there are concerns that the recent economic slowdown in China could have a negative impact on markets throughout the world. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Many of the portfolio companies in which we expect to make investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. In such event, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Our investments may include PIK interest.

To the extent that we invest in loans with a PIK interest component and the accretion of PIK interest constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	loans with a PIK interest component may have higher interest rates that reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•	loans with a PIK interest component may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral;

•	the deferral of PIK interest increases the loan-to-value ratio, which is a fundamental measure of loan risk; and

•	even if the accounting conditions for PIK interest accrual are met, the borrower could still default when the borrower’s actual payment is due at the maturity of the loan.

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

As of June 30, 2015, our investments in the oil and gas, oilfield and pipeline industries represented approximately 18.21% of the fair value of our portfolio, our investments in the telecommunications industry represented approximately 14.92% of the fair value of our portfolio, and our investments in the healthcare-products/services industry represented approximately 12.58% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the oil and gas industry face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the oil and gas, oilfield and pipeline industries represent approximately 18.21% of our total portfolio as of June 30, 2015. The revenues, income (or losses) and valuations of oil and gas companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk. In general, commodity prices directly affect oil and gas companies, especially for those who own the underlying commodity. In addition, the volatility of commodity prices can affect other oil and gas companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect oil and gas companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility as evident in the recent and sudden decline in oil prices during the second half of 2014.

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

Valuation Risk. The valuation of our holdings in oil and gas portfolio companies is subject to uncertainties inherent in estimating quantities of reserves of oil, natural gas and coal and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, but not limited to, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments in oil and gas companies.

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

Our investments in portfolio companies that operate in the telecommunications industry represent approximately 14.92% of our total portfolio as of June 30, 2015. Portfolio companies in the telecommunications sector are subject to many risks, including the negative impact of regulation, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Adverse economic, business, or regulatory developments affecting the telecommunications sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare industry face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the healthcare industry represent approximately 12.58% of our total portfolio as of June 30, 2015. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

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

We are subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares.

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

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On November 6, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in November 2015. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “—Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permit us to issue shares of our common stock below net asset value.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, on November 6, 2014, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2014 Annual Meeting of Stockholders and the date of the Company’s 2015 Annual Meeting of Stockholders, which is expected to be held in November 2015. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the net asset value of such shares. Please see “Sales of Common Stock Below Net Asset Value” for a more complete discussion of the potentially dilutive impacts of an offering at a price less than net asset value per share.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. Assume that Company XYZ has 10,000,000 total shares outstanding, $150,000,000 in total assets and $50,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or net asset value, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its net asset value per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	10,000,000	10,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

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

Stifel owns approximately 16% of our total outstanding common stock, and the Cyrus Funds own, in the aggregate, approximately 28% of our total outstanding common stock. The shares issued by us to Stifel and the Cyrus Funds in connection with the CM Finance Merger are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Stifel and the Cyrus Funds to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CMFN.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on February 5, 2014:

	Price Range
Fiscal Year Ended	High	Low
June 30, 2016
First quarter (through September 4, 2015)	$13.74	$10.90
June 30, 2015
Fourth quarter	14.25	13.24
Third quarter	14.00	11.00
Second quarter	13.64	10.03
First quarter	14.82	13.02
June 30, 2014
Fourth quarter	15.45	12.86
Third quarter (from February 6, 2014)(4)	16.09	15.02

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 4, 2015 was $11.26 per share. As of September 3, 2015, we had 28 shareholders of record.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our IPO in February 2015:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount Per Share
June 30, 2016
First Quarter	June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
	June 10, 2015	September 15, 2015	September 1, 2015	$0.43
June 30, 2015
Fourth Quarter	May 6, 2015	June 18, 2015	July 5, 2015	$0.3469
Third Quarter	January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
Second Quarter	November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
First Quarter	September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
June 30, 2014
Fourth Quarter	May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
Third Quarter	March 14, 2014	March 24, 2014	March 31, 2014	$0.1812

Total				$1.5406

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Alcentra Capital Corp, Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corp, THL Credit, Inc., and WhiteHorse Finance Inc, for the period from February 6, 2014 (initial public offering) through June 30, 2015. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the IPO price of $15.0 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the years ended June 30, 2015, June 30, 2014 and June 30, 2013, and the partial year ended 2012, is derived from our financial statements which have been audited by Ernst and Young, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended June 30, 2015	For the year ended June 30, 2014	For the year ended June 30, 2013	For the period from March 7, 2012 to June 30, 2012
Total investment income	$36,917,105	$21,134,061	$6,772,816	$501,856
Total expenses, net of fee waiver	$16,699,402	$5,135,934	$630,686	$197,817
Net investment income	$20,217,703	$15,998,127	$6,142,130	$304,039
Net increase in net assets resulting from operations	$15,433,288	$16,176,034	$7,996,171	$297,629

Per Share Data (1):
Net asset value	$14.41	$14.65	N.A	N.A.
Net investment income	$1.48	$0.47	N.A	N.A.
Net increase in net assets resulting from operations	$1.13	$0.51	N.A	N.A.
Distributions declared	$1.37	$0.52	N.A	N.A.

Balance Sheet Data:	At June 30, 2015	At June 30, 2014	At June 30, 3013	At June 30, 2012
Investments at fair value	$330,323,856	$273,710,465	$119,209,284	$21,571,479
Cash and cash equivalents	$21,535,492	$24,698,073	$—	$—
Total assets	$362,789,876	$308,759,998	$186,938,136	$21,867,622
Total liabilities	$165,839,027	$108,543,177	$99,687,499	$3,725,955
Total net assets	$196,950,849	$200,216,821	$87,250,637	$18,141,667

Other Data:
Number of portfolio companies at period end	26	24	11	3
Weighted average yield on debt investments (at cost) at period end	10.91%	10.82%	10.72%	11.26%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this report on Form 10-K. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding our investments; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

As of June 30, 2015 and June 30, 2014, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2015 and June 30, 2014, there were no investments on which we had ceased the accrual of cash or PIK interest income.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2015 and June 30, 2014, there were no loans placed on non-accrual status.

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014 and July 20, 2015, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 5, 2018 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 5, 2016. As of June 30, 2015, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of June 30, 2015 and 2014, we had $102.0 million and $76.5 million outstanding under the Term Financing, respectively and $9.1 million and $48.8 million outstanding under the Revolving Facility, respectively.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable under the Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser, and administration fees and the allocable portion of overhead under the administration agreement (“Administration Agreement”) between us and the Adviser. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of mezzanine, unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

At June 30, 2015, our investment portfolio of $330.3 million (at fair value) consisted of investments in 26 portfolio companies, of which 49.7% were first lien investments, 47.1% were second lien investments, 2.4% were unsecured investments and 0.8% were equity and warrant positions. At June 30, 2015, our average and largest portfolio company investment at fair value was $12.7 million and $29.4 million, respectively.

As of June 30, 2015 and June 30, 2014, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.91% and 10.82%, respectively, and our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.95% and 10.44%, respectively.

The industry composition of our portfolio at fair value at June 30, 2015 was as follows:

Percentage of Total Portfolio
Telecommunications	14.92%
Healthcare-Products/Services	12.58
Entertainment and Leisure	8.91
Oil and Gas	8.59
Industrial	7.56
Oilfield Services	6.78
Automobiles and Components	6.08
Construction & Building	5.86
Media	5.84
Trucking and Leasing	5.83
Utilities	4.45
Cable	3.39
Pipelines	2.84
Services	2.58
Chemicals	2.51
Food & Beverage	1.28

Total	100.00%

During the twelve months ended June 30, 2015, we added 18 new investments and funded one pre-existing commitment, totaling approximately $198.0 million. Ten of these investments were in new portfolio companies. Of these new investments, 62.1% consisted of first lien investments, 31.4% second lien investments, 5.1% unsecured investments and 1.4% in warrants.

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

At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates. At June 30, 2014, 89.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015, we had one such investments with aggregate unfunded commitments of $250,000. As of June 30, 2014, we had two such investments with aggregate unfunded commitments of $1.4 million.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2015			As of June 30, 2014
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$4,925,000	1.8%	1
2	307,288,963	93.2	23	255,227,578	94.0	22
3	15,681,780	4.8	1	11,496,010	4.2	1
4	6,798,345	2.0	1	—	—	—
5	—	—	—	—	—	—

Total	$329,769,088	100.0%	25	$271,648,588	100.0%	24

Results of Operations

Comparison of the twelve months ended June 30, 2015 and June 30, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the twelve months ended June 30, 2015 increased to $36.9 million from $21.1 million for the twelve months ended June 30, 2014, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the twelve months ended June 30, 2015 increased to $16.7 million from $5.1 million for the twelve months ended June 30, 2014, due primarily to base and incentive management fees payable to our Adviser, interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio and operating as a public company.

Net investment income

Net investment income increased to $20.2 million for the twelve months ended June 30, 2015 from $16.0 million for the twelve months ended June 30, 2014, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized gain on investments totaled $3.0 million for the twelve months ended June 30, 2015, primarily due to the gain on sale of common stock in Virgin America partially offset by loss on sale of our investment in Bennu Oil & Gas, LLC.

The net realized loss on investments totaled $0.8 million for the twelve months ended June 30, 2014, due to gains or losses on sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $8.0 million for the twelve months ended June 30, 2015, primarily due to decline in fair value of our investments in AAR Intermediate Holdings, LLC, Caelus Energy and PR Wireless.

During the twelve months ended June 30, 2014, we recorded an unrealized gain of $1.0 million due to increase in the fair value of several portfolio company investments.

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

Liquidity and capital resources

Cash flows

For the twelve months ended June 30, 2015, our cash balance decreased by $3.2 million. During that period, we used $48.1 million in cash toward operating activities, primarily due to investments in portfolio companies of $196.8 million, paid $13.7 million for unsettled transactions, partially offset by $138.9 million in repayments and sales of investments in portfolio companies. During the same period, we generated $45.0 million from financing activities, consisting primarily of proceeds from borrowings under our Financing Facility partially offset by distributions to our shareholders.

Capital Resources

As of June 30, 2015, we had $21.5 million of cash as well as $3.4 million in restricted cash and $1.2 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

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

Investment Advisory Agreement

On February 5, 2014, upon our election to be regulated as a BDC, we entered into the Advisory Agreement with the Adviser. Pursuant to this agreement, we have agreed to pay to the Adviser a base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and fair value of derivatives associated with our financing, and an incentive fee consisting of two parts.

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

The Adviser has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the Offering, and (ii) all or portions of the incentive fee for calendar years 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in of the Offering.

For the twelve months ended June 30, 2015, the Company incurred $4,711,675 of incentive fees related to pre-incentive fee net investment income, of which $1,174,655 was waived. As of June 30, 2015, $1,438,910 of such incentive fees are currently payable to the Adviser and $284,350 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. No incentive fees were earned, waived or payable prior to June 30, 2014.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below).

As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser. Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base or incentive management fees were due and payable.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, our off-balance sheet arrangements consisted of $250,000 in unfunded commitments to one portfolio company. As of June 30, 2014, our off-balance sheet arrangements consisted of $1.4 million of unfunded commitments to two of our portfolio companies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2015, a 1.00% increase in interest rates would decrease our net interest income by approximately 0.6% and a 2.00% increase in interest rates would increase our net interest income by approximately 5.9%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Assets and Liabilities as of June 30, 2015 and June 30, 2014	67
Consolidated Statements of Operations for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013	68
Consolidated Statements of Changes in Net Assets for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013 and for the period from Inception (March 7, 2012) through June 30, 2012	69
Statements of Cash Flows for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013	70
Schedule of Investments as of June 30, 2015	71
Schedule of Investments as of June 30, 2014	73
Notes to Financial Statements	75

Report of Independent Registered Public

Accounting Firm

The Board of Directors and Stockholders of

CM Finance Inc

We have audited the accompanying consolidated statements of assets and liabilities of CM Finance Inc (the “Company”), including the consolidated schedule of investments as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of June 30, 2015 and 2014, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2015 and 2014, and the consolidated results of their operations, changes in their net assets and their cash flows for each of the years in the three year period ended June 30, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

September 8, 2015

New York, NY

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2015	June 30, 2014
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $336,092,639 and $271,682,258, respectively)	$330,323,856	$273,710,465
Derivatives, at fair value (cost $0 and $0, respectively)	1,845,768	563,866
Cash	21,535,492	24,698,073
Cash, restricted	3,433,704	7,139,313
Interest receivable	2,900,804	1,458,043
Deferred debt issuance costs	2,331,035	459,676
Deferred offering costs	186,513	—
Prepaid expenses and other assets	232,704	730,562

Total Assets	$362,789,876	$308,759,998

Liabilities
Notes Payable:
Term loan	$102,000,000	$76,500,000
Revolving credit facility	48,847,459	9,091,314
Payable for investments purchased	2,988,655	16,660,000
Distributions payable	4,741,174	4,612,500
Derivatives, at fair value (cost $0 and $0, respectively)	1,845,768	563,866
Base management fees payable	1,420,978	313,237
Income-based incentive fees payable	1,723,260	—
Deferred financing costs payable	1,525,000	—
Interest payable	168,658	108,117
Accrued expenses and other liabilities	578,075	694,143

Total Liabilities	165,839,027	108,543,177

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,667,267 and 13,666,666 shares issued and outstanding, respectively)	13,667	13,667
Additional paid-in capital	199,418,478	198,810,786
Accumulated net realized gain	3,700,400	—
Distributions in excess of net investment income	(412,913)	(635,839)
Net unrealized appreciation (depreciation) on investments	(5,768,783)	2,028,207

Total Net Assets	196,950,849	200,216,821

Total Liabilities and Net Assets	$362,789,876	$308,759,998

Net Asset Value Per Share	$14.41	$14.65

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations

	For the twelve months ended June 30,
	2015		2014	2013
Investment Income:
Interest income		$35,165,863	$18,808,795		$5,890,673
Payment in-kind interest income		1,121,036	1,723,676		641,008
Other fee income		630,206	601,590		241,135
Total investment income		36,917,105	21,134,061		6,772,816

Expenses:
Interest expense		3,527,014	2,466,792		149,198
Amortization of deferred debt issuance costs		1,194,662	461,380		10,924
Base management fees		5,169,039	1,461,770		—
Income-based incentive fees		4,711,675	—		—
Custodian and administrator fees		303,913	88,707		—
Directors’ fees		426,255	201,500		—
Professional fees		1,214,546	561,961		250,000
Allocation of administrative costs from advisor		591,233	267,809		—
Insurance expense		396,885	176,953		—
Other expenses		338,835	597,595		220,564

Total expenses		17,874,057	6,284,467		630,686
Waiver of base management fees from Investment Manager		—	(1,148,533)		—
Waiver of income-based incentive fees		(1,174,655)	—		—

Net expenses		16,699,402	5,135,934		630,686

Net investment income (1)		20,217,703	15,998,127		6,142,130

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments attributable to CM Finance LLC		—	(946,608)		781,262
Net realized gains (losses) on investments attributable to CM Finance Inc		3,012,575	162,630		—
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC		—	549,814		1,072,779
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance Inc		(7,796,990)	412,071		—

Net realized and unrealized gains (losses)		(4,784,415)	177,907		1,854,041

Net increase in net assets resulting from operations		$15,433,288	$16,176,034		$7,996,171

Net increase in net assets resulting from operations attributable to CM Finance LLC	$	N.A.	$9,219,852		$7,996,171

Net increase in net assets resulting from operations attributable to CM Finance Inc		$15,433,288	$6,956,182	$	N.A.

CM Finance Inc:
Basic and diluted:
Net investment income per share		$1.48	$0.47	$	N.A.
Earnings per share		$1.13	$0.51	$	N.A.
Weighted Average Shares of Common Stock Outstanding		13,666,812	13,666,666		N.A.

(1)	Net investment income attribution:

	For the twelve months ended June 30,
	2015		2014	2013
Net investment income attributable to CM Finance LLC	$	N.A.	$9,616,646		$6,142,130

Net investment income attributable to CM Finance Inc		$20,217,703	$6,381,481	$	N.A.

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets

	For the twelve months ended June 30,
	2015	2014	2013
CM Finance LLC:

Members capital at beginning of year	$—	$87,250,637	$18,141,667
Contributions from members	—	48,606,009	84,453,413
Distributions to members	—	(55,076,498)	(23,340,614)
Net investment income	—	9,616,646	6,142,130
Net realized gains (losses) on investments	—	(946,608)	781,262
Net change in unrealized appreciation (depreciation) on investments	—	549,814	1,072,779

Members’ capital, at end of year	—	90,000,000	87,250,637

CM Finance Inc:

Net assets at beginning of year	200,216,821	—	—

Capital transactions
Proceeds from shares sold	—	111,549,990	—
Reinvestments of shareholder distributions	7,881	—	—
Common stock offering costs	—	(1,200,000)	—

Net increase in net assets resulting from capital transactions	7,881	110,349,990	—

Total capital - CM Finance Inc (BDC Conversion)	—	200,349,990	—

Increase (decrease) in net assets resulting from operations
Net investment income	20,217,703	6,381,481	—
Net realized gain on investments	3,012,575	162,630	—
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(7,796,990)	412,071	—

Net increase in net assets from operations	15,433,288	6,956,182	—

Distributions from net investment income	(18,707,141)	(7,089,351)	—

Total decrease in net assets	(3,265,972)	(133,169)	—

Net assets at end of year (including undistributed (distributions in excess of) net investment income of $(412,913), $(635,839), $0)	$196,950,849	$200,216,821	$—

Distributions declared per common share	$1.3688	$0.5187	$—

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$9,219,852	$7,996,171
Net increase in net assets resulting from operations attributable to CM Finance Inc	15,433,288	6,956,182	—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Origination and purchases of investments	(196,764,500)	(277,126,747)	(133,314,667)
Payment in kind interest	(1,121,036)	(1,723,676)	(641,008)
Sales and repayments of investments	138,921,883	125,129,039	38,236,069
Net realized loss (gain) on investments in securities attributable to CM Finance LLC	—	946,608	(781,262)
Net realized loss (gain) on investments in securities attributable to CM Finance Inc	(3,012,575)	(162,630)	—
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	—	(549,814)	(1,072,779)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	7,796,990	(412,071)	—
Amortization of discount/premium on investments	(2,434,153)	(601,890)	(64,158)
Amortization of deferred debt issuance costs	1,194,662	461,380	10,924
Net (increase) decrease in operating assets:
Cash, restricted	3,705,609	35,462,025	(42,601,338)
Due from broker	—	22,975,552	(22,975,552)
Interest receivable	(1,442,761)	(446,001)	(715,899)
Deferred debt issuance costs	—	(625,000)	(306,980)
Prepaid expenses and other assets	497,858	(730,562)	—
Net increase (decrease) in operating liabilities:
Due to broker	—	—	(3,528,138)
Payable for investments purchased	(13,671,345)	16,660,000	—
Interest payable	60,541	(41,081)	149,198
Accrued expenses and other liabilities	(116,068)	476,533	(3,380)
Base management fees payable	1,107,741	313,237	—
Income-based incentive fees payable	1,723,260	—	—

Net Cash Used in Operating Activities	(48,120,606)	(63,819,064)	(159,612,799)

Cash Flows from Financing Activities
Proceeds from shares sold	—	111,549,990	—
Payment for deferred financing costs	(1,541,021)	(1,176,827)	—
Deferred offering costs	(186,513)	—	—
Contributions from members of CM Finance LLC	—	48,606,009	84,453,413
Distributions to members of CM Finance LLC	—	(77,076,498)	(1,340,614)
Distributions to shareholders	(18,570,586)	(2,476,851)	—
Proceeds from borrowing on term loan	25,500,000	—	76,500,000
Proceeds from borrowing on revolving credit facility	126,814,320	49,121,937	—
Repayments of borrowing on revolving credit facility	(87,058,175)	(40,030,623)	—

Net Cash Provided by Financing Activities	44,958,025	88,517,137	159,612,799

Net Change in Cash	(3,162,581)	24,698,073	—

Cash
Beginning of year	24,698,073	—	—

End of year	$21,535,492	$24,698,073	$—

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,466,473	$2,425,711	$—
Shares issued pursuant to Dividend Reinvestment Plan	7,881	—	—

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2015

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$19,750,000	$19,377,992	$19,355,000	9.83%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)	1.00%	3/30/2019	18,449,153	17,154,380	15,681,780	7.96%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,690,025	8,608,666	7,994,823	4.06%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,737,025	29,268,948	29,439,655	14.95%
Butler Burgher Group LLC(4)	Services	1M L + 13.25%(3)	0.25%	6/30/2017	8,099,265	7,995,819	8,504,227	4.32%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)	1.00%	6/19/2019	9,490,434	9,459,199	9,371,804	4.76%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	11,750,000	11,970,461	12,102,500	6.15%
Lightsquared, Inc.	Telecommunications	9.00% PIK(2)	—	12/30/2015	10,322,384	10,289,742	10,322,384	5.24%
Nathan’s Famous, Inc.	Food & Beverage	10.00%(3)		2/27/2020	4,000,000	4,000,000	4,240,000	2.15%
New Standard Energy Texas LLC	Oil and Gas	13.00%(5)	—	11/28/2016	7,553,718	7,393,106	6,798,346	3.45%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,830,000	15,345,653	15,567,750	7.90%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	6,552,623	6,440,615	6,421,571	3.26%
YRC Worldwide, Inc.(6)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	1/1/2020	19,762,342	19,645,621	19,268,283	9.78%

Total Senior Secured First Lien Debt Investments					170,986,969	166,950,202	165,068,123	83.81%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(7)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,771,381	19,300,000	9.80%
Bird Electric Enterprises, LLC	Utilities	3M L + 12.00%(3)	—	10/9/2020	15,000,000	14,724,441	14,700,000	7.46%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,519,966	21,580,000	10.96%
Maxim Crane	Industrial	3M L + 9.25%	1.00%	11/26/2018	10,000,000	10,074,647	10,075,000	5.12%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,233,148	14,904,000	7.57%
Physiotherapy Associates	Healthcare-Products/ Services	3M L + 8.50%(3)	1.00%	6/4/2022	5,000,000	4,950,349	4,950,000	2.51%
RCHP, Inc.	Healthcare-Products/ Services	3M L + 9.50%(3)	1.00%	10/23/2019	15,000,000	14,808,454	15,150,000	7.69%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,475,256	11,193,621	5.68%
Telular Corp.	Telecommunications	3M L + 8.00%(3)	1.25%	6/24/2020	7,500,000	7,420,438	7,481,250	3.80%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,725,000	15,729,588	15,646,375	7.94%
Trident USA Health Services, LLC	Healthcare-Products/ Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,285	21,769,681	21,440,720	10.89%

Total Senior Secured Second Lien Debt Investments					163,843,100	158,477,349	156,420,966	79.42%
Unsecured Debt
Nexeo Solutions Holdings, LLC	Chemicals	8.38%		3/1/2018	9,000,000	7,880,021	8,280,000	4.21%

Total Unsecured Debt					9,000,000	7,880,021	8,280,000	4.21%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2015

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(6)(8)	Oilfield Services	9/30/2024	1,251,058	1,251,058	300,000	0.15%
Endeavour International Holding B.V., $3.01 strike (Warrants)(6)(8)	Oil and Gas	11/3/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(8)	Telecommunications	6/24/2024	201	1,374,009	254,766	0.13%

Total Equity, Warrants and Other Investments			1,411,259	2,785,067	554,767	0.28%

Total Non-Controlled/Non-Affiliates			$345,241,328	$336,092,639	$330,323,856	167.72%

Liabilities in excess of other assets						(133,373,007)	(67.72%)
Net Assets						$196,950,849	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(9)	Diversified Financial Services			102,000,000	—	1,263,087	0.64%
Embedded derivative - Notes Payable(9)	Diversified Financial Services			50,000,000	—	582,681	0.30%

Total Assets				152,000,000	—	1,845,768	0.94%

Liabilities
Total Return Swap(9)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,263,087)	(0.64%)
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(582,681)	(0.30%)

Total Liabilities				152,000,000	—	(1,845,768)	(0.94%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.2% of assets.
(7)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L -	1 month LIBOR (0.19% as of June 30, 2015)
3M L -	3 month LIBOR (0.28% as of June 30, 2015)
PIK -	Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments

June 30, 2014

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares (2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Term Loans
Active Media Services, Inc.	Commercial Services	1M L + 9.00% (3)	—	2/1/2018	$5,000,000	$4,888,563	$4,925,000	2.46%
AM General, LLC	Automobiles and Components	3M L + 9.00% (3)	1.25%	3/22/2018	14,400,000	14,234,958	12,960,000	6.47%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25% (3)	1.00%	12/21/2020	14,925,000	14,511,107	14,775,750	7.38%
Butler Burgher Group LLC	Services	1M L + 11.75%	0.25%	6/30/2017	8,750,000	8,592,500	8,596,876	4.29%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00% (3)	1.00%	6/19/2019	9,898,788	9,857,978	9,997,775	4.99%
Endeavour International Holding B.V. (4)	Oil and Gas	3M L + 7.00% (3)	1.25%	11/30/2017	4,930,716	4,864,519	4,807,448	2.40%
		3M L + 7.00% (3)	1.25%	11/30/2017	6,860,064	6,767,964	6,688,562	3.34%

Total					11,790,780	11,632,483	11,496,010	5.74%

MF Global Holdings, Ltd. (4)	Diversified Financial Services	3M L + 6.50% (3)	2.00%	12/4/2014	5,976,129	5,965,083	5,976,129	2.99%
New Standard Energy Texas LLC	Oil and Gas	7.00% cash, 6.00% PIK (2)(5)	—	11/28/2016	4,524,411	4,524,411	4,524,411	2.26%
PR Wireless, Inc. (6)	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	17,000,000	15,285,991	15,285,991	7.64%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	8,752,841	8,540,885	8,577,783	4.29%
YRC Worldwide, Inc. (4)	Trucking and Leasing	3M L + 7.00% (3)	1.00%	2/13/2019	14,925,000	14,787,021	14,962,313	7.47%

Total Senior Secured First Lien Term Loans					115,942,949	112,820,980	112,078,038	55.98%

Senior Secured Second Lien Term Loans
Bennu Oil & Gas, LLC	Oil and Gas	3M L + 7.50% (7)	1.25%	11/1/2018	14,912,125	14,840,295	15,061,246	7.52%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	14,000,000	13,726,110	13,720,000	6.85%
CT Technologies Intermediate Holdings, Inc.	Healthcare-Products/Services	3M L + 8.00% (3)	1.25%	10/5/2020	12,000,000	11,839,053	12,000,000	5.99%
Ikaria Acquisition, Inc.	Healthcare-Products/Services	3M L + 7.75% (3)	1.00%	2/12/2022	2,000,000	1,985,880	2,034,000	1.02%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00% (3)	1.00%	11/27/2021	15,000,000	13,888,676	14,775,000	7.38%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%	1.00%	10/23/2019	15,000,000	14,780,919	14,775,000	7.38%
Road Infrastructure Investment, LLC	Construction & Building	3M L + 6.75% (3)	1.00%	9/30/2021	5,000,000	4,975,918	4,950,000	2.47%
Telecommunications Management, LLC	Telecommunications	3M L + 8.00% (3)	1.00%	10/30/2020	11,539,815	11,463,166	11,620,593	5.81%
Telular Corp.	Telecommunications	3M L + 8.00% (3)	1.25%	6/24/2020	7,500,000	7,404,490	7,387,500	3.69%
TNS, Inc.	Telecommunications	1M L + 8.00% (3)	1.00%	8/14/2020	17,112,500	17,118,479	17,283,625	8.63%
Trident USA Health Services, Inc.	Healthcare-Products/Services	3M L + 9.00% (3)	1.25%	7/31/2020	20,000,000	19,948,051	20,000,000	9.99%

Total Senior Secured Second Lien Term Loans					134,064,440	131,971,037	133,606,964	66.73%

Senior Secured Notes
Capital Petroleum Group	Retail	11.00% cash, 3.00% PIK (2)(3)	—	9/30/2019	14,152,936	13,726,001	14,152,936	7.07%
Virgin America, Inc.	Airlines	17.00% PIK (2)	—	6/9/2016	5,924,520	5,808,385	5,924,520	2.96%
		8.50% cash, 8.50% PIK (2)	—	6/9/2016	5,886,125	5,584,289	5,886,125	2.94%

Total					11,810,645	11,392,674	11,810,645	5.90%

Total Senior Secured Notes					25,963,581	25,118,675	25,963,581	12.97%

See notes to consolidated financial statements.

CM Finance Inc and subsidiary

Consolidated Schedule of Investments (Continued)

June 30, 2014

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares (2)	Amortized Cost	Fair Value	% of Net Assets
Warrants
Endeavour International Holding B.V., $3.01 strike (4)(8)	Oil and Gas	4/30/2018	160,000	160,000	50,000	0.02%
PR Wireless, Inc.,
$0.01 strike (6)(8)	Telecommunications	6/19/2019	201	1,374,009	1,374,009	0.69%
Virgin America, Inc.,
$2.50 strike (8)	Airlines	5/10/2043	$513,333	$184,116	$424,116	0.21%
Virgin America, Inc.,
$3.50 strike (8)	Airlines	12/9/2041	385,000	53,441	213,757	0.11%

Total Warrants			1,058,534	1,771,566	2,061,882	1.03%

Total Non-Controlled/Non-Affiliates			$277,029,504	$271,682,258	$273,710,465	136.71%

Liabilities in excess of other assets					(73,493,644)	(36.71%)
Net Assets					$200,216,821	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Total Return Swap (9)	Diversified Financial Services	L + 2.85%	5/22/2016	$76,500,000	$—	$471,137	0.23%
Total Return Swap (9)	Diversified Financial Services	0.50%	12/4/2015	50,000,000	—	92,729	0.05%

Total Assets				126,500,000	—	563,866	0.28%

Liabilities
Embedded derivative —Notes Payable (9)	Diversified Financial Services			76,500,000	—	(471,137)	(0.23%)
Embedded derivative —Notes Payable (9)	Diversified Financial Services			50,000,000	—	(92,729)	(0.05%)

Total Liabilities				126,500,000	—	(563,866)	(0.28%)

Total Derivatives				$253,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.6% of total assets.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	Position or portion thereof unsettled as of June 30, 2014.
(7)	$10,972,500 held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L	-	1 month LIBOR (as of June 30, 2014 this rate was 0.15%)
3M L	-	3 month LIBOR (as of June 30, 2014 this rate was 0.23%)
PIK	-	Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

On September 23, 2014, the Company formed CM Portfolio Companies LLC, a wholly owned and consolidated taxable subsidiary.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income. During the twelve months ended June 30, 2015 and June 30, 2014, $3,538,107 and $178,853 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,121,036, $1,723,676 and $641,008 during the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively.

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

g. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective.

h. Investment Transactions and Expenses

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

i. Investment Valuation

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2015 or June 30, 2014.

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

The embedded derivatives in the Term Notes payable (defined below) from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

The Company’s valuation policies and procedures are developed by the Adviser, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company, and approved by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and that of the independent valuation firm. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm. Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third party independent valuation firm, the board of directors of the Company determines, in good faith, the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

j. Income Taxes

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2015 and June 30, 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, distribution re-designations, premium amortization, and non-deductible expenses as follows:

	As of June 30, 2015	As of June 30, 2014
Additional paid-in capital	$599,811	$90,599
Distributions in excess of net investment income	(1,287,636)	72,031
Accumulated net realized gain (loss)	687,825	(162,630)

The tax character of all distributions paid by the Company were all ordinary income.

At June 30, 2015 and June 30, 2014, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and premium amortization accruals, deferred incentive, as follows:

	As of	As of
	June 30, 2015	June 30, 2014
Undistributed net investment income	$8,035,838	$3,976,661
Accumulated capital gains (losses)	277,173	—
Unrealized appreciation (depreciation)	(6,707,570)	482,682
Distributions payable	(4,741,174)	(4,612,500)

Components of tax distributable earnings at year end	$(3,135,733)	$(153,157)

In addition, as of June 30, 2015, the wholly owned taxable subsidiary, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $425,000.

k. Unrealized Gains Incentive Fee

Under GAAP, the Company calculates the unrealized gains incentive fee payable to the Adviser as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional unrealized gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional unrealized gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

The cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investment on February 5, 2014, at the time the Company priced its Offering.

As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement.

l. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company expects to adopt this standard on or before the effective date and we do not anticipate that the adoption will have a material impact on our consolidated financial statements.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At June 30, 2015, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively. These purchase and sale amounts exclude derivative instruments.

	Twelve Months Ended June 30,
	2015	2014	2013
Investment purchases, at cost (including PIK interest)	$197,885,536	$278,850,423	$133,955,675
Investment sales and repayments	138,921,883	125,129,039	38,236,069

The composition of the Company’s investments as of June 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$166,950,202	49.67%	$165,068,123	49.97%
Senior Secured Second Lien Debt Investments	158,477,349	47.15	156,420,966	47.35
Unsecured Debt	7,880,021	2.35	8,280,000	2.51
Equity, Warrants and Other Investments	2,785,067	0.83	554,767	0.17
Embedded derivative - Notes Payable	—	—	1,845,768	0.56
Total Return Swap	—	—	(1,845,768)	(0.56)

Total	$336,092,639	100.00%	$330,323,856	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

The composition of the Company’s investments as of June 30, 2014, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at		Investments at
	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$112,820,980	41.53%	$112,078,038	40.95%
Senior Secured Second Lien Term Loans	131,971,037	48.57	133,606,964	48.81
Senior Secured Notes	25,118,675	9.25	25,963,581	9.49
Warrants	1,771,566	0.65	2,061,882	0.75
Total Return Swaps	—	—	563,866	0.21
Embedded derivatives - Notes Payable	—	—	(563,866)	(0.21)

Total	$271,682,258	100.00%	$273,710,465	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$49,272,525	14.92%
Healthcare-Products/Services	41,540,720	12.58
Entertainment and Leisure	29,439,655	8.91
Oil and Gas	28,378,347	8.59
Industrial	24,979,000	7.56
Oilfield Services	22,403,351	6.78
Automobiles and Components	20,097,323	6.08
Construction & Building	19,355,000	5.86
Media	19,300,000	5.84
Trucking and Leasing	19,268,283	5.83
Utilities	14,700,000	4.45
Cable	11,193,621	3.39
Pipelines	9,371,804	2.84
Services	8,504,227	2.58
Chemicals	8,280,000	2.51
Food & Beverage	4,240,000	1.28

Total	$330,323,856	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
Telecommunications	$52,951,718	19.35%
Healthcare-Products/Services	48,809,000	17.83
Oil and Gas	44,851,667	16.39
Trucking and Leasing	14,962,313	5.47
Entertainment and Leisure	14,775,750	5.40
Industrial	14,775,000	5.40
Retail	14,152,936	5.17
Automobiles and Components	12,960,000	4.73
Airlines	12,448,518	4.55
Pipelines	9,997,775	3.65
Services	8,596,876	3.14
Oilfield Services	8,577,783	3.13
Diversified Financial Services	5,976,129	2.18
Construction & Building	4,950,000	1.81
Commercial Services	4,925,000	1.80

Total	$273,710,465	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage Total Portfolio
U.S. Midwest	$77,395,477	23.43%
U.S. West	60,766,007	18.40
U.S. Southwest	57,563,573	17.43
U.S. Southeast	39,252,516	11.88
U.S. Northeast	38,959,188	11.79
U.S. Mid-Atlantic	37,087,095	11.23
Europe	19,300,000	5.84

Total	$330,323,856	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2014:

	Investments at	Percentage of
	Fair Value	Total Portfolio
U.S. Southwest	$69,260,200	25.30%
U.S. Mid-Atlantic	64,371,690	23.52
U.S. Southeast	48,385,000	17.68
U.S. Midwest	46,930,406	17.15
U.S. West	34,765,394	12.70
U.S. Northeast	9,997,775	3.65

Total	$273,710,465	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended June 30, 2015, the Company made investments in new and existing portfolio companies of approximately $154.0 million and $42.7 million, respectively, to which it was not previously contractually committed to provide the financial support. During the twelve months ended June 30, 2015, the Company made investments of $1.1 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the Total Return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statements of Operations.

In connection with the TRS transactions the Company entered into an ISDA Agreement with UBS. The ISDA Agreement includes provisions for general obligations, representations, collateral and events of default or termination. Under an ISDA Agreement, the Company typically may offset with the counterparty certain derivative payable and/or receivable with collateral held and/or posted and create one single net payment (close-out netting) in the event of default or termination.

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

The Company has determined that each of the Term Notes payable from SPV to UBS (discussed further in Note 5) contain an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivatives are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2015.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$1,845,768	152,000,000	2
Embedded derivatives
Notes Payable	1,845,678	—	152,000,000	2

Gross fair value of derivative contracts	$1,845,678	$1,845,768
Counterparty netting	—	—

Net fair value of derivative contracts	1,845,678	1,845,768
Collateral not offset	—	—

Net amount	$1,845,678	$1,845,768

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

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized (depreciation) appreciation on investments and derivatives
	For the twelve months ended June 30,
	2015	2014	2013
Total Return Swaps	$(2,409,634)	$(279,998)	$843,864
Embedded derivatives Notes Payable	2,409,634	279,998	(843,864)

Total	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2015:

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	—	—	165,068,123	165,068,123
Senior Secured Second Lien Debt Investments	—	—	156,420,966	156,420,966
Unsecured Debt	—	—	8,280,000	8,280,000
Equity, Warrants and Other Investments	—	—	554,767	554,767

Total Investments	—	—	330,323,856	330,323,856
Derivatives
Embedded derivative
Notes Payable	—	—	1,845,768	1,845,768

Total Derivatives	—	—	1,845,768	1,845,768

Total Assets	$—	$—	$332,169,624	332,169,624

Liabilities
Derivatives
Total Return Swaps	—	—	(1,845,768)	(1,845,768)

Total Derivatives	—	—	(1,845,768)	(1,845,768)
Total Liabilities	$—	$—	$(1,845,768)	(1,845,768)

(1)	Includes assets previously classified as Senior Secured Notes.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2015:

	Senior Secured First Lien Debt Investments (1)	Senior Secured Second Lien Debt Investments (1)	Senior Secured Notes	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2014	$112,078,038	$133,606,964	$25,963,581	$—	$2,061,882	$273,710,465
Reclassification of investment type	20,039,060	5,924,521	(25,963,581)	—	—	—
Purchases (including PIK interest)	126,759,584	61,129,046	—	7,807,500	2,189,406	197,885,536
Sales	(87,576,525)	(33,923,262)	—	—	(938,348)	(122,438,135)
Amortization	1,663,072	698,560	—	72,521	—	2,434,153
Net realized gains (losses)	159,415	(2,090,446)	—	—	400,316	(1,530,715)
Transfers in	—	—	—	—	—	—
Transfers out	(6,186,613)	(5,115,972)	—	—	(637,873)	(11,940,458)
Net change in unrealized (depreciation) appreciation	(1,867,908)	(3,808,445)	—	399,979	(2,520,616)	(7,796,990)

Balance as of June 30, 2015	165,068,123	156,420,966	—	8,280,000	554,767	330,323,856

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2015	$(1,202,373)	$(3,288,246)	$—	$399,979	$(2,120,300)	$(6,210,940)

(1)	Includes assets previously classified as Senior Secured Notes.

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$—
Net change in unrealized (depreciation) appreciation	(2,409,634)	2,409,634	—

Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2015	$(2,409,634)	$2,409,634	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2014:

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Warrants	Total Investments
Balance as of June 30, 2013	$74,807,541	$23,448,281	$20,397,491	$—	$555,971	$119,209,284
Purchases (including PIK interest)	107,476,264	129,506,004	25,681,646	14,812,500	1,374,009	278,850,423
Sales	(68,829,644)	(20,919,860)	(20,256,000)	(15,123,535)	—	(125,129,039)
Amortization	279,676	130,914	3,800	187,500	—	601,890
Net realized gains (losses)	(836,102)	22,775	(94,186)	123,535	—	(783,978)
Net change in unrealized (depreciation) appreciation	(819,697)	1,418,850	230,830	—	131,902	961,885

Balance as of June 30, 2014	$112,078,038	$133,606,964	$25,963,581	$—	$2,061,882	$273,710,465

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2014	$(1,008,131)	$1,197,899	$230,830	$—	$131,902	$552,500

	Total Return Swaps	Embedded derivatives -Notes Payable	Total Derivatives
Balance as of June 30, 2013	$843,864	$(843,864)	$—
Net change in unrealized (depreciation) appreciation	(279,998)	279,998	—

Balance as of June 30, 2014	$563,866	$(563,866)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2014	$(279,998)	$279,998	$—

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

During the twelve months ended June 30, 2015 and June 30, 2014, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2015 and June 30, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of June 30, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$165,068,123	Yield Analysis	Market Yields	12.9%	7.4% -24.1%

Senior Secured Second Lien Debt Investments	156,420,966	Yield Analysis	Market Yields	11.9%	9.1% -15.8%

Unsecured Debt	8,280,000	Yield Analysis	Market Yields	12.4%	12.4%

Equity, Warrants and Other Investments	554,767	EV Multiple	LTM EBITDA	7.4x	5.3x - 7.5x

Total Return Swaps	(1,845,768)	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	1,845,768	Other Approach	Intrinsic value	N/A	N/A

	Fair Value as of June 30, 2014	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Term Loans	$112,078,038	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	12.7%	9.9% -14.5%

Senior Secured Second Lien Term Loans	133,606,964	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	11.4%	9.6% -12.4%

Senior Secured Notes	25,963,581	Yield Analysis Broker Quoted Collateral Coverage	Market Yields	16.4%	15.0% - 18.1%

Warrants	2,061,882	EV Multiple	LTM EBITDA	7.6x	7.5x - 7.8x

		Option Analysis	Asset Volatility	25%	N/A

			Equity Volatility	87%	N/A

			Illiquidity Discount	21%	9% - 50%

Total Return Swaps	563,866	Other Approach	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	(563,866)	Other Approach	Intrinsic value	N/A	N/A

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, September 26, 2014 and July 20, 2015, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2018 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Financing Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 5, 2013, as modified on September 26, 2014, the Company amended the terms of the Term Facility to add a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of June 30, 2015 and June 30, 2014, $48.8 and $9.1 million was outstanding on the Revolving Financing, respectively.

This financing transaction was initially executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Term Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Term Notes with a face value of $76.5 million, which represent 51% of the Term Notes issued and outstanding, for $76.5 million in cash. The Company purchased Term Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Term Notes issued and outstanding. Under the terms of the indenture under which the Term Notes were issued (the “Indenture”), the holders of the Term Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Notes”) This represents the embedded derivative in the Term Notes payable from SPV to UBS. On September 26, 2014, the Company increased the size of the Term Facility to $102.0 million. In connection with the upsize, UBS purchased additional Term Notes with a face value of $25.5 million for $25.5 million in cash. The Company also purchased additional Term Notes with a face value of $24.5 million.

Second, the Company and UBS entered into a TRS transaction whereby the Company will receive the Total Return of the Notes purchased by UBS and pay the Financing Rate.

Third, SPV issued and sold an additional $50.0 million notes (the “Revolving Notes”) together with the Term Notes, the “Notes”, secured by the SPV Assets to UBS. Cash is only exchanged when the Revolving Notes are drawn. Under the terms of the Indenture under which the Revolving Notes were issued (the “Revolver Indenture”), the holders of the Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the SPV Assets and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Revolving Notes”). This represents the embedded derivative in the Revolving Notes payable from SPV to UBS.

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the Revolver Financing Rate.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2015 and June 30, 2014, the fair value of the Notes Payable was estimated at $150.8 million and $85.6 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2015, SPV had assets of $298.8 million, which included $292.9 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $3.4 million in cash held by the trustee of the Financing Facility. At June 30, 2015 and June 30, 2014, the carrying amount of the Notes approximates the fair value. For the twelve months ended June 30, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate was $122.6 million and 2.88%. For the twelve months ended June 30, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate was $78.9 million and 2.44%, respectively.

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

On June 10, 2015, the Company’s Board of Directors declared a special distribution of $0.43 per share payable on September 15, 2015 to shareholders of record as of September 1, 2015, and, a regular quarterly distribution for the quarter ended September 30, 2015 of $0.3469 per share payable on October 2, 2015 to shareholders of record as of September 18, 2015.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments. As of June 30, 2015, the Company held unfunded commitments in the amount of approximately $250,000 and, as of June 30, 2014, the Company held unfunded commitments in the amount of approximately $1.4 million.

The following table details the unfunded commitments as of June 30, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group LLC	$250,000	$—	0.50%	June 30, 2017

Total Unfunded Commitments	$250,000	$—

The following table details the unfunded commitments as of June 30, 2014:

Investments	Unfunded Commitment	Annual Non-use Fee
Butler Burgher Group LLC	$250,000	0.50%
U.S. Well Services, LLC	1,136,364	0.50%

Total Unfunded Commitments	$1,386,364

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of June 30, 2015, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned 1.2% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42% interest in the Adviser.

As of June 30, 2015, Stifel Venture Corp. (“Stifel”) owns 16% of the Company’s outstanding common stock, and also holds a 20% interest in the Adviser.

As of June 30, 2015, the Cyrus Funds own 27.91% of the Company’s outstanding common stock and a 38% interest in the Adviser.

In connection with the Offering, the Adviser, paid $3.45 million or 50% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

Investment Advisory Agreement

On February 5, 2014, upon the Company’s election to be regulated as a BDC, the Company entered into the Advisory Agreement with the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a base management fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with the Company’s financing”, and an incentive fee consisting of two parts.

The first part of the incentive fee which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 12 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 12 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 1.75% base management fee.

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

The Adviser has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering of $15.00.

For the twelve months ended June 30, 2015, $5,169,039 in base management fees were earned by the Adviser, of which $1,420,978 was payable at June 30, 2015. For the period from February 6, 2014 through June 30, 2014, $1,461,770 in base management fees were earned by the Adviser, of which $1,148,533 were waived and $313,327 was payable at June 30, 2014. No base management fees were earned, waived or payable prior to February 6, 2014.

For the twelve months ended June 30, 2015, the Company incurred $4,711,675 of incentive fees related to pre-incentive fee net investment income, of which $1,174,655 was waived. As of June 30, 2015, $1,438,910 of such incentive fees are currently payable to the Adviser and $284,350 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. No incentive fees were earned, waived or payable prior to June 30, 2014.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement. No realized gains incentive fees were earned or payable prior to June 30, 2014.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base or incentive management fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. There were $591,233 of such costs incurred under the administration agreement for the twelve months ended June 30, 2015. For the period from February 6, 2014 through June 30, 2014, $267,809 was incurred under the administrative agreement and included in professional fees and other expenses on the Consolidated Statement of Operations.

As of June 30, 2015 and June 30, 2014, the Company recorded $137,500 and $132,619, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser.

License Agreement

The Company has entered into a license agreement with the Adviser under which the Adviser has agreed to grant the Company a non-exclusive, royalty-free license to use the name “CM Finance.” Under this agreement, the Company has a right to use the “CM Finance” name for so long as the Adviser or one of its affiliates remains the Adviser. Other than with respect to this limited license, the Company has no legal right to the “CM Finance” name.

Stifel Arrangement

In December 2013, the Company entered into an arrangement pursuant to which Stifel made a capital contribution to the Company on February 5, 2014 and the Company granted Stifel certain rights, such as a right to nominate for election a member of the Company’s board of directors. Stifel does not have any rights to exercise a controlling influence over the Company’s day-to-day operations or the investment management function of the Company’s Adviser.

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel.

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For twelve months ended June 30, 2015, the Company recorded directors’ fees of $426,255, of which $0 were payable at June 30, 2015. For twelve months ended June 30, 2014 and June 30, 2013, the Company recorded directors’ fees of $201,500 and $0, respectively, of which $0 and $0 were payable at June 30, 2014 and June 30, 2013, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Twelve Months Ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014
Net increase in net assets resulting from operations attributable to CM Finance Inc	$15,433,288	$6,956,182
Weighted average shares outstanding	13,666,812	13,666,666
Basic/diluted net increase in net assets from operations per share	$1.13	$0.51

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469

*	Special dividend

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the twelve months ended June 30, 2015 and June 30, 2014:

	Twelve Months Ended June 30, 2015,
	2015		2014
	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$18,707,141	100%	$7,089,351	100%
Short-term capital gains	—	—	—	—
Long-term capital gains	—	—	—	—

Total	$18,707,141	100%	$7,089,351	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the twelve months ended June 30, 2015.

	Shares	Amount
Balance at beginning of year	13,666,666	$200,349,990
Shareholder distributions	601	7,881

Balance at end of year	13,667,267	200,357,871

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

As of June 30, 2014, the Company has issued 13,666,666 shares of common stock through (i) issuance to the Original Investors and Stifel, net of a repurchase of shares from the Original Investors, and (ii) the Offering.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Twelve months ended June 30, 2015		For the period from February 6, 2014 through June 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.65		$14.75	*

Net investment income	1.48		0.47
Net realized and unrealized gains (losses)	(0.35)		0.04

Net increase in net assets resulting from operations	1.13		0.51

Distributions from net investment income(2)	(1.37)		(0.52)

Offering costs	—		(0.09)
Net decrease in net assets resulting from capital share transactions	—		(0.34)

Net asset value, end of period	$14.41		$14.65
Market value per share, end of period	$13.61		$14.56

Total return based on net asset value(3)(4)	7.55%		2.86%
Total return based on market value(4)(5)	3.67%		0.57%

Shares outstanding at end of period	13,667,267		13,666,666

Ratio/Supplemental Data:
Net assets, at end of period	$196,950,849		$200,216,821
Ratio of total expenses to average net assets(6)	8.95%		5.46%
Ratio of net expenses to average net assets(6)	8.36%		4.02%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(6)	2.37%		1.27%
Ratio of net investment income before fee waiver to average net assets(6)	9.54%		6.58%
Ratio of net investment income after fee waiver to average net assets(6)	10.13%		8.03%
Total Notes Payable	150,847,459		85,591,314
Asset Coverage Ratio(7)	2.31		3.34
Portfolio Turnover Rate(4)	46	%(8)	67	%(9)

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the shareholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Total return based on market value is based on the change in market price per share.
(6)	Annualized. For the period from February 6, 2014 through June 30, 2014.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(8)	For the twelve months ended June 30, 2015.
(9)	For the period from February 6, 2014 through June 30, 2014.

The following represents supplemental ratios and data for CM Finance LLC:

	Period from July 1, 2013 to February 5, 2014	Twelve months ended June 30, 2013	Period from March 7, 2012 to June 30, 2012
Total return	7.86%	16.16%	2.58%
Ratio of net investment income to average members’ capital	8.40%	11.11%	2.06%
Ratio of operating expenses to average members’ capital	(2.37)%	(1.12)%	(1.34)%
Ratio of credit facility related expenses to average members’ capital	(1.54)%	(0.29)%	0.00%
Ratio of total expenses to average members’ capital	(2.53)%	(1.14)%	(1.34)%
Portfolio turnover rate	41.76%	68.37%	69.68%
Supplemental Data:
Members’ capital at end of period	$90,000,000	$87,250,637	$18,141,667
Average members’ capital	$105,716,373	$55,294,030	$14,790,409

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013:

	Twelve Months Ended June 30,
	2015	2014	2013
Loan Structuring Fee	$452,467	$170,000	$241,135
Loan Amendment/Consent Fee	75,875	431,590	—
Royalty Income	101,864	—	—

Other Fee Income	$630,206	$601,590	$241,135

Note 14. Tax Information

As of June 30, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$337,031,426

Gross unrealized appreciation	2,556,631
Gross unrealized depreciation	(9,264,201)

Net unrealized investment depreciation	$(6,707,570)

As of June 30, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$273,227,783

Gross unrealized appreciation	1,218,578
Gross unrealized depreciation	(735,896)

Net unrealized investment appreciation	$482,682

Note 15. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2015	For the Quarter Ended March 31, 2015	For the Quarter Ended December 31, 2014	For the Quarter Ended September 30, 2014
Total Investment Income	$11,519,845	$8,329,040	$9,207,351	$7,860,869
Total Investment Income per Common Share	0.84	0.61	0.67	0.58
Net Investment Income	6,251,707	4,740,996	4,612,500	4,612,500
Net Investment Income per Common Share	0.46	0.35	0.34	0.34
Net Realized and Unrealized Gain	(1,585,671)	(6,651,128)	3,471,444	(19,060)
Net Realized and Unrealized Gain per Common Share	(0.12)	(0.49)	0.25	(0.00	)*
Net Increase in Net Assets Resulting from Operations	4,666,036	(1,910,132)	8,083,944	4,593,440
Basic and Diluted Earnings per Common Share	0.34	(0.14)	0.59	0.34
Net Asset Value per Common Share at End of Quarter	14.41	14.42	14.90	14.65

*	Rounds to less than $(0.005).

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On August 14, 2015, the Company entered into the Fifth Amended Total Return Swap Confirmation Letter Agreement with UBS, which amended the Term Financing to (i) extend the Stated Maturity by one year to December 5, 2018 and (ii) increase all-in costs (interest and fees) to LIBOR plus 3.35% from LIBOR plus 3.00% (for the extended one-year period).

Subsequent to the year ended June 30, 2015 through September 2, 2015, the Company invested $35.7 million in new and existing portfolio companies and received repayment or sales proceeds of $44.5 million.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Ernst & Young, LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2015.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.cmfn-inc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.3	Bylaws(1)

4.1	Irrevocable Proxy of the Cyrus Funds(2)

4.2	Form of Stock Certificate(1)

10.1	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)

10.2	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)

10.3	Form of Letter Agreement between the Registrant and CM Investment Partners LLC(3)

10.4	Form of Dividend Reinvestment Plan(2)

10.5	Form of Custody Agreement(2)

10.6	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)

10.7	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)

10.8	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.9	2002 Master Agreement, dated as of May 20, 2013, between Registrant and UBS AG(1)

10.10	Indenture, dated as of May 23, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.11	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd.(1)

10.12	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of May 23, 2013, between UBS, AG and CM Finance LLC(1)

10.14	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)

10.15	First Supplemental Indenture, dated as of June 6, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.16	Amended and Restated Indenture, dated as of December 4, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(2)

10.17	Revolving Credit Note Agreement, dated as of December 4, 2013, by and among CM Finance SPV Ltd., State Street Bank and Trust Company and the noteholders party thereto(2)

10.18	Amendment Agreement, dated as of December 4, 2013, between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.19	Amendment Agreement to 2002 ISDA Master Agreement, dated as of December 4, 2013 between Registrant and UBS AG(2)

10.20	Omnibus Amendment Agreement, dated as of December 4, 2013, by and between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.21	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.22	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.23	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)

10.24	Stockholder Agreement, dated as of December 17, 2013, between the Registrant and Stifel Venture Corp. (2)

10.25	Amended and Restated Revolving Credit Note Agreement, dated September 26, 2014, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(4)

10.26	Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company(4)

10.27	Second Amendment Agreement to 2002 ISDA Master Agreement, dated September 26, 2014, between CM Finance Inc. and UBS AG(4)

10.28	Second Amendment Agreement to the Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company (4)

10.29	Second Omnibus Amendment Agreement, dated September 26, 2014, between CM SPV Ltd., CM Investment Partners LLC and State Street Bank and Trust Company(4)

10.30	Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.31	Third Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.32*	Second Amended and Restated Revolving Credit Note Agreement, dated July 20, 2015, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company

10.33*	Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company

10.34*	Third Amendment Agreement to 2002 ISDA Master Agreement, dated July 20, 2015, between CM Finance Inc. and UBS AG

10.35*	Third Amendment Agreement to the Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company

10.36*	Fourth Amended Total Return Swap Confirmation Letter Agreement, dated July 20, 2015, between UBS AG and CM Finance Inc

10.37*	Second Amended Total Return Swap Confirmation Letter Agreement, dated July 17, 2015, between UBS AG and CM Finance Inc

10.38*	Fifth Amended Total Return Swap Confirmation Letter Agreement, dated August 14, 2015, between UBS AG and CM Finance Inc

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

14.1	Code of Ethics of CM Finance Inc(1)

21.1	Subsidiaries of CM Finance Inc CM Finance SPV Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on January 24, 2014.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 2, 2014.

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

CM FINANCE INC

Date: September 8, 2015	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 8, 2015	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 8, 2015	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 8, 2015	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 8, 2015	/s/ Christopher E. Jansen
Christopher E. Jansen President, Treasurer, Secretary and Director

Date: September 8, 2015	/s/ Keith Lee
Keith Lee Director

Date: September 8, 2015	/s/ Julie Persily
Julie Persily Director

Date: September 8, 2015	/s/ Robert P. Ryder
Robert P. Ryder Director

Date: September 8, 2015	/s/ Robert T. Wagner
Robert T. Wagner Director