Form 10-Q
period 2015-09-30
CM Finance Inc
filed 2015-11-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 5, 2015 was 13,671,302.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2015 (Unaudited)	June 30, 2015
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $332,026,386 and $336,092,639, respectively)	$321,361,926	$330,323,856
Derivatives, at fair value (cost $0 and $0, respectively)	3,131,333	1,845,768
Cash	19,305,090	21,535,492
Cash, restricted	6,314,101	3,433,704
Interest receivable	2,886,646	2,900,804
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	160,765	232,704

Total Assets	$353,346,374	$360,458,841

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	49,429,770	48,847,459
Deferred debt issuance costs	(2,603,076)	(2,331,035)

Notes Payable, net	148,826,694	148,516,424
Payable for investments purchased	4,010,000	2,988,655
Distributions payable	4,742,107	4,741,174
Derivatives, at fair value (cost $0 and $0, respectively)	3,131,333	1,845,768
Base management fees payable	1,452,157	1,420,978
Income-based incentive fees payable	1,503,698	1,723,260
Deferred financing costs payable	2,145,500	1,525,000
Interest payable	174,267	168,658
Accrued expenses and other liabilities	829,687	578,075

Total Liabilities	166,815,443	163,507,992

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,669,953 and 13,667,267 shares issued and outstanding, respectively)	13,670	13,667
Additional paid-in capital	199,449,694	199,418,478
Accumulated net realized gain (loss)	(470,940)	3,700,400
Distributions in excess of net investment income	(1,797,033)	(412,913)
Net unrealized depreciation on investments	(10,664,460)	(5,768,783)

Total Net Assets	186,530,931	196,950,849

Total Liabilities and Net Assets	$353,346,374	$360,458,841

Net Asset Value Per Share	$13.65	$14.41

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2015	2014
Investment Income:
Interest income	$9,595,613	$6,932,006
Payment in-kind interest income	239,239	561,020
Other fee income	33,742	367,843

Total investment income	9,868,594	7,860,869

Expenses:
Interest expense	984,988	718,876
Amortization of deferred debt issuance costs	348,459	172,892
Base management fees	1,452,157	1,107,453
Income-based incentive fees	1,229,032	969,458
Capital gains incentive fees	—	138,049
Custodian and administrator fees	86,644	88,690
Directors’ fees	114,750	114,750
Professional fees	292,334	210,223
Allocation of administrative costs from advisor	276,951	191,420
Insurance expense	86,203	110,746
Other expenses	128,556	146,690

Total expenses	5,000,074	3,969,247
Waiver of income-based incentive fees	—	(582,829)
Waiver of capital gains incentive fees	—	(138,049)

Net expenses	5,000,074	3,248,369

Net investment income	4,868,520	4,612,500

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	195,320	(123,598)
Net change in unrealized appreciation (depreciation) on investments	(4,895,677)	104,538

Net realized and unrealized gains (losses)	(4,700,357)	(19,060)

Net increase in net assets resulting from operations	$168,163	$4,593,440

Basic and diluted:
Net investment income per share	$0.36	$0.34
Earnings per share	$0.01	$0.34
Weighted Average Shares of Common Stock Outstanding	13,668,193	13,666,666

Distributions declared per common share	$0.7769	$0.3375

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2015	2014
Net assets at beginning of period	$196,950,849	$200,216,821

Capital transactions
Reinvestments of shareholder distributions	31,219	—

Net increase in net assets resulting from capital transactions	31,219	—

Increase (decrease) in net assets resulting from operations
Net investment income	4,868,520	4,612,500
Net realized gain (loss) on investments	195,320	(123,598)
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(4,895,677)	104,538

Net increase in net assets from operations	168,163	4,593,440

Stockholder distributions
Distributions from net investment income	(6,252,640)	(4,612,500)
Distributions from net realized gains	(4,366,660)	—

Net decrease in net assets resulting from stockholder distributions	(10,619,300)	(4,612,500)

Total decrease in net assets	(10,419,918)	(19,060)

Net assets at end of period (including distributions in excess of net investment income of $(1,797,033) and $635,839, respectively)	$186,530,931	$200,197,761

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$168,163	$4,593,440

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(39,579,000)	(54,045,117)
Payment in kind interest	(239,239)	(561,020)
Sales and repayments of investments	44,754,364	30,018,581
Net realized loss (gain) on investments in securities	(195,320)	123,598
Net change in unrealized (appreciation) depreciation on investments	4,895,677	(104,538)
Amortization of discount/premium on investments	(674,552)	(393,672)
Amortization of deferred debt issuance costs	348,459	172,892
Net (increase) decrease in operating assets:
Cash, restricted	(2,880,397)	(4,863,526)
Interest receivable	14,158	(528,791)
Prepaid expenses and other assets	71,939	193,282
Net increase (decrease) in operating liabilities:
Payable for investments purchased	1,021,345	(15,466,000)
Interest payable	5,609	22,466
Accrued expenses and other liabilities	251,612	(18,281)
Base management fees payable	31,179	794,216
Income-based incentive fees payable	(219,562)	386,629

Net Cash Provided by (Used in) Operating Activities	7,774,435	(39,675,841)

Cash Flows from Financing Activities
Payment for deferred financing costs	—	(256,595)
Distributions to shareholders	(10,587,148)	(4,612,500)
Proceeds from borrowing on term loan	—	25,500,000
Proceeds from borrowing on revolving credit facility	28,439,022	46,066,444
Repayments of borrowing on revolving credit facility	(27,856,711)	(33,670,235)

Net Cash Provided by (Used in) Financing Activities	(10,004,837)	33,027,114

Net Change in Cash	(2,230,402)	(6,648,727)

Cash
Beginning of period	21,535,492	24,698,073

End of period	$19,305,090	$18,049,346

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$979,379	$741,342
Shares issued pursuant to Dividend Reinvestment Plan	31,219	—

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2015

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$19,500,000	$19,142,605	$19,110,000	10.25%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)	1.00%	3/30/2019	17,614,417	16,442,262	14,091,534	7.55%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,690,025	8,616,181	7,560,322	4.05%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,661,551	29,218,920	29,364,935	15.74%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	13,660,000	13,919,719	13,796,600	7.40%
Land Holdings I, LLC	Entertainment and Leisure	12.00%	—	6/26/2019	23,500,000	23,450,294	23,500,000	12.60%
Lightsquared, Inc.	Telecommunications	9.00% PIK(2)	—	12/30/2015	10,561,624	10,528,981	10,561,624	5.66%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,787,500	15,361,421	15,528,437	8.33%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	6,423,270	6,318,855	6,294,805	3.37%
YRC Worldwide, Inc.(4)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	2/13/2019	14,724,874	14,645,064	14,356,752	7.70%

Total Senior Secured First Lien Debt Investments					161,123,261	157,644,302	154,165,009	82.65%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(5)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,802,184	18,200,000	9.76%
Bird Electric Enterprises, LLC	Utilities	3M L + 12.00%(3)	—	10/9/2020	15,000,000	14,733,301	14,250,000	7.64%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,589,992	20,540,000	11.01%
Language Line	Services	3M L + 9.75%	1.00%	7/7/2022	8,000,000	7,951,604	8,000,000	4.29%
Maxim Crane	Industrial	3M L + 9.25%	1.00%	11/26/2018	10,000,000	10,069,385	10,075,000	5.40%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,271,129	14,904,000	7.99%
Physiotherapy Associates	Healthcare-Products/Services	3M L + 8.50%(3)	1.00%	6/4/2022	5,000,000	4,952,113	4,950,000	2.65%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%(3)	1.00%	10/23/2019	17,000,000	16,841,728	17,170,000	9.21%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,478,303	11,193,621	6.00%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,725,000	15,729,363	15,646,375	8.39%
Trident USA Health Services, LLC	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,774,157	21,003,154	11.26%

Total Senior Secured Second Lien Debt Investments					166,343,101	161,193,259	155,932,150	83.60%
Unsecured Debt
Nexeo Solutions Holdings, LLC	Chemicals	8.38%	—	3/1/2018	11,500,000	10,403,758	10,810,000	5.79%

Total Unsecured Debt					11,500,000	10,403,758	10,810,000	5.79%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(4)(6)	Oilfield Services			9/30/2024	1,421,653	1,251,058	200,000	0.11%
Endeavour International Holding B.V., $3.01 strike (Warrants)(4)(6)	Oil and Gas			11/30/2017	160,000	160,000	1	—

PR Wireless, Inc., $0.01 strike (Warrants)(6)	Telecommunications			6/24/2024	201	1,374,009	254,766	0.13%

Total Equity, Warrants and Other Investments					1,581,854	2,785,067	454,767	0.24%

Total Non-Controlled/Non-Affiliates					$340,548,216	$332,026,386	$321,361,926	172.28%

Liabilities in excess of other assets							(134,830,995)	(72.28%)
Net Assets							$186,530,931	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2015

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(7)	Diversified Financial Services			$102,000,000	$—	$2,099,255	1.13%
Embedded derivative - Notes Payable(7)	Diversified Financial Services			50,000,000	—	1,032,078	0.55%

Total Assets				152,000,000	—	3,131,333	1.68%

Liabilities
Total Return Swap(7)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(2,099,255)	(1.13%)
Total Return Swap(7)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(1,032,078)	(0.55%)

Total Liabilities				152,000,000	—	(3,131,333)	(1.68%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.4% of assets.
(5)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(6)	Security is non-income producing.
(7)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives - Notes Payable.

1M L    -    1 month LIBOR (0.19% as of September 30, 2015)

3M L    -    3 month LIBOR (0.33% as of September 30, 2015)

PIK      -    Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2015

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$19,750,000	$19,377,992	$19,355,000	9.83%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)	1.00%	3/30/2019	18,449,153	17,154,380	15,681,780	7.96%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,690,025	8,608,666	7,994,823	4.06%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,737,025	29,268,948	29,439,655	14.95%
Butler Burgher Group LLC(4)	Services	1M L + 13.25%(3)	0.25%	6/30/2017	8,099,265	7,995,819	8,504,227	4.32%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)	1.00%	6/19/2019	9,490,434	9,459,199	9,371,804	4.76%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	11,750,000	11,970,461	12,102,500	6.15%
Lightsquared, Inc.	Telecommunications	9.00% PIK(2)	—	12/30/2015	10,322,384	10,289,742	10,322,384	5.24%
Nathan’s Famous, Inc.	Food & Beverage	10.00%(3)		2/27/2020	4,000,000	4,000,000	4,240,000	2.15%
New Standard Energy Texas LLC	Oil and Gas	13.00%(5)	—	11/28/2016	7,553,718	7,393,106	6,798,346	3.45%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,830,000	15,345,653	15,567,750	7.90%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	6,552,623	6,440,615	6,421,571	3.26%
YRC Worldwide, Inc.(6)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	1/1/2020	19,762,342	19,645,621	19,268,283	9.78%

Total Senior Secured First Lien Debt Investments					170,986,969	166,950,202	165,068,123	83.81%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(7)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,771,381	19,300,000	9.80%
Bird Electric Enterprises, LLC	Utilities	3M L + 12.00%(3)	—	10/9/2020	15,000,000	14,724,441	14,700,000	7.46%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,519,966	21,580,000	10.96%
Maxim Crane	Industrial	3M L + 9.25%	1.00%	11/26/2018	10,000,000	10,074,647	10,075,000	5.12%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,233,148	14,904,000	7.57%
Physiotherapy Associates	Healthcare-Products/Services	3M L + 8.50%(3)	1.00%	6/4/2022	5,000,000	4,950,349	4,950,000	2.51%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%(3)	1.00%	10/23/2019	15,000,000	14,808,454	15,150,000	7.69%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,475,256	11,193,621	5.68%
Telular Corp.	Telecommunications	3M L + 8.00%(3)	1.25%	6/24/2020	7,500,000	7,420,438	7,481,250	3.80%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,725,000	15,729,588	15,646,375	7.94%
Trident USA Health Services, LLC	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,285	21,769,681	21,440,720	10.89%

Total Senior Secured Second Lien Debt Investments					163,843,100	158,477,349	156,420,966	79.42%
Unsecured Debt
Nexeo Solutions Holdings, LLC	Chemicals	8.38%		3/1/2018	9,000,000	7,880,021	8,280,000	4.21%

Total Unsecured Debt					9,000,000	7,880,021	8,280,000	4.21%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2015

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(6)(8)	Oilfield Services	9/30/2024	1,251,058	1,251,058	300,000	0.15%
Endeavour International Holding B.V., $3.01 strike (Warrants)(6)(8)	Oil and Gas	11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(8)	Telecommunications	6/24/2024	201	1,374,009	254,766	0.13%

Total Equity, Warrants and Other Investments			1,411,259	2,785,067	554,767	0.28%

Total Non-Controlled/Non-Affiliates			$345,241,328	$336,092,639	$330,323,856	167.72%

Liabilities in excess of other assets					(133,373,007)	(67.72%)
Net Assets					$196,950,849	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(9)	Diversified Financial Services			$102,000,000	$—	$1,263,087	0.64%
Embedded derivative - Notes Payable(9)	Diversified Financial Services			50,000,000	—	582,681	0.30%

Total Assets				152,000,000	—	1,845,768	0.94%

Liabilities
Total Return Swap(9)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,263,087)	(0.64%)
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(582,681)	(0.30%)

Total Liabilities				152,000,000	—	(1,845,768)	(0.94%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.2% of assets.
(7)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L  -  1 month LIBOR (0.19% as of June 30, 2015)

3M L  -  3 month LIBOR (0.28% as of June 30, 2015)

PIK    -  Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The Company may form certain additional taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income. During the three months ended September 30, 2015 and September 30, 2014, $756,691 and $264,311 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are determined by calculating the difference between the net proceeds from the disposition and the amortized cost basis of the investments, without regard to unrealized gains or losses previously recognized. Realized gains or losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the Unaudited Consolidated Statements of Operations.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $239,239 and $561,020 during the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2015 or June 30, 2015.

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

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

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

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. During the three months ended September 30, 2015 and September 30, 2014, the Company recorded distributions of $10.6 million and $4.6 million, respectively. The tax character of these distributions is expected to be 100% ordinary income.

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

As of September 30, 2015 and June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement.

l. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company has elected early adoption of this standard and determined there to be no material impact on its consolidated financial statements.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At September 30, 2015, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2015 and September 30, 2014, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended September 30,
	2015	2014
Investment purchases, at cost (including PIK interest)	$39,818,239	$54,606,137
Investment sales and repayments	44,754,364	30,018,581

The composition of the Company’s investments as of September 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$157,644,302	47.48%	$154,165,009	47.97%
Senior Secured Second Lien Debt Investments	161,193,259	48.55	155,932,150	48.52
Unsecured Debt	10,403,758	3.13	10,810,000	3.37
Equity, Warrants and Other Investments	2,785,067	0.84	454,767	0.14
Embedded derivative - Notes Payable	—	—	3,131,333	0.97
Total Return Swap	—	—	(3,131,333)	(0.97)

Total	$332,026,386	100.00%	$321,361,926	100.00%

The composition of the Company’s investments as of June 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$166,950,202	49.67%	$165,068,123	49.97%
Senior Secured Second Lien Debt Investments(1)	158,477,349	47.15	156,420,966	47.35
Unsecured Debt	7,880,021	2.35	8,280,000	2.51
Equity, Warrants and Other Investments	2,785,067	0.83	554,767	0.17
Embedded derivative - Notes Payable	—	—	1,845,768	0.56
Total Return Swap	—	—	(1,845,768)	(0.56)

Total	$336,092,639	100.00%	$330,323,856	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,864,935	16.45%
Healthcare-Products/Services	43,123,154	13.42
Telecommunications	41,991,202	13.07
Industrial	24,979,000	7.77
Automobiles and Components	21,356,922	6.65
Oilfield Services	20,586,339	6.41
Oil and Gas	20,540,001	6.39
Construction & Building	19,110,000	5.95
Media	18,200,000	5.66
Trucking and Leasing	14,356,752	4.47
Utilities	14,250,000	4.43
Cable	11,193,621	3.48
Chemicals	10,810,000	3.36
Services	8,000,000	2.49

Total	$321,361,926	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$49,272,525	14.92%
Healthcare-Products/Services	41,540,720	12.58
Entertainment and Leisure	29,439,655	8.91
Oil and Gas	28,378,347	8.59
Industrial	24,979,000	7.56
Oilfield Services	22,403,351	6.78
Automobiles and Components	20,097,323	6.08
Construction & Building	19,355,000	5.86
Media	19,300,000	5.84
Trucking and Leasing	19,268,283	5.83
Utilities	14,700,000	4.45
Cable	11,193,621	3.39
Pipelines	9,371,804	2.84
Services	8,504,227	2.58
Chemicals	8,280,000	2.51
Food & Beverage	4,240,000	1.28

Total	$330,323,856	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2015:

	Fair Value	Percentage Total Portfolio
U.S. Southwest	$74,063,741	23.05%
U.S. Midwest	66,017,295	20.54
U.S. West	49,081,534	15.27
U.S. Southeast	43,763,203	13.62
U.S. Mid-Atlantic	36,649,529	11.41
U.S. Northeast	33,586,624	10.45
Europe	18,200,000	5.66

Total	$321,361,926	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2015:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$77,395,477	23.43%
U.S. West	60,766,007	18.40
U.S. Southwest	57,563,573	17.43
U.S. Southeast	39,252,516	11.88
U.S. Northeast	38,959,188	11.79
U.S. Mid-Atlantic	37,087,095	11.23
Europe	19,300,000	5.84

Total	$330,323,856	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2015, the Company made investments in new and existing portfolio companies of approximately $31.4 million and $8.2 million, respectively, to which it was not previously contractually committed to provide the financial support. During the three months ended September 30, 2015, the Company did not make investments in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the Total Return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Unaudited Consolidated Statements of Operations.

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

The Company has determined that each of the Term Notes payable from SPV to UBS (discussed further in Note 5) contain an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivatives are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Unaudited Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at September 30, 2015.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$3,131,333	152,000,000	2
Embedded derivatives
Notes Payable	3,131,333	—	152,000,000	2

Gross fair value of derivative contracts	$3,131,333	$3,131,333
Counterparty netting	—	—

Net fair value of derivative contracts	3,131,333	3,131,333
Collateral not offset	—	—

Net amount	$3,131,333	$3,131,333

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2015.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$1,845,768	152,000,000	2
Embedded derivatives
Notes Payable	1,845,768	—	152,000,000	2

Gross fair value of derivative contracts	$1,845,768	$1,845,768
Counterparty netting	—	—

Net fair value of derivative contracts	1,845,768	1,845,768
Collateral not offset	—	—

Net amount	$1,845,768	$1,845,768

On September 26, 2014, the notional size of the Company’s derivative contract was increased from $126.5 million to $152.0 million.

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and September 30, 2014, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	September 30,
	2015	2014
Total Return Swaps	$(1,285,565)	$423,724
Embedded derivatives
Note Payable	1,285,565	(423,724)

Total	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$154,165,009	$154,165,009
Senior Secured Second Lien Debt Investments	—	—	155,932,150	155,932,150
Unsecured Debt	—	—	10,810,000	10,810,000
Equity, Warrants and Other Investments	—	—	454,767	454,767

Total Investments	—	—	321,361,926	321,361,926
Derivatives
Embedded derivative
Notes Payable	—	—	3,131,333	3,131,333

Total Derivatives	—	—	3,131,333	3,131,333

Total Assets	$—	$—	$324,493,259	$324,493,259

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(3,131,333)	$(3,131,333)

Total Derivatives	—	—	(3,131,333)	(3,131,333)
Total Liabilities	$—	$—	$(3,131,333)	$(3,131,333)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments (1)	$—	$—	$165,068,123	$165,068,123
Senior Secured Second Lien Debt Investments (1)	—	—	156,420,966	156,420,966
Unsecured Debt	—	—	8,280,000	8,280,000
Equity, Warrants and Other Investments	—	—	554,767	554,767

Total Investments	—	—	330,323,856	330,323,856
Derivatives
Embedded derivative
Notes Payable	—	—	1,845,768	1,845,768

Total Derivatives	—	—	1,845,768	1,845,768

Total Assets	$—	$—	$332,169,624	$332,169,624

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(1,845,768)	$(1,845,768)

Total Derivatives	—	—	(1,845,768)	(1,845,768)
Total Liabilities	$—	$—	$(1,845,768)	$(1,845,768)

(1)	Includes assets previously classified as Senior Secured Notes.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2015:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2015	$165,068,123	$156,420,966	$8,280,000	$554,767	$330,323,856
Purchases (including PIK interest)	25,646,989	9,975,000	4,196,250	—	39,818,239
Sales	(35,379,364)	(7,500,000)	(1,875,000)	—	(44,754,364)
Amortization	350,603	240,910	83,039	—	674,552
Net realized gains (losses)	75,872	—	119,448	—	195,320
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(1,597,214)	(3,204,726)	6,263	(100,000)	(4,895,677)

Balance as of September 30, 2015	$154,165,009	$155,932,150	$10,810,000	$454,767	$321,361,926

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2015	$(1,531,375)	$(3,143,913)	$6,263	$(100,000)	$(4,769,025)

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—
Net change in unrealized (depreciation) appreciation	(1,285,565)	1,285,565	—
Balance as of September 30, 2015	$(3,131,333)	$3,131,333	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2015	$(1,285,565)	$1,285,565	$—

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

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Unaudited Consolidated Statements of Operations.

During the three months ended September 30, 2015 and September 30, 2014, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2015 and June 30, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of September 30, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$154,165,009	Yield Analysis	Market Yields	12.5%	9.0% - 23.9%
Senior Secured Second Lien Debt Investments	155,932,150	Yield Analysis	Market Yields	11.3%	8.6% - 13.5%
Unsecured Debt	10,810,000	Yield Analysis	Market Yields	12.3%	12.3%
Equity, Warrants and Other Investments	454,767	EV Multiple	LTM EBITDA	6.6x	5.5x - 7.5x
Total Return Swaps	(3,131,333)	Other Approach	Intrinsic Value	N/A	N/A
Embedded derivatives - Note Payable	3,131,333	Other Approach	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$165,068,123	Yield Analysis	Market Yields	12.9%	7.4% - 24.1%
Senior Secured Second Lien Debt Investments	156,420,966	Yield Analysis	Market Yields	11.9%	9.1% - 15.8%
Unsecured Debt	8,280,000	Yield Analysis	Market Yields	12.4%	12.4%
Equity, Warrants and Other Investments	554,767	EV Multiple	LTM EBITDA	7.4x	5.3x - 7.5x
Total Return Swaps	(1,845,768)	Other Approach	Intrinsic Value	N/A	N/A
Embedded derivatives - Note Payable	1,845,768	Other Approach	Intrinsic Value	N/A	N/A

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, September 26, 2014, July 20, 2015 and August 14, 2015, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2018 with UBS. The Financing Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Financing Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Financing Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 5, 2013, as amended on September 26, 2014, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of September 30, 2015 and June 30, 2015, $49.4 and $48.8 million was outstanding on the Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2015 and June 30, 2015, the fair value of the Notes Payable was estimated at $151.4 million and $150.8 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2015, SPV had assets of $286.2 million, which included $277.3 million of the Company’s portfolio investments at fair value, $2.6 million of accrued interest receivable and $6.3 million in cash held by the trustee of the Financing Facility. As of June 30, 2015, SPV had assets of $298.8 million, which included $292.9 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $3.4 million in cash held by the trustee of the Financing Facility. For the three months ended September 30, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $142.2 million and 2.76%, respectively. For the three months ended September 30, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $93.0 million and 3.81%, respectively.

Note 6. Indemnification, Guarantees, Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

On November 3, 2015, the Company’s Board of Directors declared a regular quarterly distribution for the quarter ended December 31, 2015 of $0.3469 per share payable on January 5, 2016 to shareholders of record as of December 18, 2015.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments. As of September 30, 2015, the Company did not have any unfunded commitments.

The following table details the unfunded commitments as of June 30, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group LLC	$250,000	$—	0.50%	June 30, 2017

Total Unfunded Commitments	$250,000	$—

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of September 30, 2015, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned 1.2% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42% interest in the Adviser.

As of September 30, 2015, Stifel Venture Corp. (“Stifel”) owned 16% of the Company’s outstanding common stock, and also holds a 20% interest in the Adviser.

As of September 30, 2015, the Cyrus Funds owned approximately 28.01% of the Company’s outstanding common stock and a 38% interest in the Adviser.

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

For the three months ended September 30, 2015, $1,452,157 in base management fees were earned by the Adviser, of which $1,452,157 was payable at September 30, 2015. For the three months ended September 30, 2014, $1,107,453 in base management fees were earned by the Adviser, of which $0 were waived and $1,107,453 was payable at September 30, 2014.

For the three months ended September 30, 2015, the Company incurred $1,229,032 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of September 30, 2015, $1,101,891 in incentive fees are currently payable to the Adviser and $401,807 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2014, the Company incurred $905,252 of incentive fees related to pre-incentive fee net investment income, of which $582,829 was waived. As of September 30, 2014, $322,423 in incentive fees were currently payable to the Adviser and $64,206 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and were not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of September 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement. No realized gains incentive fees were earned or payable prior to September 30, 2014.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement on an as-needed basis. The Company incurred $276,951 and $191,420 of such costs incurred under the administration agreement for the three months ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015 and June 30, 2015, the Company recorded $206,250 and $137,500, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee received an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2015 and September 30, 2014, the Company recorded directors’ fees of $114,750 and $114,750, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended September 30,
	2015	2014
Net increase in net assets resulting from operations	$168,163	$4,593,440
Weighted average shares of common stock outstanding	13,668,193	13,666,666
Basic/diluted net increase in net assets from operations per share	$0.01	$0.34

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469

*	Special dividend

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the three months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30,
	2015		2014
	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$6,252,640	59%	$4,612,500	100%
Short-term capital gains	4,366,660	41	—	—
Long-term capital gains	—	—	—	—

Total	$10,619,300	100%	$4,612,500	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2015 and September 30, 2014.

	Three months ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Balance at beginning	$13,667,267	$200,357,871	$13,666,666	$200,349,990
Shareholder distributions	2,686	31,219	—	—

Balance at end	$13,669,953	$200,389,090	$13,666,666	$200,349,990

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.41	$14.65

Net investment income	0.36	0.34
Net realized and unrealized gains (losses)(2)	(0.34)	—

Net increase in net assets resulting from operations	0.02	0.34

Stockholder distributions(3)
Distributions from net investment income	(0.46)	(0.34)
Distributions from net realized gains	(0.32)	—

Net decrease in net assets resulting from stockholder distributions	(0.78)	(0.34)

Net asset value, end of period	$13.65	$14.65
Market value per share, end of period	$10.24	$13.21

Total return based on net asset value(4)(5)	(0.01)%	2.30%
Total return based on market value(5)(6)	(19.52)%	(7.00)%

Shares outstanding at end of period	13,669,953	13,666,666

Ratio/Supplemental Data:
Net assets, at end of period	$186,530,931	$200,197,761
Ratio of total expenses to average net assets(7)	10.34%	7.87%
Ratio of net expenses to average net assets(7)	10.34%	6.44%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(7)	2.76%	1.77%
Ratio of net investment income before fee waiver to average net assets(7)	10.07%	7.71%
Ratio of net investment income after fee waiver to average net assets(7)	10.07%	9.14%
Total Notes Payable	151,429,770	123,487,523
Asset Coverage Ratio(8)	2.23	2.62
Portfolio Turnover Rate(5)	12%	11%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	For the three months ended September 30, 2015, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Total return based on market value is based on the change in market price per share.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Loan Structuring Fee	$—	$367,843
Loan Amendment/Consent Fee	33,742	—
Royalty Income	—	—

Other Fee Income	$33,742	$367,843

Note 14. Tax Information

As of September 30, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$332,767,935

Gross unrealized appreciation	1,053,338
Gross unrealized depreciation	(12,459,347)

Net unrealized investment depreciation	$(11,406,009)

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

Subsequent to the three months ended September 30, 2015 through November 9, 2015, the Company invested $10.0 million in new and existing portfolio companies and received repayment or sales proceeds of $5.0 million.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this report on Form 10-Q. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations prepared by the Adviser and the independent valuation firm and makes a recommendation to our board of directors regarding our investments; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

As of September 30, 2015 and June 30, 2015, all of our investments were classified as Level 3 investments.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2015 and June 30, 2015, there were no investments on which we had ceased the accrual of cash or PIK interest income.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2015 and June 30, 2015, there were no loans placed on non-accrual status.

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014 and July 20, 2015, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 5, 2018 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 5, 2016. As of September 30, 2015, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of September 30, 2015 and June 30, 2015, we had $102.0 million and $102.0 million outstanding under the Term Financing, respectively, and $49.4 million and $48.8 million outstanding under the Revolving Facility, respectively.

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

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds, mezzanine loans and in the equity of portfolio companies through warrants and other instruments.

At September 30, 2015, our investment portfolio of $321.4 million (at fair value) consisted of investments in 23 portfolio companies, of which 48.0% were first lien investments, 48.5% were second lien investments, 3.4% were unsecured investments and 0.1% were equity and warrant positions. At September 30, 2015, our average and largest portfolio company investment at fair value was $14.0 million and $29.4 million, respectively.

As of September 30, 2015 and June 30, 2015, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.02% and 10.91%, respectively, and our weighted average total yield of debt and income producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.77% and 11.27%, respectively.

The industry composition of our portfolio at fair value at September 30, 2015 was as follows:

Percentage of Total Portfolio
Entertainment and Leisure	$16.45%
Healthcare-Products/Services	13.42
Telecommunications	13.07
Industrial	7.77
Automobiles and Components	6.65
Oilfield Services	6.41
Oil and Gas	6.39
Construction & Building	5.95
Media	5.66
Trucking and Leasing	4.47
Utilities	4.43
Cable	3.48
Chemicals	3.36
Services	2.49

Total	$100.00%

During the three months ended September 30, 2015, we added five new investments totaling approximately $39.6 million. Two of these investments were in new portfolio companies. Of the new investments, 64.2% consisted of first lien investments, 25.2% second lien investments, and 10.6% unsecured investments.

At June 30, 2015, our investment portfolio of $330.3 million (at fair value) consisted of investments in 26 portfolio companies, of which 50.0% were first lien investments, 47.3% were second lien investments, 2.5% were unsecured investments, and 0.2% were equity and warrant positions. At June 30, 2015, our average and largest portfolio company investment at fair value was $12.7 million and $29.4 million, respectively.

At September 30, 2015, 82.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 17.5% bore interest at fixed rates. At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015, we had no investments with unfunded commitments. As of June 30, 2015, we had one such investments with aggregate unfunded commitments of $250,000.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015, we had no investments with unfunded commitments. As of June 30, 2015, we had one such investments with aggregate unfunded commitments of $250,000.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of September 30, 2015			As of June 30, 2015
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	292,565625	91.2	20	307,288,963	93.2	23
3	28,341,534	8.8	2	15,681,780	4.8	1
4	—	—	—	6,798,345	2.0	1
5	—	—	—	—	—	—

Total	$320,907,159	100.0%	22	$329,769,088	100.0%	25

Results of Operations

Comparison of the three months ended September 30, 2015 and September 30, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2015 increased to $9.9 million from $7.9 million for the three months ended September 30, 2014, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the three months ended September 30, 2015 increased to $5.0 million from $3.2 million for the three months ended September 30, 2014, due primarily to an increase in base and incentive management fees payable to our Adviser, an increase in interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio.

Net investment income

Net investment income increased to $4.9 million for the three months ended September 30, 2015 from $4.6 million for the three months ended September 30, 2014, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period.

Net realized gain or loss

The net realized gain on investments totaled $0.2 million for the three months ended September 30, 2015, primarily due to the gain on sale of investment in Nathan’s Famous Inc., and a portion of Nexio Solutions Holdings LLC, partially offset by loss on sale of our investment in Crestwood Holdings, LLC and a portion of YRC Worldwide, Inc.

The net realized loss on investments totaled $0.1 million for the three months ended September 30, 2014, due to gains and losses on sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $4.9 million for the three months ended September 30, 2015, primarily due to decline in fair value of our investments in AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy, AM General and Trident.

During the three months ended September 30, 2014, we recorded a net unrealized gain of $0.1 million due to increase in the fair value of several portfolio company investments.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2015, our cash balance decreased by $2.2 million. During that period, we generated $7.8 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $44.8 million, offset by investments of $39.6 million in portfolio companies. During the same period, we used $10.0 million towards financing activities, consisting primarily of distributions to our shareholders.

Capital Resources

As of September 30, 2015, we had $19.3 million of cash as well as $6.3 million in restricted cash and $0.6 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments, investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

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

Investment Advisory Agreement

On February 5, 2014, upon the Company’s election to be regulated as a BDC, the Company entered into the Advisory Agreement with the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a base management fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage, and excluding cash and cash equivalents and “fair value of derivatives associated with the Company’s financing”, and an incentive fee consisting of two parts.

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

For the three months ended September 30, 2015, $1,452,157 in base management fees were earned by the Adviser, of which $1,452,157 was payable at September 30, 2015. For the three months ended September 30, 2014, $1,107,453 in base management fees were earned by the Adviser, of which $0 were waived and $1,107,453 was payable at September 30, 2014.

For the three months ended September 30, 2015, the Company incurred $1,229,032 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of September 30, 2015, $1,101,891 in incentive fees are currently payable to the Adviser and $401,807 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2014, the Company incurred $905,252 of incentive fees related to pre-incentive fee net investment income, of which $582,829 was waived. As of September 30, 2014, $322,423 in incentive fees are currently payable to the Adviser and $64,206 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains (described in more detail below). As of September 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement. No realized gains incentive fees were earned or payable prior to September 30, 2014.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, we did not have any off-balance sheet arrangements. As of June 30, 2015, our off-balance sheet arrangements consisted of $250,000 of unfunded commitments to one of our portfolio companies.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015, 82.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at September 30, 2015, a 1.00% increase in interest rates would decrease our net interest income by approximately 0.6% and a 2.00% increase in interest rates would increase our net interest income by approximately 5.25%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2015, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, except as described below.

Our investments in the entertainment industry face considerable uncertainties including significant technological developments.

Our investments in portfolio companies that operate in the entertainment industry represent approximately 16.45% of our total portfolio as of September 30, 2015. Portfolio companies in the entertainment sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Portfolio companies in the entertainment industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If a portfolio company is unable to participate in new product or distribution technologies, its results of operations may suffer. Adverse economic, business, or regulatory developments affecting the entertainment sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

11.1	Computation of Per Share Earnings (included in “Note 9. Earnings Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM FINANCE INC

Dated: November 9, 2015

/s/ Michael C. Mauer
Name: Michael C. Mauer
Title: Chief Executive Officer

/s/ Jai Agarwal
Name: Jai Agarwal
Title: Chief Financial Officer