Form 10-Q
period 2015-12-31
CM Finance Inc
filed 2016-02-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

CM FINANCE INC

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Lexington Ave

Floor 26

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 4, 2016 was 13,678,521.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2015 (Unaudited)	June 30, 2015
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $325,256,635 and $336,092,639, respectively)	$292,773,149	$330,323,856
Derivatives, at fair value (cost $0 and $0, respectively)	12,081,994	1,845,768
Cash	16,419,289	21,535,492
Cash, restricted	9,678,911	3,433,704
Interest receivable	2,554,627	2,900,804
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	54,035	232,704

Total Assets	$333,748,518	$360,458,841

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	44,391,680	48,847,459
Deferred debt issuance costs	(2,238,881)	(2,331,035)

Notes Payable, net	144,152,799	148,516,424
Payable for investments purchased	112,523	2,988,655
Distributions payable	4,742,575	4,741,174
Derivatives, at fair value (cost $0 and $0, respectively)	12,081,994	1,845,768
Base management fees payable	2,897,155	1,420,978
Income-based incentive fees payable	1,503,698	1,723,260
Deferred financing costs payable	879,042	1,525,000
Interest payable	186,364	168,658
Accrued expenses and other liabilities	787,205	578,075

Total Liabilities	167,343,355	163,507,992

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,671,302 and 13,667,267 shares issued and outstanding, respectively)	13,671	13,667
Additional paid-in capital	199,463,837	199,418,478
Accumulated net realized gain (loss)	(364,336)	3,700,400
Distributions in excess of net investment income	(224,523)	(412,913)
Net unrealized depreciation on investments	(32,483,486)	(5,768,783)

Total Net Assets	166,405,163	196,950,849

Total Liabilities and Net Assets	$333,748,518	$360,458,841

Net Asset Value Per Share	$12.17	$14.41

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Investment Income:
Interest income	$8,707,519	$8,888,600	$18,303,132	$15,820,606
Payment in-kind interest income	721,364	162,832	960,603	723,852
Other fee income	529,819	155,919	563,561	523,762

Total investment income	9,958,702	9,207,351	19,827,296	17,068,220

Expenses:
Interest expense	1,007,104	895,438	1,992,092	1,614,314
Amortization of deferred debt issuance costs	364,195	340,590	712,654	513,482
Base management fees	1,444,998	1,270,688	2,897,155	2,378,141
Income-based incentive fees	—	1,160,012	1,229,032	2,129,470
Capital gains incentive fees	—	764,821	—	902,870
Custodian and administrator fees	136,038	81,467	222,682	170,157
Directors’ fees	96,750	96,750	211,500	211,500
Professional fees	172,434	397,008	464,768	607,231
Allocation of administrative costs from advisor	161,180	153,418	438,131	344,838
Insurance expense	102,443	110,747	188,646	221,493
Other expenses	158,475	60,777	287,031	207,467

Total expenses	3,643,617	5,331,716	8,643,691	9,300,963
Waiver of income-based incentive fees	—	—	—	(582,829)
Waiver of capital gains incentive fees	—	(736,865)	—	(874,914)

Net expenses	3,643,617	4,594,851	8,643,691	7,843,220

Net investment income	6,315,085	4,612,500	11,183,605	9,225,000

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains on investments	106,604	1,044,073	301,924	920,475
Net change in unrealized appreciation (depreciation) on investments	(21,819,026)	2,427,371	(26,714,703)	2,531,909

Net realized and unrealized gains (losses)	(21,712,422)	3,471,444	(26,412,779)	3,452,384

Net increase (decrease) in net assets resulting from operations	$(15,397,337)	$8,083,944	$(15,229,174)	$12,677,384

Basic and diluted:
Net investment income per share	$0.46	$0.34	$0.82	$0.68
Earnings (loss) per share	$(1.13)	$0.59	$(1.11)	$0.93
Weighted Average Shares of Common Stock Outstanding	13,671,273	13,666,666	13,669,733	13,666,666

Distributions declared per common share	$0.3469	$0.3375	$1.1238	$0.6750

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended December 31,
	2015	2014

Net assets at beginning of period	$196,950,849	$200,216,821

Increase (decrease) in net assets resulting from operations
Net investment income	11,183,605	9,225,000
Net realized gain on investments	301,924	920,475
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(26,714,703)	2,531,909

Net increase (decrease) in net assets from operations	(15,229,174)	12,677,384

Capital transactions
Reinvestments of shareholder distributions	45,363	—
Distributions from net investment income	(10,995,215)	(9,225,000)
Distributions from net realized gains	(4,366,660)	—

Net decrease in net assets resulting from capital transactions	(15,316,512)	(9,225,000)

Total increase (decrease) in net assets	(30,545,686)	3,452,384

Net assets at end of period (including distributions in excess of net investment income of $(224,523) and $(635,839), respectively)	$166,405,163	$203,669,205

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(15,229,174)	$12,677,384

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(49,695,702)	(103,371,787)
Payment in kind interest	(960,603)	(723,852)
Sales and repayments of investments	62,943,320	66,388,512
Net realized gain on investments in securities	(301,924)	(920,475)
Net change in unrealized (appreciation) depreciation on investments	26,714,703	(2,531,909)
Amortization of discount/premium on investments	(1,149,087)	(1,274,373)
Amortization of deferred debt issuance costs	712,654	513,482
Net (increase) decrease in operating assets:
Cash, restricted	(6,245,207)	2,746,154
Interest receivable	346,177	(600,393)
Prepaid expenses and other assets	178,669	223,708
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(2,876,132)	(16,660,000)
Interest payable	17,706	60,845
Accrued expenses and other liabilities	209,130	37,263
Base management fees payable	1,476,177	957,453
Income-based incentive fees payable	(219,562)	1,224,218
Capital gains incentive fees payable	—	27,956

Net Cash Provided by (Used in) Operating Activities	15,921,145	(41,225,814)

Cash Flows from Financing Activities
Payment for deferred financing costs	(1,266,458)	(1,541,021)
Distributions to shareholders	(15,315,111)	(9,225,000)
Proceeds from borrowing on term loan	—	25,500,000
Proceeds from borrowing on revolving credit facility	34,939,022	78,768,294
Repayments of borrowing on revolving credit facility	(39,394,801)	(48,418,895)

Net Cash Provided by (Used in) Financing Activities	(21,037,348)	45,083,378

Net Change in Cash	(5,116,203)	3,857,564

Cash
Beginning of period	21,535,492	24,698,073

End of period	$16,419,289	$28,555,637

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,974,386	$1,675,159
Shares issued pursuant to Dividend Reinvestment Plan	45,363	—

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2015

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$19,250,000	$18,907,228	$18,480,000	11.11%
AAR Intermediate Holdings, LLC	Oilfield Services	15.00% PIK	—	3/30/2019	18,298,281	17,206,318	11,893,883	7.15%
AM General, LLC	Automobiles and Components	3M L + 9.00%	1.25%	3/22/2018	8,666,667	8,600,517	7,280,000	4.38%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,586,076	29,169,974	29,142,285	17.51%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	13,660,000	13,902,182	13,660,000	8.21%
Land Holdings I, LLC	Entertainment and Leisure	12.00%(3)	—	6/26/2019	23,500,000	23,453,978	23,970,000	14.40%
NS NWN Acquisition LLC	Information Technology	3M L + 9.00%(3)	1.00%	10/16/2020	9,937,500	9,738,750	9,738,750	5.85%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,745,000	15,378,584	15,489,125	9.31%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%(3)	0.50%	5/2/2019	6,293,918	6,197,044	5,947,753	3.57%
YRC Worldwide, Inc.(4)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	2/13/2019	14,687,406	14,613,744	12,998,354	7.81%

Total Senior Secured First Lien Debt Investments(6)					160,624,848	157,168,319	148,600,150	89.30%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(5)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,830,764	16,600,000	9.97%
Bird Electric Enterprises, LLC(8)	Utilities	3M L + 12.00%, 3.00% PIK(3)	—	10/9/2020	15,037,500	14,779,977	7,518,750	4.52%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,662,258	16,900,000	10.15%
Language Line	Services	3M L + 9.75%(3)	1.00%	7/7/2022	8,000,000	7,953,674	8,000,000	4.81%
Maxim Crane	Industrial	3M L + 9.25%(3)	1.00%	11/26/2018	10,000,000	10,064,035	10,000,000	6.01%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,309,109	11,664,000	7.01%
RCHP, Inc.	Healthcare-Products/Services	3M L + 9.50%(3)	1.00%	10/23/2019	17,000,000	16,849,151	17,000,000	10.22%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,539,815	11,481,351	11,193,620	6.73%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,725,000	15,729,137	15,489,125	9.31%
Trident USA Health Services, LLC	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,778,697	20,674,980	12.42%

Total Senior Secured Second Lien Debt Investments					161,380,601	156,438,153	135,040,475	81.15%
Unsecured Debt
Nexeo Solutions Holdings, LLC	Chemicals	8.38%	—	3/1/2018	9,500,000	8,710,073	8,977,500	5.40%

Total Unsecured Debt					9,500,000	8,710,073	8,977,500	5.40%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(6)
AAR Intermediate Holdings, LLC (Warrants)(4)	Oilfield Services			9/30/2024	1,421,653	1,251,058	—	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(4)	Oil and Gas			11/30/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology				154	155,023	155,023	0.09%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications			6/24/2024	201	1,374,009	—	—

Total Equity, Warrants and Other Investments					1,582,008	2,940,090	155,024	0.09%

Total Non-Controlled/Non-Affiliates					$333,087,457	$325,256,635	$292,773,149	175.94%

Liabilities in excess of other assets							(126,367,986)	(75.94%)
Net Assets							$166,405,163	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2015

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative— Notes Payable(7)	Diversified Financial Services			$102,000,000	$—	$8,329,025	5.00%
Embedded derivative— Notes Payable(7)	Diversified Financial Services			50,000,000	—	3,752,969	2.26%

Total Assets				152,000,000	—	12,081,994	7.26%

Liabilities
Total Return Swap(6)(7)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(8,329,025)	(5.00%)
Total Return Swap(6)(7)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(3,752,969)	(2.26%)

Total Liabilities				152,000,000	—	(12,081,994)	(7.26%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(5)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(6)	Securities are non-income producing.
(7)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.
(8)	Classified as non-accrual asset effective December 31, 2015.

1M L –	1 month LIBOR (0.43% as of December 31, 2015)
3M L –	3 month LIBOR (0.61% as of December 31, 2015)
PIK –	Payment-In-Kind

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2015

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(6)(8)	Oilfield Services	9/30/2024	1,251,058	1,251,058	300,000	0.15%
Endeavour International Holding B.V., $3.01 strike (Warrants)(6)(8)	Oil and Gas	11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(8)	Telecommunications	6/24/2024	201	1,374,009	254,766	0.13%

Total Equity, Warrants and Other Investments			1,411,259	2,785,067	554,767	0.28%

Total Non-Controlled/Non-Affiliates			$345,241,328	$336,092,639	$330,323,856	167.72%

Liabilities in excess of other assets					(133,373,007)	(67.72%)
Net Assets					$196,950,849	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(9)	Diversified Financial Services			$102,000,000	$—	$1,263,087	0.64%
Embedded derivative—Notes Payable(9)	Diversified Financial Services			50,000,000	—	582,681	0.30%

Total Assets				152,000,000	—	1,845,768	0.94%

Liabilities
Total Return Swap(9)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,263,087)	(0.64%)
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(582,681)	(0.30%)

Total Liabilities				152,000,000	—	(1,845,768)	(0.94%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.2% of assets.
(7)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L –	1 month LIBOR (0.19% as of June 30, 2015)
3M L –	3 month LIBOR (0.28% as of June 30, 2015)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2015

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

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2015, $46,565 and $803,256 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and six months ended December 31, 2014, $794,637 and $1,058,948 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $721,364 and $960,603 during the three and six months ended December 31, 2015, respectively. The Company earned PIK interest of $162,832 and $723,852 during the three and six months ended December 31, 2014, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

d. Earnings per Share

Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

e. Distributions

Dividends and distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s shareholders, unless a shareholder elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash distribution, then the Company’s shareholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

i. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 –Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of December 31, 2015 or June 30, 2015.

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

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code which differs from GAAP. During the three and six months ended December 31, 2015, the Company recorded distributions of $4.8 million and $15.4 million, respectively. The tax character of substantially all of these distributions is expected to be ordinary income. During the three and six months ended December 31, 2014, the Company recorded distributions of $4.6 million and $9.2 million, respectively.

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

As of December 31, 2015 and June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At December 31, 2015, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2015 and December 31, 2014, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Investment purchases, at cost (including PIK interest)	$10,838,066	$49,489,502	$50,656,305	$104,095,639
Investment sales and repayments	18,188,956	36,369,931	62,943,320	66,388,512

The composition of the Company’s investments as of December 31, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$157,168,319	48.32%	$148,600,150	50.76%
Senior Secured Second Lien Debt Investments	156,438,153	48.10	135,040,475	46.12
Unsecured Debt	8,710,073	2.68	8,977,500	3.07
Equity, Warrants and Other Investments	2,940,090	0.90	155,024	0.05
Embedded derivative— Notes Payable	—	—	12,081,994	4.13
Total Return Swap	—	—	(12,081,994)	(4.13)

Total	$325,256,635	100.00%	$292,773,149	100.00%

The composition of the Company’s investments as of June 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$166,950,202	49.67%	$165,068,123	49.97%
Senior Secured Second Lien Debt Investments(1)	158,477,349	47.15	156,420,966	47.35
Unsecured Debt	7,880,021	2.35	8,280,000	2.51
Equity, Warrants and Other Investments	2,785,067	0.83	554,767	0.17
Embedded derivative— Notes Payable	—	—	1,845,768	0.56
Total Return Swap	—	—	(1,845,768)	(0.56)

Total	$336,092,639	100.00%	$330,323,856	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$53,112,285	18.14%
Healthcare-Products/Services	37,674,980	12.87
Telecommunications	30,978,250	10.58
Industrial	21,664,000	7.40
Automobiles and Components	20,940,000	7.15
Construction & Building	18,480,000	6.31
Oilfield Services	17,841,636	6.10
Oil and Gas	16,900,001	5.77
Media	16,600,000	5.67
Trucking and Leasing	12,998,354	4.44
Cable	11,193,620	3.82
Information Technology	9,893,773	3.38
Chemicals	8,977,500	3.07
Services	8,000,000	2.73
Utilities	7,518,750	2.57

Total	$292,773,149	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$49,272,525	14.92%
Healthcare-Products/Services	41,540,720	12.58
Entertainment and Leisure	29,439,655	8.91
Oil and Gas	28,378,347	8.59
Industrial	24,979,000	7.56
Oilfield Services	22,403,351	6.78
Automobiles and Components	20,097,323	6.08
Construction & Building	19,355,000	5.86
Media	19,300,000	5.84
Trucking and Leasing	19,268,283	5.83
Utilities	14,700,000	4.45
Cable	11,193,621	3.39
Pipelines	9,371,804	2.84
Services	8,504,227	2.58
Chemicals	8,280,000	2.51
Food & Beverage	4,240,000	1.28

Total	$330,323,856	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2015:

	Fair Value	Percentage Total Portfolio
U.S. Southwest	$70,724,039	24.16%
U.S. Midwest	63,611,974	21.73
U.S. Southeast	41,466,625	14.16
U.S. West	36,312,633	12.40
U.S. Mid-Atlantic	36,164,105	12.35
U.S. Northeast	27,893,773	9.53
Europe	16,600,000	5.67

Total	$292,773,149	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2015:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$77,395,477	23.43%
U.S. West	60,766,007	18.40
U.S. Southwest	57,563,573	17.43
U.S. Southeast	39,252,516	11.88
U.S. Northeast	38,959,188	11.79
U.S. Mid-Atlantic	37,087,095	11.23
Europe	19,300,000	5.84

Total	$330,323,856	100.00%

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2015, the Company made investments in new and existing portfolio companies of approximately $41.3 million and $8.2 million, respectively, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2015, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2015.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$12,081,994	152,000,000	2
Embedded derivatives
Notes Payable	12,081,994	—	152,000,000	2

Gross fair value of derivative contracts	$12,081,994	$12,081,994
Counterparty netting	—	—

Net fair value of derivative contracts	12,081,994	12,081,994
Collateral not offset	—	—

Net amount	$12,081,994	$12,081,994

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015 and December 31, 2014, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Total Return Swaps	$(8,950,661)	$(2,643,805)	$(10,236,226)	$(2,220,081)
Embedded derivatives
Note Payable	8,950,661	2,643,805	10,236,226	2,220,081

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$148,600,150	$148,600,150
Senior Secured Second Lien Debt Investments	—	—	135,040,475	135,040,475
Unsecured Debt	—	—	8,977,500	8,977,500
Equity, Warrants and Other Investments	—	—	155,024	155,024

Total Investments	—	—	292,773,149	292,773,149
Derivatives
Embedded derivative
Notes Payable	—	—	12,081,994	12,081,994

Total Derivatives	—	—	12,081,994	12,081,994

Total Assets	$—	$—	$304,855,143	$304,855,143

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(12,081,994)	$(12,081,994)

Total Derivatives	—	—	(12,081,994)	(12,081,994)

Total Liabilities	$—	$—	$(12,081,994)	$(12,081,994)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments(1)	$—	$—	$165,068,123	$165,068,123
Senior Secured Second Lien Debt Investments(1)			156,420,966	156,420,966
Unsecured Debt	—	—	8,280,000	8,280,000
Equity, Warrants and Other Investments	—	—	554,767	554,767

Total Investments	—	—	330,323,856	330,323,856
Derivatives
Embedded derivative
Notes Payable	—	—	1,845,768	1,845,768

Total Derivatives	—	—	1,845,768	1,845,768

Total Assets	$—	$—	$332,169,624	$332,169,624

Liabilities
Derivatives
Total Return Swaps	—	—	(1,845,768)	(1,845,768)

Total Derivatives	—	—	(1,845,768)	(1,845,768)

Total Liabilities	$—	$—	$(1,845,768)	$(1,845,768)

(1)	Includes assets previously classified as Senior Secured Notes.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2015:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2015	$165,068,123	$156,420,966	$8,280,000	$554,767	$330,323,856
Purchases (including PIK interest)	36,292,532	10,012,500	4,196,250	155,023	50,656,305
Sales	(46,723,320)	(12,450,000)	(3,770,000)	—	(62,943,320)
Amortization	573,034	401,241	174,812	—	1,149,087
Net realized gains (losses)	75,871	(2,937)	228,990	—	301,924
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(6,686,090)	(19,341,295)	(132,552)	(554,766)	(26,714,703)

Balance as of December 31, 2015	$148,600,150	$135,040,475	$8,977,500	$155,024	$292,773,149

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2015	$(6,587,187)	$(19,280,830)	$(132,552)	$—	$(26,000,569)

	Total Return Swaps	Embedded derivatives- Notes Payable	Total Derivatives
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—
Net change in unrealized (depreciation) appreciation	(10,236,226)	10,236,226	—

Balance as of December 31, 2015	$(12,081,994)	$12,081,994	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2015	$(10,236,226)	$10,236,226	$—

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

During the six months ended December 31, 2015, the Company did not transfer any investments among Levels 1 and 2 and 3. During the six months ended December 31, 2014, the Company transferred assets from Level 3 to Level 2 due to the initial public offering of a portfolio company.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2015 and June 30, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of December 31, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$148,600,150	Yield Analysis	Market Yields	13.5%	9.4% - 25.7%
Senior Secured Second Lien Debt Investments	141,356,225	Yield Analysis	Market Yields	14.1%	9.3% - 24.1%
Unsecured Debt	8,977,500	Yield Analysis	Market Yields	11.3%	11.3%
Equity, Warrants and Other Investments	155,024	Recent Transaction	N/A	N/A	Cost
Total Return Swaps	—	Other Approach	Intrinsic Value	N/A	N/A
Embedded derivatives—Note Payable	—	Other Approach	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$165,068,123	Yield Analysis	Market Yields	12.9%	7.4% - 24.1%
Senior Secured Second Lien Debt Investments	156,420,966	Yield Analysis	Market Yields	11.9%	9.1% - 15.8%
Unsecured Debt	8,280,000	Yield Analysis	Market Yields	12.4%	12.4%
Equity, Warrants and Other Investments	554,767	EV Multiple	LTM EBITDA	7.4x	5.3x - 7.5x
Total Return Swaps	(1,845,768)	Other Approach	Intrinsic Value	N/A	N/A
Embedded derivatives—Note Payable	1,845,768	Other Approach	Intrinsic Value	N/A	N/A

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

On December 5, 2013, as amended on September 26, 2014, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of December 31, 2015 and June 30, 2015, $44.4 and $48.8 million was outstanding on the Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2015 and June 30, 2015, the fair value of the Notes Payable was estimated at $146.4 million and $150.8 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2015, SPV had assets of $269.9 million, which included $263.9 million of the Company’s portfolio investments at fair value, $2.3 million of accrued interest receivable and $3.7 million in cash held by the trustee of the Financing Facility. As of June 30, 2015, SPV had assets of $298.8 million, which included $292.9 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $3.4 million in cash held by the trustee of the Financing Facility. For the three and six months ended December 31, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $147.5 million and 2.72%, respectively, and $144.8 million and 2.74%, respectively. For the three and six months ended December 31, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $121.0 million and 4.05%, respectively, and $107.0 and 3.95%, respectively.

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

On February 2, 2016, the Company’s Board of Directors declared a regular quarterly distribution for the quarter ended March 31, 2016 of $0.3516 per share payable on April 7, 2016 to shareholders of record as of March 18, 2016.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments. As of December 31, 2015, the Company did not have any unfunded commitments.

The following table details the unfunded commitments as of June 30, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group LLC	$250,000	$—	0.50%	June 30, 2017

Total Unfunded Commitments	$250,000	$—

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of December 31, 2015, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned approximately 1.79% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42% interest in the Adviser.

As of December 31, 2015, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20% interest in the Adviser.

As of December 31, 2015, the Cyrus Funds owned approximately 27.9% of the Company’s outstanding common stock and a 38% economic interest in the Adviser.

In connection with the Offering, the Adviser paid $3.45 million or 50% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

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

The Adviser has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Company.

For the three and six months ended December 31, 2015, $1,444,998 and $2,897,155 in base management fees were earned by the Adviser, respectively, of which $2,897,155 was payable at December 31, 2015. For the three and six months ended December 31, 2014, $1,270,688 and $2,378,141 in base management fees were earned by the Adviser, respectively, of which $1,270,690 was payable at December 31, 2014.

For the three and six months ended December 31, 2015, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of December 31, 2015, $1,160,353 of such incentive fees are currently payable to the Adviser and $343,345 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2014, the Company incurred $1,102,923 and $2,008,175, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $582,829, respectively, was waived. As of December 31, 2014, $1,102,923 of such incentive fees are currently payable to the Adviser and $121,295 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of December 31, 2015 and June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals through a services agreement with Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement on an as-needed basis. The Company incurred costs of $161,180 and $438,131 under the administration agreement for the three and six months ended December 31, 2015, respectively. The Company incurred costs of $153,418 and $344,838 under the administration agreement for the three and six months ended December 31, 2014, respectively.

As of December 31, 2015 and June 30, 2015, the Company recorded $206,250 and $137,500, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and six months ended December 31, 2015, the Company recorded directors’ fees of $96,750 and $211,500, of which none were payable at December 31, 2015. For the three and six months ended December 31, 2014, the Company recorded directors’ fees of $96,750 and $211,500, respectively, of which none were payable at December 31, 2014.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net increase (decrease) in net assets resulting from operations	$(15,397,337)	$8,083,944	$(15,229,174)	$12,677,384
Weighted average shares of common stock outstanding	13,671,273	13,666,666	13,669,733	13,666,666
Basic/diluted net increase (decrease) in net assets from operations per share	$(1.13)	$0.59	$(1.11)	$0.93

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516

*Special	dividend

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the six months ended December 31, 2015 and December 31, 2014:

	Six months ended December 31,
	2015		2014
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$15,361,875	100%	$9,225,000	100%
Long-term capital gains	—	—	—	—

Total	$15,361,875	100%	$9,225,000	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2015 and December 31, 2014.

	Six months ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Balance at beginning	$13,667,267	$200,357,871	$13,666,666	$200,349,990
Shareholder distributions	4,035	45,363	—	—

Balance at end	$13,671,302	$200,403,234	$13,666,666	$200,349,990

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Six months ended December 31, 2015	Six months ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$14.41	$14.65

Net investment income	0.818	0.675
Net realized and unrealized gains (losses)(2)	(1.934)	0.250

Net increase (decrease) in net assets resulting from operations	(1.116)	0.925

Capital transactions(3)
Distributions from net investment income	(0.804)	(0.675)
Distributions from net realized gains	(0.320)	—

Net decrease in net assets resulting from capital transactions	(1.124)	(0.675)

Net asset value, end of period	$12.17	$14.90
Market value per share, end of period	$10.02	$11.00

Total return based on net asset value(4)(5)	(8.71)%	6.39%
Total return based on market value(5)(6)	(18.76)%	(20.05)%

Shares outstanding at end of period	13,671,302	13,666,666

Ratio/Supplemental Data:
Net assets, at end of period	$166,405,163	$203,669,205
Ratio of total expenses to average net assets(7)	9.38%	9.16%
Ratio of net expenses to average net assets(7)	9.38%	7.72%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(7)	2.94%	2.10%
Ratio of net investment income before fee waiver to average net assets(7)	12.14%	7.65%
Ratio of net investment income after fee waiver to average net assets(7)	12.14%	9.09%
Total Notes Payable	146,391,680	141,440,713
Asset Coverage Ratio(8)	2.14	2.44
Portfolio Turnover Rate(5)	16%	23%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	For the six months ended December 31, 2015, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.

(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Total return based on market value is based on the change in market price per share.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2015 and December 31, 2014:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Loan Structuring Fee	$—	$—	$—	$300,000
Loan Amendment/Consent Fee	529,819	114,506	563,561	151,074
Royalty Income	—	41,413	—	72,688

Other Fee Income	$529,819	$155,919	$563,561	$523,762

Note 14. Tax Information

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$325,999,881

Gross unrealized appreciation	1,091,165
Gross unrealized depreciation	(34,317,897)

Net unrealized investment depreciation	$(33,226,732)

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

Subsequent to the quarter ended December 31, 2015, there were no significant investments and sales/repayments.

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

Our primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement (the “Administration Agreement”) with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations prepared by the Adviser and the independent valuation firm and makes a recommendation to our board of directors regarding the fair value of our investments; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

As of December 31, 2015 and June 30, 2015, all of our investments were classified as Level 3 investments.

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

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

We may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2015, we placed our investment in Bird Electric Enterprises, LLC on non-accrual status. As of June 30, 2015, there were no investments on which we had ceased the accrual of cash or PIK interest income.

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

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014 and July 20, 2015, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 5, 2018 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 5, 2016. As of December 31, 2015, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of December 31, 2015 and June 30, 2015, we had $102.0 million and $102.0 million outstanding under the Term Financing, respectively, and $44.4 million and $48.8 million outstanding under the Revolving Facility, respectively.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable under the Advisory Agreement between us and the Adviser, and administration fees and the allocable portion of overhead under the Administration Agreement between us and the Adviser. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

At December 31, 2015, our investment portfolio of $292.8 million (at fair value) consisted of investments in 22 portfolio companies, of which 50.7% were first lien investments, 46.1% were second lien investments, 3.1% were unsecured investments and 0.1% were equity and warrant positions. At December 31, 2015, our average and largest portfolio company investment at fair value was $13.3 million and $29.1 million, respectively.

As of December 31, 2015 and June 30, 2015, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.31% and 10.91%, respectively.

The industry composition of our portfolio at fair value at December 31, 2015 was as follows:

Percentage of Total Portfolio
Entertainment and Leisure	18.14%
Healthcare-Products/Services	12.87
Telecommunications	10.58
Industrial	7.40
Automobiles and Components	7.15
Construction & Building	6.31
Oilfield Services	6.10
Oil and Gas	5.77
Media	5.67
Trucking and Leasing	4.44
Cable	3.82
Information Technology	3.38
Chemicals	3.07
Services	2.73
Utilities	2.57

Total	100.00%

During the six months ended December 31, 2015, we added six new investments totaling approximately $49.5 million. Three of these investments were in new portfolio companies. Of the new investments, 71.1% consisted of first lien investments, 20.1% second lien investments, 8.5% unsecured investments and 0.3% in equity and warrant positions.

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

At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 19.6% bore interest at fixed rates. At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015, we had no investments with unfunded commitments. As of June 30, 2015, we had one such investment with aggregate unfunded commitments of $250,000.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of December 31, 2015			As of June 30, 2015
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	261,541,492	89.4	18	307,288,963	93.2	23
3	11,664,000	4.0	1	15,681,780	4.8	1
4	19,412,633	6.6	2	6,798,345	2.0	1
5	—	—	—	—	—	—

Total	$292,618,126	100.0%	21	$329,769,088	100.0%	25

Results of Operations

Comparison of the three months ended December 31, 2015 and December 31, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2015 increased to $10.0 million from $9.2 million for the three months ended December 31, 2014, primarily due to the growth of our investment portfolio and an increase in other fee income from the comparable period.

Expenses

Total expenses for the three months ended December 31, 2015 decreased to $3.6 million compared to $4.6 million for the three months ended December 31, 2014, due primarily to an decrease in incentive management fees payable to our Adviser, partially offset by an increase in interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio.

Net investment income

Net investment income increased to $6.3 million for the three months ended December 31, 2015 from $4.6 million for the three months ended December 31, 2014, primarily due to an increase in investment income resulting from the increase in invested assets over the prior period and a decrease in incentive management fees.

Net realized gain or loss

The net realized gain on investments totaled $0.1 million for the three months ended December 31, 2015, primarily due to the gain on sale of a portion of Nexeo Solutions Holdings LLC.

The net realized gain on investments totaled $1.0 million for the three months ended December 31, 2014, primarily due to gains recognized on Virgin America Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $21.8 million for the three months ended December 31, 2015, primarily due to decline in fair value of our investments in Bird Electric Enterprises, LLC, AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy Alaska 03 LLC, North American Lifting Holdings, Inc and YRC Worldwide, Inc.

During the three months ended December 31, 2014, we recorded a net unrealized gain of $2.4 million due to an increase in the fair value of our investment in Virgin America Inc., offset by a decline in the fair values of Bennu Oil & Gas, LLC and Caelus Energy North American Holdings, Inc.

Comparison of the six months ended December 31, 2015 and December 31, 2014

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2015 increased to $19.8 million from $17.1 million for the six months ended December 31, 2014, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the six months ended December 31, 2015 increased to $8.6 million compared to $7.8 million for the six months ended December 31, 2014, due primarily to an increase in interest expense on the additional borrowings under our Financing Facility and increased operating expenses due to growth in our investment portfolio.

Net investment income

Net investment income increased to $11.2 million for the six months ended December 31, 2015 from $9.2 million for the six months ended December 31, 2014, primarily due to an increase in investment income resulting from the increase in invested assets, partially offset by an increase in expenses.

Net realized gain or loss

The net realized gain on investments totaled $0.3 million for the six months ended December 31, 2015, primarily due to the gain on sale of a portion of Nexeo Solutions Holdings LLC.

The net realized gain on investments totaled $0.9 million for the six months ended December 31, 2014, due to gains and losses on sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $26.7 million for the six months ended December 31, 2015, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy Alaska 03 LLC, North American Lifting Holdings, Inc, AM General, LLC, Trident USA Health Services, LLC and YRC Worldwide, Inc.

During the six months ended December 31, 2014, we recorded a net unrealized gain of $2.5 million due to an increase in the fair value of our investment in Virgin America Inc., offset by a decline in the fair values of Bennu Oil & Gas, LLC and Caelus Energy North American Holdings, Inc.

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2015, our cash balance decreased by $5.1 million. During that period, we generated $15.9 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $62.9 million, offset by investments of $49.7 million in portfolio companies. During the same period, we used $21.0 million towards financing activities, consisting primarily of distributions to our shareholders and repayments to our credit facility.

Capital Resources

As of December 31, 2015, we had $16.4 million of cash as well as $9.7 million in restricted cash and $5.6 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

For the three and six months ended December 31, 2015, $1,444,998 and $2,897,155 in base management fees were earned by the Adviser, respectively, of which $2,897,155 was payable at December 31, 2015. For the three and six months ended December 31, 2014, $1,270,688 and $2,378,141 in base management fees were earned by the Adviser, respectively, of which $1,270,690 was payable at December 31, 2014.

For the three and six months ended December 31, 2015, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of December 31, 2015, $1,160,353 of such incentive fees are currently payable to the Adviser and $343,345 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2014, the Company incurred $1,102,923 and $2,008,175, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $582,829, respectively, was waived. As of December 31, 2014, $1,102,923 of such incentive fees are currently payable to the Adviser and $121,295 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of December 31, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015, we did not have any off-balance sheet arrangements. As of June 30, 2015, our off-balance sheet arrangements consisted of $250,000 of unfunded commitments to one of our portfolio companies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at December 31, 2015, a 1.00% increase in interest rates would increase our net interest income by approximately 1.3% and a 2.00% increase in interest rates would increase our net interest income by approximately 6.7%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended December 31, 2015, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

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

Dated: February 8, 2016

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer