Form 10-Q
period 2016-03-31
CM Finance Inc
filed 2016-05-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 5, 2016 was 13,679,686.

CM FINANCE INC

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2016 (Unaudited)	June 30, 2015
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $311,352,645 and $336,092,639, respectively)	$276,513,394	$330,323,856
Derivatives, at fair value (cost $0 and $0, respectively)	8,746,779	1,845,768
Cash	14,454,954	21,535,492
Cash, restricted	17,745,109	3,433,704
Interest receivable	2,417,221	2,900,804
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	294,090	232,704
Total Assets	$320,358,060	$360,458,841
Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	39,523,329	48,847,459
Deferred debt issuance costs	(1,874,686)	(2,331,035)
Notes Payable, net	139,648,643	148,516,424
Payable for investments purchased	—	2,988,655
Distributions payable	4,809,368	4,741,174
Derivatives, at fair value (cost $0 and $0, respectively)	8,746,779	1,845,768
Base management fees payable	1,356,609	1,420,978
Income-based incentive fees payable	401,807	1,723,260
Deferred financing costs payable	879,042	1,525,000
Interest payable	193,159	168,658
Accrued expenses and other liabilities	761,479	578,075
Total Liabilities	156,796,886	163,507,992

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,678,521 and 13,667,267 shares issued and outstanding, respectively)	13,679	13,667
Additional paid-in capital	199,534,189	199,418,478
Accumulated net realized (loss) gain	(382,985)	3,700,400
Distributions in excess of net investment income	(764,458)	(412,913)
Net unrealized depreciation on investments	(34,839,251)	(5,768,783)
Total Net Assets	163,561,174	196,950,849
Total Liabilities and Net Assets	$320,358,060	$360,458,841

Net Asset Value Per Share	$11.96	$14.41

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Investment Income:
Interest income	$7,886,588	$8,085,918	$26,189,720	$23,906,524
Payment in-kind interest income	—	179,010	960,603	902,862
Other fee income	51,255	64,112	614,816	587,874
Total investment income	7,937,843	8,329,040	27,765,139	25,397,260

Expenses:
Interest expense	1,043,815	923,814	3,035,907	2,538,128
Amortization of deferred debt issuance costs	364,195	340,590	1,076,849	854,072
Base management fees	1,356,609	1,369,920	4,253,764	3,748,061
Income-based incentive fees	—	1,018,817	1,229,032	3,148,287
Capital gains incentive fees	—	(902,870)	—	—
Custodian and administrator fees	108,058	46,412	330,740	216,569
Directors’ fees	116,750	106,750	328,250	318,250
Professional fees	218,265	226,985	683,033	834,216
Allocation of administrative costs from advisor	287,715	37,154	725,846	381,992
Insurance expense	86,765	90,126	275,411	311,619
Other expenses	86,238	47,258	373,269	254,725
Total expenses	3,668,410	3,304,956	12,312,101	12,605,919
Waiver of income-based incentive fees	—	(591,826)	—	(1,174,655)
Waiver of capital gains incentive fees	—	874,914	—	—
Net expenses	3,668,410	3,588,044	12,312,101	11,431,264
Net investment income	4,269,433	4,740,996	15,453,038	13,965,996

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	(18,649)	(2,233,904)	283,275	(1,313,429)
Net change in unrealized depreciation on investments	(2,355,765)	(4,417,224)	(29,070,468)	(1,885,315)
Net realized and unrealized losses	(2,374,414)	(6,651,128)	(28,787,193)	(3,198,744)
Net increase (decrease) in net assets resulting from operations	$1,895,019	$(1,910,132)	$(13,334,155)	$10,767,252

Basic and diluted:
Net investment income per share	$0.31	$0.35	$1.13	$1.02
Earnings (loss) per share	$0.14	$(0.14)	$(0.98)	$0.79
Weighted Average Shares of Common Stock Outstanding	13,677,532	13,666,666	13,672,431	13,666,666

Distributions declared per common share	$0.3516	$0.3469	$1.4754	$1.0219

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31,
	2016	2015

Net assets at beginning of period	$196,950,849	$200,216,821

Increase (decrease) in net assets resulting from operations
Net investment income	15,453,038	13,965,996
Net realized gain (loss) on investments	283,275	(1,313,429)
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(29,070,468)	(1,885,315)
Net (decrease) increase in net assets from operations	(13,334,155)	10,767,252

Capital transactions
Reinvestments of shareholder distributions	115,723	—
Distributions from net investment income	(15,804,583)	(13,965,996)
Distributions from net realized gains	(4,366,660)	—
Net decrease in net assets resulting from capital transactions	(20,055,520)	(13,965,996)

Total decrease in net assets	(33,389,675)	(3,198,744)

Net assets at end of period (including distributions in excess of net investment income of $(764,458) and $(635,839), respectively)	$163,561,174	$197,018,077

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(13,334,155)	$10,767,252

Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(49,695,702)	(152,401,186)
Payment in-kind interest	(960,603)	(902,862)
Sales and repayments of investments	77,280,389	113,530,406
Net realized (gain) loss on investments in securities	(283,275)	1,313,429
Net change in unrealized depreciation on investments	29,070,468	1,885,315
Amortization of discount/premium on investments	(1,600,815)	(1,598,547)
Amortization of deferred debt issuance costs	1,076,849	854,072
Net (increase) decrease in operating assets:
Cash, restricted	(14,311,405)	2,049,654
Receivable for investments sold	—	(9,511,348)
Interest receivable	483,583	(973,518)
Prepaid expenses and other assets	(61,386)	(452,654)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(2,988,655)	(3,647,500)
Interest payable	24,501	42,118
Accrued expenses and other liabilities	183,404	(113,869)
Base management fees payable	(64,369)	1,056,683
Income-based incentive fees payable	(1,321,453)	548,286
Net Cash Provided by (Used in) Operating Activities	23,497,376	(37,554,269)

Cash Flows from Financing Activities
Payment for deferred financing costs	(1,266,458)	(1,541,021)
Deferred offering costs	—	(186,513)
Distributions to shareholders	(19,987,326)	(13,837,500)
Proceeds from borrowing on term loan	—	25,500,000
Proceeds from borrowing on revolving credit facility	34,939,022	84,803,294
Repayments of borrowing on revolving credit facility	(44,263,152)	(67,602,050)
Net Cash (Used in) Provided by Financing Activities	(30,577,914)	27,136,210
Net Change in Cash	(7,080,538)	(10,418,059)

Cash
Beginning of period	21,535,492	24,698,073
End of period	$14,454,954	$14,280,014
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,011,406	$2,580,246
Issuance of shares pursuant to Dividend Reinvestment Plan	115,723	—

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2016

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets

Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)	1.00%	12/19/2019	$17,000,000	$16,706,566	$16,320,000	9.98%
AAR Intermediate Holdings, LLC(4)	Oilfield Services	1ML +12.00% PIK	1.00%	3/30/2019	17,019,990	16,018,700	9,360,995	5.72%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,377,778	8,321,249	7,037,333	4.30%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,510,601	29,120,931	29,067,942	17.77%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	-	10/1/2019	13,060,000	13,292,755	13,060,000	7.99%
Land Holdings I, LLC	Entertainment and Leisure	12.00%(3)	-	6/26/2019	23,500,000	23,457,249	23,970,000	14.66%
NS NWN Acquisition LLC	Information Technology	3M L + 9.00%(3)	1.00%	10/16/2020	9,875,000	9,677,500	9,677,500	5.92%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,702,500	15,397,200	15,199,275	9.29%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%(3)	0.50%	5/2/2019	6,164,565	6,075,176	5,825,514	3.56%
YRC Worldwide, Inc.(5)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	2/13/2019	14,649,938	14,582,344	12,452,448	7.61%
Total Senior Secured First Lien Debt Investments					155,860,372	152,649,670	141,971,007	86.80%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(6)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,860,150	16,600,000	10.15%
Bird Electric Enterprises, LLC(4)	Utilities	3M L + 12.00%, 3.00% PIK	-	10/9/2020	15,037,500	14,789,364	7,518,750	4.60%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,736,838	16,900,000	10.33%
Language Line, LLC	Services	3M L + 9.75%(3)	1.00%	7/7/2022	8,000,000	7,955,745	8,000,000	4.89%
Maxim Crane	Industrial	3M L + 9.25%(3)	1.00%	11/26/2018	10,000,000	10,058,689	10,000,000	6.11%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,346,677	11,664,000	7.13%
RCHP, Inc.	Healthcare-Products/Services	3M L + 10.25%(3)	1.00%	10/23/2019	17,000,000	16,856,775	17,170,000	10.50%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,333,096	11,278,700	10,993,103	6.72%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,092,924	15,096,668	14,866,530	9.09%
Trident USA Health Services, LLC	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,783,279	20,674,980	12.64%

Total Senior Secured Second Lien Debt Investments					160,541,806	155,762,885	134,387,363	82.16%

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets

Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Warrants)(4)(5)	Oilfield Services	9/30/2024	1,421,653	1,251,058	—	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas	11/30/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology		154	155,023	155,023	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications	6/24/2024	201	1,374,009	—	—

Total Equity, Warrants and Other Investments			1,582,008	2,940,090	155,024	0.10%

Total Non-Controlled/Non-Affiliates			$317,984,186	$311,352,645	$276,513,394	169.06%

Liabilities in excess of other assets					(112,952,220)	(69.06)%

Net Assets					$163,561,174	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2016

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative - Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$6,248,389	3.82%
Embedded derivative - Notes Payable(8)	Diversified Financial Services			50,000,000	—	2,498,390	1.53%

Total Assets				152,000,000	—	8,746,779	5.35%

Liabilities

Total Return Swap(7)(8)	Diversified Financial Services	L + 2.75%	12/4/2018	102,000,000	—	(6,248,389)	(3.82)%
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(2,498,390)	(1.53)%

Total Liabilities				152,000,000	—	(8,746,779)	(5.35)%

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives - Notes Payable.

1M L -	1 month LIBOR (0.44% as of March 31, 2016)
3M L -	3 month LIBOR (0.63% as of March 31, 2016)
PIK -	Payment-In-Kind

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2015

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(6)(8)	Oilfield Services	9/30/2024	1,251,058	1,251,058	300,000	0.15%
Endeavour International Holding B.V., $3.01 strike (Warrants)(6)(8)	Oil and Gas	11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(8)	Telecommunications	6/24/2024	201	1,374,009	254,766	0.13%

Total Equity, Warrants and Other Investments			1,411,259	2,785,067	554,767	0.28%

Total Non-Controlled/Non-Affiliates			$345,241,328	$336,092,639	$330,323,856	167.72%

Liabilities in excess of other assets					(133,373,007)	(67.72)%
Net Assets					$196,950,849	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(9)	Diversified Financial Services			$102,000,000	$—	$1,263,087	0.64%
Embedded derivative - Notes Payable(9)	Diversified Financial Services			50,000,000	—	582,681	0.30%

Total Assets				152,000,000	—	1,845,768	0.94%

Liabilities
Total Return Swap(9)	Diversified Financial Services	L + 2.75%	12/5/2017	102,000,000	—	(1,263,087)	(0.64)%
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(582,681)	(0.30)%

Total Liabilities				152,000,000	—	(1,845,768)	(0.94)%

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.2% of assets.
(7)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L -	1 month LIBOR (0.19% as of June 30, 2015)
3M L -	3 month LIBOR (0.28% as of June 30, 2015)
PIK -	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in lower middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2016, $84,284 and $887,540 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and nine months ended March 31, 2015, $18,937 and $1,077,885 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $0 and $960,603 during the three and nine months ended March 31, 2016, respectively. The Company earned PIK interest of $179,010 and $902,862 during the three and nine months ended March 31, 2015, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

d. Earnings per Share

Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

e. Distributions

Dividends and distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2016 or June 30, 2015.

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

Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and that of the independent valuation firms. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firms. Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third party independent valuation firms, the board of directors of the Company determines, in good faith, the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from GAAP. During the three and nine months ended March 31, 2016, the Company recorded distributions of $4.8 million and $20.2 million, respectively. During the three and nine months ended March 31, 2015, the Company recorded distributions of $4.7 million and $14.0 million, respectively. The tax character of these distributions is expected to be primarily ordinary income with a portion being return of capital.

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

As of March 31, 2016 and June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or “ASU 2015-03”; which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The Company has elected early adoption of this standard and determined there to be no material impact on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or “ASU 2014-15”, introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At March 31, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2016 and March 31, 2015, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Investment purchases, at cost (including PIK interest)	$—	$49,208,409	$50,656,305	$153,304,048
Investment sales and repayments	14,337,069	47,141,894	77,280,389	113,530,406

The composition of the Company’s investments as of March 31, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$152,649,670	49.03%	$141,971,007	51.34%
Senior Secured Second Lien Debt Investments	155,762,885	50.03	134,387,363	48.60
Equity, Warrants and Other Investments	2,940,090	0.94	155,024	0.06
Embedded derivative - Notes Payable	—	—	8,746,779	3.16
Total Return Swap	—	—	(8,746,779)	(3.16)
Total	$311,352,645	100.00%	$276,513,394	100.00%

The composition of the Company’s investments as of June 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$166,950,202	49.67%	$165,068,123	49.97%
Senior Secured Second Lien Debt Investments(1)	158,477,349	47.15	156,420,966	47.35
Unsecured Debt	7,880,021	2.35	8,280,000	2.51
Equity, Warrants and Other Investments	2,785,067	0.83	554,767	0.17
Embedded derivative - Notes Payable	—	—	1,845,768	0.56
Total Return Swap	—	—	(1,845,768)	(0.56)
Total	$336,092,639	100.00%	$330,323,856	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$53,037,942	19.18%
Healthcare-Products/Services	37,844,980	13.69
Telecommunications	30,065,805	10.87
Industrial	21,664,000	7.84
Automobiles and Components	20,097,333	7.27
Oil and Gas	16,900,001	6.11
Media	16,600,000	6.00
Construction & Building	16,320,000	5.90
Oilfield Services	15,186,509	5.49
Trucking and Leasing	12,452,448	4.50
Cable	10,993,103	3.98
Information Technology	9,832,523	3.56
Services	8,000,000	2.89
Utilities	7,518,750	2.72
Total	$276,513,394	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$49,272,525	14.92%
Healthcare-Products/Services	41,540,720	12.58
Entertainment and Leisure	29,439,655	8.91
Oil and Gas	28,378,347	8.59
Industrial	24,979,000	7.56
Oilfield Services	22,403,351	6.78
Automobiles and Components	20,097,323	6.08
Construction & Building	19,355,000	5.86
Media	19,300,000	5.84
Trucking and Leasing	19,268,283	5.83
Utilities	14,700,000	4.45
Cable	11,193,621	3.39
Pipelines	9,371,804	2.84
Services	8,504,227	2.58
Chemicals	8,280,000	2.51
Food & Beverage	4,240,000	1.28
Total	$330,323,856	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Southwest	$70,527,457	25.51%
U.S. Midwest	59,862,884	21.65
U.S. Mid-Atlantic	35,541,510	12.85
U.S. West	33,779,745	12.22
U.S. Southeast	32,369,275	11.71
U.S. Northeast	27,832,523	10.06
Europe	16,600,000	6.00
Total	$276,513,394	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2015:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$77,395,477	23.43%
U.S. West	60,766,007	18.40
U.S. Southwest	57,563,573	17.43
U.S. Southeast	39,252,516	11.88
U.S. Northeast	38,959,188	11.79
U.S. Mid-Atlantic	37,087,095	11.23
Europe	19,300,000	5.84
Total	$330,323,856	100.00%

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2016, the Company made investments in new and existing portfolio companies of approximately $41.4 million and $8.2 million, respectively, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2016, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

In connection with the TRS transactions, the Company entered into an ISDA Agreement with UBS. The ISDA Agreement includes provisions for general obligations, representations, collateral and events of default or termination. Under an ISDA Agreement, the Company typically may offset with the counterparty certain derivative payable and/or receivable with collateral held and/or posted and create one single net payment (close-out netting) in the event of default or termination.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2016.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$8,746,779	152,000,000	2
Embedded derivatives
Notes Payable	8,746,779	—	152,000,000	2
Gross fair value of derivative contracts	$8,746,779	$8,746,779
Counterparty netting	—	—
Net fair value of derivative contracts	8,746,779	8,746,779
Collateral not offset	—	—
Net amount	$8,746,779	$8,746,779

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and March 31, 2015, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Total Return Swaps	$3,335,215	$(177,501)	$(6,901,011)	$(2,397,582)
Embedded derivatives
Notes Payable	(3,335,215)	177,501	6,901,011	2,397,582
Total	$—	$—	$—	$—

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

Level 3 – valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available under the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2016:

	Level 1	Level 2	Level 3	Total

Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$141,971,007	$141,971,007
Senior Secured Second Lien Debt Investments	—	—	134,387,363	134,387,363
Equity, Warrants and Other Investments	—	—	155,024	155,024
Total Investments	—	—	276,513,394	276,513,394
Derivatives
Embedded derivative Notes Payable	—	—	8,746,779	8,746,779
Total Derivatives	—	—	8,746,779	8,746,779
Total Assets	$—	$—	$285,260,173	$285,260,173

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(8,746,779)	$(8,746,779)
Total Derivatives	—	—	(8,746,779)	(8,746,779)
Total Liabilities	$—	$—	$(8,746,779)	$(8,746,779)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2015:

	Level 1	Level 2	Level 3	Total

Assets

Investments
Senior Secured First Lien Debt Investments(1)	$—	$—	$165,068,123	$165,068,123
Senior Secured Second Lien Debt Investments(1)	—	—	156,420,966	156,420,966
Unsecured Debt	—	—	8,280,000	8,280,000
Equity, Warrants and Other Investments	—	—	554,767	554,767
Total Investments	—	—	330,323,856	330,323,856
Derivatives
Embedded derivative Notes Payable	—	—	1,845,768	1,845,768
Total Derivatives	—	—	1,845,768	1,845,768
Total Assets	$—	$—	$332,169,624	$332,169,624

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(1,845,768)	$(1,845,768)
Total Derivatives	—	—	(1,845,768)	(1,845,768)
Total Liabilities	$—	$—	$(1,845,768)	$(1,845,768)

(1)	Includes assets previously classified as Senior Secured Notes.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2016:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2015	$165,068,123	$156,420,966	$8,280,000	$554,767	$330,323,856
Purchases (including PIK interest)	36,292,532	10,012,500	4,196,250	155,023	50,656,305
Sales	(51,487,796)	(13,282,593)	(12,510,000)	-	(77,280,389)
Amortization	818,861	563,716	218,238	-	1,600,815
Net realized gains (losses)	75,871	(8,087)	215,491	-	283,275
Net change in unrealized (depreciation) appreciation	(8,796,584)	(19,319,139)	(399,979)	(554,766)	(29,070,468)
Balance as of March 31, 2016	$141,971,007	$134,387,363	$-	$155,024	$276,513,394
Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2016	$(8,697,681)	$(19,258,674)	$-	$-	$(27,956,355)

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$-
Net change in unrealized (depreciation) appreciation	(6,901,011)	6,901,011	-
Balance as of March 31, 2016	$(8,746,779)	$8,746,779	$-

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2016	$(6,901,011)	$6,901,011	$-

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2015:

	Senior Secured First Lien Debt Investments (1)	Senior Secured Second Lien Debt Investments (1)	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2014	$132,117,098	$139,531,485	$2,061,882	$273,710,465
Purchases (including PIK interest)	96,542,685	42,631,499	2,189,406	141,363,590
Sales	(71,488,338)	(29,163,262)	(938,348)	(101,589,948)
Amortization	1,055,913	542,634	-	1,598,547
Net realized gains (losses)	157,117	(1,870,862)	400,316	(1,313,429)
Transfers out	(6,186,613)	(5,115,972)	(637,873)	(11,940,458)
Net change in unrealized (depreciation) appreciation	(919,743)	(4,029,277)	(1,569,558)	(6,518,578)
Balance as of March 31, 2015	151,278,119	142,526,245	1,505,825	295,310,189
Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2015	$(681,176)	$(3,485,492)	$(1,169,242)	$(5,335,910)

(1)	Includes assets previously classified as Senior Secured Notes.

	Total	Embedded
	Return	derivatives - Notes	Total
	Swaps	Payable	Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$-
Net change in unrealized (depreciation) appreciation	(2,397,582)	2,397,582	-
Balance as of March 31, 2015	$(1,833,716)	$1,833,716	$-

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2015	$(2,397,582)	$2,397,582	$-

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

During the nine months ended March 31, 2016 and March 31, 2015, the Company did not transfer any investments between Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2016 and June 30, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	March 31, 2016	Methodology	Input(s)	Average		Range
Senior Secured First Lien Debt Investments	$141,971,007	Yield Analysis	Market Yields	13.5%		9.7% - 30.0%

Senior Secured Second Lien Debt Investments	134,387,363	Yield Analysis	Market Yields	14.9%		9.2% - 33.6%

Equity, Warrants and Other Investments	155,024	EV Multiple	LTM EBIDTA	6.3	x	6.3x - 10.1x

Total Return Swaps	-	Other Approach	Intrinsic Value	N/A		N/A

Embedded derivatives - Note Payable	-	Other Approach	Intrinsic Value	N/A		N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2015	Methodology	Input(s)	Average		Range
Senior Secured First Lien Debt Investments	$165,068,123	Yield Analysis	Market Yields	12.9%		7.4% - 24.1%

Senior Secured Second Lien Debt Investments	156,420,966	Yield Analysis	Market Yields	11.9%		9.1% - 15.8%

Unsecured Debt	8,280,000	Yield Analysis	Market Yields	12.4%		12.4%

Equity, Warrants and Other Investments	554,767	EV Multiple	LTM EBITDA	7.4	x	5.3x - 7.5x

Total Return Swaps	(1,845,768)	Other Approach	Intrinsic Value	N/A		N/A

Embedded derivatives - Note Payable	1,845,768	Other Approach	Intrinsic Value	N/A		N/A

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

On December 5, 2013, as amended on September 26, 2014, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 4, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of March 31, 2016 and June 30, 2015, $39.5 and $48.8 million was outstanding on the Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2016 and June 30, 2015, the fair value of the Notes Payable was estimated at $141.5 million and $150.8 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2016, SPV had assets of $266.7 million, which included $259.5 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $17.7 million in cash held by the trustee/provider of the Financing Facility. As of June 30, 2015, SPV had assets of $298.8 million, which included $292.9 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $3.4 million in cash held by the trustee of the Financing Facility. For the three and nine months ended March 31, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $143.9 million and 2.92%, respectively, and $144.5 million and 2.80%, respectively. For the three and nine months ended March 31, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $135.2 million and 2.77%, respectively, and $116.2 and 2.91%, respectively.

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

On April 28, 2016, the Company’s Board of Directors declared a regular quarterly distribution for the quarter ending June 30, 2016 of $0.3516 per share payable on July 7, 2016 to shareholders of record as of June 17, 2016.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments. As of March 31, 2016, the Company did not have any unfunded commitments.

The following table details the unfunded commitments as of June 30, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group LLC	$250,000	$-	0.50%	June 30, 2017
Total Unfunded Commitments	$250,000	$-

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of March 31, 2016, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned approximately 1.79% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42% interest in the Adviser.

As of March 31, 2016, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20% interest in the Adviser.

As of March 31, 2016, the Cyrus Funds owned approximately 27.9% of the Company’s outstanding common stock and a 38% economic interest in the Adviser.

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

For the three and nine months ended March 31, 2016, $1,356,609 and $4,253,764 in base management fees were earned by the Adviser, respectively, of which $1,356,609 was payable at March 31, 2016. For the three and nine months ended March 31, 2015, $1,369,920 and $3,748,061 in base management fees were earned by the Adviser, respectively, of which $1,369,920 was payable at March 31, 2015.

For the three and nine months ended March 31, 2016, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2016, $126,267 of such incentive fees are currently payable to the Adviser and $275,540 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2015, the Company incurred $1,018,817 and $3,148,287, respectively, of incentive fees related to pre-incentive fee net investment income, of which $591,826 and $1,174,655, respectively, was waived. As of March 31, 2015, $388,414 of such incentive fees are currently payable to the Adviser and $159,872 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals on an as-needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. The Company incurred costs of $287,715 and $725,846 under the administration agreement for the three and nine months ended March 31, 2016, respectively. The Company incurred costs of $37,154 and $381,992 under the administration agreement for the three and nine months ended March 31, 2015, respectively.

As of March 31, 2016 and June 30, 2015, the Company recorded $60,000 and $137,500, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and nine months ended March 31, 2016, the Company recorded directors’ fees of $116,750 and $328,250, of which none were payable at March 31, 2016. For three and nine months ended March 31, 2015, the Company recorded directors’ fees of $106,750 and $318,250, respectively, of which none were payable at March 31, 2015.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Net increase (decrease) in net assets resulting from operations	$1,895,019	$(1,910,132)	$(13,334,155)	$10,767,252
Weighted average shares of common stock outstanding	13,677,532	13,666,666	13,672,431	13,666,666
Basic/diluted net increase (decrease) in net assets from operations per share	$0.14	$(0.14)	$(0.98)	$0.79

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516

*Special dividend

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the nine months ended March 31, 2016 and March 31, 2015:

	Nine months ended March 31,
	2016		2015
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$20,171,243	100%	$13,965,996	100%
Long-term capital gains	—	—	—	—
Total	$20,171,243	100%	$13,965,996	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2016 and March 31, 2015.

	Nine months ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Balance at beginning	$13,667,267	$200,357,871	$13,666,666	$200,349,990
Reinvestments of shareholder distributions	11,254	115,723	—	—
Balance at end	$13,678,521	$200,473,594	$13,666,666	$200,349,990

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Nine months ended March 31, 2016	Nine months ended March 31, 2015

Per Share Data:(1)
Net asset value, beginning of period	$14.41	$14.65

Net investment income	1.130	1.020
Net realized and unrealized gains (losses)(2)	(2.105)	(0.230)
Net increase (decrease) in net assets resulting from operations	(0.975)	0.790

Capital transactions(3)
Distributions from net investment income	(1.155)	(1.020)
Distributions from net realized gains	(0.320)	—
Net decrease in net assets resulting from capital transactions	(1.475)	(1.020)

Net asset value, end of period	$11.96	$14.42
Market value per share, end of period	$8.40	$13.26

Total return based on net asset value(4)(5)	(7.50)%	5.26%
Total return based on market value(5)(6)	(29.03)%	(1.29)%

Shares outstanding at end of period	13,678,521	13,666,666

Ratio/Supplemental Data:
Net assets, at end of period	$163,561,174	$197,018,077
Ratio of total expenses to average net assets(7)	9.19%	8.38%
Ratio of net expenses to average net assets(7)	9.19%	7.60%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(7)	3.07%	2.26%
Ratio of net investment income before fee waiver to average net assets(7)	11.53%	8.51%
Ratio of net investment income after fee waiver to average net assets(7)	11.53%	9.29%
Total Notes Payable	141,523,329	128,292,558
Asset Coverage Ratio(8)	2.16	2.54
Portfolio Turnover Rate(5)	16%	38%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	For the nine months ended March 31, 2016, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(4)	Returns are historical and are calculated by determining the percentage change in net asset value or market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Total return based on market value is based on the change in market price per share.

(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Loan Structuring Fee	$—	$—	$—	$300,000
Loan Amendment/Consent Fee	51,255	41,520	614,816	192,594
Royalty Income	—	22,592	—	95,280
Other Fee Income	$51,255	$64,112	$614,816	$587,874

Note 14. Tax Information

As of March 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$312,100,595
Gross unrealized appreciation	870,231
Gross unrealized depreciation	(36,457,432)
Net unrealized investment depreciation	$(35,587,201)

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

On April 28, 2016, the Company’s Board of Directors declared a regular quarterly distribution for the quarter ending June 30, 2016 of $0.3516 per share payable on July 7, 2016 to shareholders of record as of June 17, 2016.

Subsequent to March 31, 2016, the Company invested $4.5 million in new and existing portfolio companies and received repayment and sales proceeds of $17.0 million.

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

Our primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in lower middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

On February 5, 2014, CM Finance Inc priced its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds (the “Original Investors” or the “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company also used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by the independent valuation firm(s) engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations prepared by the Adviser and the independent valuation firm(s) and makes a recommendation to our board of directors regarding the fair value of our investments; and

•	the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm(s) and the valuation committee.

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

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available under the circumstances.

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

As of March 31, 2016 and June 30, 2015, all of our investments were classified as Level 3 investments.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2016, we have two investments on non-accrual status. As of June 30, 2015, there were no investments on which we had ceased the accrual of cash or PIK interest income.

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014 and July 20, 2015, we, through CM Finance SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 5, 2018 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 5, 2016. As of March 31, 2016, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of March 31, 2016 and June 30, 2015, we had $102.0 million and $102.0 million outstanding under the Term Financing, respectively, and $39.5 million and $48.8 million outstanding under the Revolving Facility, respectively.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2016, approximately 9.4% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Advisory Agreement, and administration fees and our allocable portion of overhead under the Administration Agreement. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and our initial public offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm(s));

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with shareholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Adviser in connection with administering our business.

Portfolio and investment activity

Portfolio composition

We invest primarily in lower middle-market companies in the form of unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds, mezzanine loans and in the equity of portfolio companies through warrants and other instruments.

At March 31, 2016, our investment portfolio of $276.5 million (at fair value) consisted of investments in 21 portfolio companies, of which 51.3% were first lien investments, 48.6% were second lien investments, and 0.1% were in equity investments. At March 31, 2016, our average and largest portfolio company investment at fair value was $13.2 million and $29.1 million, respectively.

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

As of March 31, 2016 and June 30, 2015, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.73% and 10.91%, respectively.

The industry composition of our portfolio at fair value at March 31, 2016 was as follows:

Percentage of Total Portfolio
Entertainment and Leisure	19.18%
Healthcare-Products/Services	13.69
Telecommunications	10.87
Industrial	7.84
Automobiles and Components	7.27
Oil and Gas	6.11
Media	6.00
Construction & Building	5.90
Oilfield Services	5.49
Trucking and Leasing	4.50
Cable	3.98
Information Technology	3.56
Services	2.89
Utilities	2.72
Total	100.00%

During the nine months ended March 31, 2016, we added six new investments totaling approximately $49.5 million. Three of these investments were in new portfolio companies. Of the new investments, 71.1% consisted of first lien investments, 20.1% second lien investments, 8.5% unsecured investments and 0.3% in equity and warrant positions.

At March 31, 2016, 88.4% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.6% bore interest at fixed rates. At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2016, we had no investments with unfunded commitments. As of June 30, 2015, we had one such investment with aggregate unfunded commitments of $250,000.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of March 31, 2016			As of June 30, 2015
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	247,814,780	89.7	17	307,288,963	93.2	23
3	11,664,000	4.2	1	15,681,780	4.8	1
4	-	-	-	6,798,345	2.0	1
5	16,879,745	6.1	2	—	—	—
Total	$276,358,525	100.0%	20	$329,769,088	100.0%	25

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2016 decreased to $7.9 million from $8.3 million for the three months ended March 31, 2015, primarily due to two investments in our portfolio being on non-accrual status for the quarter ended March 31, 2016.

Expenses

Total expenses for the three months ended March 31, 2016 increased to $3.7 million compared to $3.6 million for the three months ended March 31, 2015, due primarily to an increase in interest expense and allocation of administrative costs from the Adviser, partially offset by a decrease in income based incentive fees.

Net investment income

Net investment income decreased to $4.3 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015, primarily due to a decrease in investment income primarily due to two investments being on non-accrual.

Net realized gain or loss

During the three months ended March 31, 2016, a nominal amount of realized loss of $18,649 was incurred.

The net realized loss on investments totaled $2.2 million for the three months ended March 31, 2015, primarily due to a loss on the sale of Bennu Oil and Gas, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $2.4 million for the three months ended March 31, 2016, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AAR Intermediate Holdings, LLC, and YRC Worldwide, Inc.

During the three months ended March 31, 2015, we recorded a net change in unrealized depreciation of $4.4 million primarily due to a decrease in the fair value of our investments in Virgin America Inc. and Caelus Energy North American Holdings, Inc.

Comparison of the nine months ended March 31, 2016 and March 31, 2015

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2016 increased to $27.8 million from $25.4 million for the nine months ended March 31, 2015, primarily due to the growth of our investment portfolio from the comparable period.

Expenses

Total expenses for the nine months ended March 31, 2016 increased to $12.3 million compared to $11.4 million for the nine months ended March 31, 2015, due primarily to an increase in interest expense on the additional borrowings under our Revolving Financing and increased operating expenses due to growth in our investment portfolio, partially offset by a decrease in income based incentive fees.

Net investment income

Net investment income increased to $15.5 million for the nine months ended March 31, 2016 from $14.0 million for the nine months ended March 31, 2015, primarily due to an increase in investment income resulting from the increase in invested assets, partially offset by an increase in expenses.

Net realized gain or loss

The net realized gain on investments totaled $0.3 million for the nine months ended March 31, 2016, primarily due to the gain on sale of a portion of Nexeo Solutions Holdings LLC.

The net realized loss on investments totaled $1.3 million for the nine months ended March 31, 2015, primarily due to losses on sale of Bennu Oil & Gas, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $29.1 million for the nine months ended March 31, 2016, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy Alaska 03 LLC, North American Lifting Holdings, Inc, AM General, LLC, Trident USA Health Services, LLC and YRC Worldwide, Inc.

During the nine months ended March 31, 2015, we recorded a net change in unrealized depreciation of $1.9 million due to a decrease in fair value of our investments in Caelus Energy North American Holdings, Inc., PR Wireless Inc., and New Standard Energy Texas, LLC.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2016, our cash balance decreased by $7.1 million. During that period, we generated $23.5 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $77.3 million, offset by investments of $49.7 million in portfolio companies. During the same period, we used $30.6 million towards financing activities, consisting primarily of distributions to our shareholders and repayments to our Financing Facility.

Capital Resources

As of March 31, 2016, we had $14.5 million of cash as well as $17.7 million in restricted cash and $10.5 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our shareholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with GAAP.

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

The first part of the incentive fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 12 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 12 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 1.75% base management fee.

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

The Adviser has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Adviser.

For the three and nine months ended March 31, 2016, $1,356,609 and $4,253,764 in base management fees were earned by the Adviser, respectively, of which $1,356,609 was payable at March 31, 2016. For the three and nine months ended March 31, 2015, $1,369,920 and $3,748,061 in base management fees were earned by the Adviser, respectively, of which $1,369,920 was payable at March 31, 2015.

For the three and nine months ended March 31, 2016, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2016, $126,267 of such incentive fees are currently payable to the Adviser and $275,540 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2015, the Company incurred $1,018,817 and $3,148,287, respectively, of incentive fees related to pre-incentive fee net investment income, of which $591,826 and $1,174,655, respectively, was waived. As of March 31, 2015, $388,414 of such incentive fees are currently payable to the Adviser and $159,872 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base management or incentive fees were due and payable.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016, we did not have any off-balance sheet arrangements. As of June 30, 2015, our off-balance sheet arrangements consisted of $250,000 of unfunded commitments to one of our portfolio companies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2016, 88.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2016, a 1.00% increase in interest rates would increase our net interest income by approximately 1.5% and a 2.00% increase in interest rates would increase our net interest income by approximately 7.5%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2016, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

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

Dated: May 9, 2016

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer

