Form 10-K
period 2016-06-30
CM Finance Inc
filed 2016-08-30
CIK 1578348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $135 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,680,910 shares of the Registrant’s common stock outstanding as of August 30, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CM FINANCE INC

FORM 10-K FOR THE FISCAL YEAR
ENDED JUNE 30, 2016

i

PART I

Item 1.	Business

Except as otherwise indicated, the terms “we,” “us,” “our,” “CM Finance” and the “Company” refer to CM Finance Inc and “CM Investment Partners” and the “Adviser” refer to our investment adviser and administrator, CM Investment Partners LLC.

We were formed in February 2012 and commenced operations in March 2012 as CM Finance LLC, a Maryland limited liability company. Immediately prior to the pricing of our initial public offering, CM Finance LLC was merged with and into CM Finance Inc, a Maryland corporation (the “Merger”). We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires in December 2018, and a $50.0 million revolving financing (the “Revolving Financing”), which expires in December 2016. The Financing Facility is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum. For the period from December 5, 2017 through December 5, 2018, we will pay interest on the face amount of the Term Financing monthly at a rate of one-month LIBOR plus 3.00% per annum. The Revolving Financing bears interest at a rate of 2.00% per annum and 0.50% per annum on any undrawn amounts.

Portfolio Composition

As of June 30, 2016, our portfolio consisted of debt and equity investments in 22 portfolio companies with a fair value of $272.1 million. As of June 30, 2016, our portfolio consisted of 57.7% first lien investments, 42.2% second lien investments and 0.1% equity and warrant positions. At June 30, 2016, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 9.80%. The weighted average total yield was computed using the effective interest rates for all of our debt investments at amortized cost, plus the yield to maturity from June 30, 2016 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2016 was as follows:

Percentage of Total Portfolio at June 30, 2016
Entertainment and Leisure	19.46%
Telecommunications	11.04
Industrial	7.96
Automobiles and Components	7.88
Healthcare-Products/Services	6.92
Oil and Gas	6.21
Construction & Building	5.91
Media	5.88
Oilfield Services	5.47
Trucking and Leasing	5.02
Business Services	4.88
Cable	4.08
Information Technology	3.59
Services	2.94
Utilities	2.76
Total	100.00%

CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Christopher E. Jansen. Mr. Mauer also serves as the Chairman of our board of directors and our Chief Executive Officer, and Mr. Jansen also serves as our President and Secretary and as a member of our board of directors. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by five additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, and boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment requires the unanimous approval of the Adviser’s investment committee. Every follow-on investment decision in an existing portfolio company and any investment dispositions require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee consists of Messrs. Mauer and Jansen and Michael Nitka, a senior member of the Investment Team.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the Investment Advisory Agreement, we pay the Adviser an Incentive Fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0% as well as 20.0% of net capital gains. From February 11, 2014 (the completion of our initial public offering) to December 31, 2014, the Adviser waived its fees (base management and incentive fee), without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support a minimum dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the periods from January 1, 2015 to December 31, 2015 and from January 1, 2016 to December 31, 2016, the Adviser has agreed to waive its incentive fees, without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis).

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

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of lower middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•	Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the recent economic downturn. We believe that, as a result of that downturn:
•	many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market businesses;
•	regulatory changes, including adoption of the Dodd — Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the introduction of international capital and liquidity requirements under the 2012 Basel III Accords, or Basel III, have caused banks to curtail lending to middle-market companies;
•	hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments; and
•	consolidation of regional banks into money center banks has reduced their focus on middle-market lending.

As a result, we believe that less competition facilitates higher quality deal flow and allows for greater selectivity throughout the investment process.

•	Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $543 billion of uncalled capital as of June 30, 2015. They have expanded their focus to include middle market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.
•	Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.
•	Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•	Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, who each has over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by five additional investment professionals, who together have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.
•	Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, and boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities in our target market. In addition, pursuant to the terms of our relationship with Stifel Venture Corp. (“Stifel”) and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy.
•	Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires the unanimous approval of the Adviser’s investment committee, consisting of Messrs. Mauer, Jansen and Nitka. Every follow-on investment decision in an existing portfolio company and any investment dispositions require approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.
•	Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable us to take advantage of attractive investments in recently restructured companies. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

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

Investment Criteria

The Investment Team uses the following investment criteria and guidelines to evaluate prospective portfolio companies. However, not all of these criteria and guidelines are used or met in connection with each of our investments.

•	Established companies with a history of positive operating cash flow. We seek to invest in established companies with sound historical financial performance. The Adviser typically focuses on companies with a history of profitability on an operating cash flow basis. We do not intend to invest in start-up companies or companies with speculative business plans.
•	Defensible and sustainable business. We seek to invest in companies with proven products and/or services that provide a competitive advantage versus its competitors or new entrants. The Adviser places an emphasis on the strength of historical operations and profitability and the generation of free cash flow to reinvest in the business or to utilize for debt service. The Adviser also focuses on the relative strength of the valuation and liquidity of collateral used to provide security for our investments, when applicable.
•	Seasoned management team with meaningful equity ownership. The Adviser generally requires that our portfolio companies have a seasoned management team, with strong corporate governance. The Adviser also seeks to invest in companies with management teams that have meaningful equity ownership. The Adviser believes that companies that have proper incentives in place, including having significant equity interests, motivate management teams to enhance enterprise value, which will act in accordance with our interests.
•	Significant Invested Capital. The Adviser seeks investments in portfolio companies where it believes that the aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment. The Adviser believes that the existence of significant underlying equity value provides important support to our debt investments.
•	Investment Partnerships. We seek to invest where private equity sponsors have demonstrated capabilities in building enterprise value. In addition, we seek to partner with specialty lenders and other financial institutions. The Adviser believes that private equity sponsors and specialty lenders can serve as committed partners and advisors that will actively work with the Adviser, the company and its management team to meet company goals and create value.

•	Ability to exert meaningful influence. We target investment opportunities in which we will be a significant investor in the tranche and in which we can add value through active participation in the direction of the company, sometimes through advisory positions.
•	Exit strategy. We generally seek to invest in companies that the Adviser believes possess attributes that will provide us with the ability to exit our investments. We typically expect to exit our investments through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan, which would result in a partial exit of our investment prior to the maturity of the loan.

Deal Origination

The Adviser’s deal-originating efforts are focused on its direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisers, law firms, and boutique advisory firms and distressed/specialty lenders. The Adviser’s investment team continues to enhance and expand these relationships. In addition, pursuant to the Stifel arrangement and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy, subject to the approval of our board of directors as necessary, under the 1940 Act and certain other limitations.

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by one of the Co-Chief Investment Officers of the Adviser and a senior investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the investment committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the unanimous approval of the Adviser’s investment committee consisting Messrs. Mauer, Jansen and Nitka. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Adviser’s investment committee.

If the Adviser decides to pursue an opportunity, a preliminary term sheet will be produced for the target portfolio company. This term sheet serves as a basis for the discussion and negotiation of the critical terms of the proposed financing. At this stage, the Adviser begins its formal underwriting and investment approval process as described below. After the negotiation of a transaction, the financing is presented to the investment committee of the Adviser for approval. Upon approval of a financing transaction, the parties will prepare the relevant loan documentation. An investment is funded only after all due diligence is satisfactorily completed and all closing conditions have been satisfied. Each of the investments in our portfolio is monitored on a daily basis by a member of the Adviser’s investment committee aided by the senior investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

Portfolio Management Strategy

Each of the investments in our portfolio is monitored on a daily basis by a member of the Adviser’s investment committee aided by the senior investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2016			As of June 30, 2015
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$13,843,600	5.1%	1	$—	—%	—
2	205,389,359	75.5	15	307,288,963	93.2	23
3	36,019,187	13.2	3	15,681,780	4.8	1
4	—	—	—	6,798,345	2.0	1
5	16,862,018	6.2	3	—	—	—
Total	$272,114,164	100.0%	22	$329,769,088	100.0%	25

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

With respect to investments for which market quotations are not readily available or for which market quotations are not deemed to represent fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Investment Team responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;
•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;
•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding the fair value of each investment; and
•	the board of directors then reviews and discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

Realization of Investments

The potential exit scenarios of a portfolio company will play an important role in evaluating investment decisions. The Adviser will formulate specific exit strategies at the time of each investment. Our debt orientation will provide for increased potential exit opportunities, including the sale of investments in the private markets, the refinancing of investments held, often due to maturity or recapitalizations, and other liquidity events including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we generally expect to receive interest income over the course of the investment period, receiving a significant return on invested capital well in advance of final exit.

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

SBIC License

We intend to apply for a license to form a small business investment company subsidiary, or SBIC subsidiary. The application is subject to approval by the United States Small Business Administration, or the SBA, and we can make no assurances that the SBA will approve our application. If a license is granted by the SBA, the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements. SBA-guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us. Neither we nor the Adviser has ever operated an SBIC. See “Risk Factors — Risks Relating to Our Business and Structure — If we receive qualification from the SBA to be licensed as an SBIC but we are unable to comply with SBA regulations thereafter, our business plan and investment objective could be adversely affected.” In addition, if we were to receive an SBIC license, we also may apply for exemptive relief from the SEC to permit us to exclude the indebtedness of any such wholly-owned SBIC subsidiary from the 200% asset coverage requirement applicable to us.

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

We use the expertise of the Investment Team to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of members of the Investment Team will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers, except for our Chief Compliance Officer, are employees of the Adviser and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and their respective staffs, is paid by us pursuant to the Administration Agreement with the Adviser. Gerald Cummins currently serves as our Chief Compliance Officer and is a Director of Alaric Compliance Services, LLC. Mr. Cummins performs his functions as our Chief Compliance Officer under the terms of an agreement between the Adviser and Alaric Compliance Services, LLC. The Adviser retained Mr. Cummins and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement. Effective September 1, 2016, Rocco DelGuercio, our Chief Financial Officer and Treasurer, will replace Mr. Cummins as our Chief Compliance Officer and the agreement between the Adviser and Alaric Compliance Services, LLC will be terminated. The Adviser also has a strategic relationship with Cyrus Capital in which the Adviser can utilize the expertise of Cyrus Capital’s investment, accounting and back office professionals on an as needed basis pursuant to a personnel sharing arrangement.

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

Pursuant to the Investment Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

For the period from February 11, 2014 (the completion of our initial public offering) and ending December 31, 2014, the Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support a minimum dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the periods January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, the Adviser has agreed to waive its incentive fees, without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis). The annual dividend yield will be based on our initial public offering price per share. Net investment income is defined as GAAP net income before net realized and unrealized gains (losses).

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

The ordinary income component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Adviser receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the total return and deferral provisions discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to the Adviser only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. Notwithstanding any such incentive fee reduction or elimination, there is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we would pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

Under GAAP, we calculate the capital gains component of the incentive fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.2625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)
= 100% × (2.2625% – 2.0%)
= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision; therefore the income related portion of the incentive fee is 0.2625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (management fee + other expenses) = 2.8625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee = 100% × “catch-up” + (20.0% × (Pre-Incentive Fee Net Investment Income – 2.5%))

“Catch-up” = 2.5% – 2.0%
= 0.5%

Incentive fee = (100% × 0.5%) + (20.0% × (2.8625% – 2.5%))
= 0.5% + (20.0% × 0.3625%)
= 0.5% + 0.725%
= 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision; therefore the income related portion of the incentive fee is 0.5725%.

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

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
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

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2.0%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
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

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 3: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1:	$2.0 million investment made in Company A (“Investment A”), and $3.0 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $5.0 million and fair market value (“FMV”) of Investment B determined to be $3.5 million
Year 3:	FMV of Investment B determined to be $2.0 million
Year 4:	Investment B sold for $3.25 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $0.6 million — ($3.0 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None — $0.4 million (20.0% multiplied by ($3.0 million cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.6 million (previous capital gains fee paid in Year 2)
Year 4:	Capital gains incentive fee of $50,000 — $0.65 million ($3.25 million cumulative realized capital gains multiplied by 20%) less $0.6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1:	$2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million
Year 3:	FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million
Year 4:	FMV of Investment B determined to be $6.0 million
Year 5:	Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:

Year 1:	None
Year 2:	$0.4 million capital gains incentive fee — 20.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)
Year 3:	$0.25 million capital gains incentive fee(1) — $0.65 million (20.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2
Year 4:	$0.05 million capital gains incentive fee — $0.7 million ($3.50 million cumulative realized capital gains multiplied by 20.0%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3
Year 5:	None — $0.45 million (20.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.
(1)	As illustrated in Year 3 of Alternative 1 above, if a portfolio company were to be wound up on a date other than its fiscal year end of any year, it may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if such portfolio company had been wound up on its fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by the Adviser ($0.70 million) is effectively greater than $0.45 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($2.25 million)).

Payment of Our Expenses

The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and offerings;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	other offerings of our common stock and other securities;
•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act, as amended, and other applicable federal and state securities laws, and stock exchange listing fees;
•	fees and expenses associated with independent audits and outside legal costs;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;
•	costs associated with investor relations;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and
•	all other expenses incurred by us or the Adviser in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

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

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement at its first meeting, held on October 8, 2013, which became effective in February 2014. At a meeting of our board of directors held in November 2015, our board of directors, including a majority of the independent directors, approved the annual continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) any existing and potential sources of indirect income to our Adviser from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (e) the organizational capability and financial condition of our Adviser; and (f) various other factors.

In voting to approve the Investment Advisory Agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•	Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the advisory and other services to be provided by the Adviser, including the investment performance of the Investment Team. Our board of directors also considered the investment selection process expected to be employed by the Adviser, including the flow of transaction opportunities resulting from the Investment Team’s significant experience in structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies; the employment of the Adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered the Adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our board of directors considered the other terms and conditions of the Investment Advisory Agreement. Our board of directors determined that the substantive terms of the Investment Advisory Agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders.
•	Projected Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other BDCs of similar size and with similar investment objectives, (ii) the administrative services that the Adviser will provide to us at cost pursuant to the Administration Agreement, and (iii) potential fee waiver by the Adviser. Based upon its review, our board of directors determined that the fees to be paid under the Investment Advisory Agreement are reasonable in relation to the services expected to be provided by the Adviser.
•	Projected Profitability of the Adviser. Our board of directors considered information about the Adviser, including the anticipated costs of the services to be provided by the Adviser and the anticipated profits to be realized by the Adviser, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs.

•	Economies of Scale. Our board of directors considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Advisory Agreement reflect these economies of scale for the benefit of the our stockholders.
•	Limited Potential for Additional Benefits Derived by the Adviser. Our board of directors considered existing and potential sources of indirect income the Adviser receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by the Adviser as a result of our relationship with the Adviser, and was advised any such potential would be limited.

In view of the wide variety of factors that our board of directors considered in connection with its evaluation of the Investment Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Administration Agreement

Under the Administration Agreement, the Adviser furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser performs, or oversees the performance of, our required administrative services, which includes, among other things, being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, the Adviser assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Adviser may satisfy certain of its obligations under the Administration Agreement to us through the Services Agreement with Cyrus Capital, including supplying us with accounting and back-office professionals upon the request of the Adviser.

Payments under the Administration Agreement equal an amount based upon our allocable portion (subject to the review of our board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Adviser will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed thereafter with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Adviser outsources any of its functions, we pay the fees associated with such functions on a direct basis without any incremental profit to the Adviser.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

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

Under the Stifel arrangement and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us the opportunity to review and bid on Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities, consistent with our investment strategy and subject to the approval of our board of directors as necessary under the 1940 Act and certain other limitations. Stifel may invest in the same portfolio companies that we invest in (regardless of whether our investment arose from a Stifel-originated opportunity) and Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of a majority of our directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. See “Risk Factors — Our relationship with Stifel may create conflicts of interest.”

As a result of the relationship with Cyrus Capital and certain funds (the “Cyrus Funds”) managed by Cyrus Capital, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. However, a person’s status as an “affiliate” under the 1940 Act is a rebuttable presumption, which we believe we can successfully rebut. As a result, we believe that we may invest in the same portfolio companies that the Cyrus Funds invest in, without seeking exemptive relief from the SEC.

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

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. Section 107(b) of the JOBS Act also permits an emerging growth companies to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering in February 2014, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Risks Relating to Our Business and Structure

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a limited operating history as a BDC and a RIC. The Adviser has limited experience advising a BDC or a RIC, and we and our Adviser may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Messrs. Mauer and Jansen, who are also members of the Adviser’s investment committee, our executive officers and members of our board of directors. We can offer no assurance that Messrs. Mauer and Jansen will continue to provide investment advice to us. The loss of either Mr. Mauer or Mr. Jansen could limit our ability to achieve our investment objective and operate as we anticipate.

In addition, we are dependent on the other members of the Investment Team. If any of the members of the Investment Team were to resign, we may not be able to hire investment professionals with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations may be adversely affected. Even if we are able to retain comparable professionals the integration of such investment professionals and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon our Adviser’s network of relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, including Stifel and Cyrus Capital, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of the Investment Team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our relationship with Cyrus Capital may create conflicts of interest.

The Cyrus Funds, managed by Cyrus Capital, own approximately 28% of our outstanding common stock. The Cyrus Funds also have a 38% indirect economic interest in the Adviser. Pursuant to the services arrangement with Cyrus Capital, employees of Cyrus Capital, including administrative professionals and investment professionals (the “Cyrus Professionals”), will be made available to the Adviser upon request of the Adviser on an as needed basis. These Cyrus Professionals also engage in investment advisory activities for the private investment funds managed by Cyrus Capital, including the Cyrus Funds, which could result in conflicts of interest with respect to, among other things, the allocation of investment opportunities, and may distract them from their responsibilities to us. Upon request of the Adviser, Cyrus Capital also may provide certain financial, accounting and administrative services to the Adviser pursuant to the Services Agreement upon which the Adviser may rely to satisfy its obligations under the Administration Agreement.

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

Stifel owns approximately 16% of our outstanding common stock. Stifel also has a 20% interest in the Adviser. The Adviser employs five investment professionals that are members of the Investment Team who also serve as employees of Stifel. Additionally, one of the five Investment Team members who also serves as an employee of Stifel is also a member of the Adviser’s investment committee. These members of the Investment Team spend substantially all of their time in the Adviser’s office providing services to the Adviser. As the remainder of their time is spent in investment advisory activities for Stifel, this could potentially result in a conflict of interest and may distract them from their responsibilities to us. Stifel has a right to nominate an individual for election on our board of directors. Stifel has not exercised its right to nominate for election a member of our board of directors. We expect that if Stifel exercises its right to nominate an individual for election to our board of directors, such person would also be an employee of Stifel, and would continue to engage in investment advisory activities for Stifel, which could result in a conflict of interest and may distract such director appointee from his or her responsibilities to us.

Under the Stifel arrangement and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy, subject to the approval of our board of directors, as necessary under the 1940 Act, and certain other limitations. Stifel may invest in the same portfolio companies that we invest in (regardless of whether our investment arose from a Stifel-originated opportunity), and Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of a majority of our directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with Stifel and its affiliates. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with Stifel and its affiliates, our business, financial condition, results of operations and cash flows could be materially adversely affected.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of the Adviser’s investment committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, such as Stifel, or of investment funds, accounts, or investment vehicles managed by the Adviser or Stifel. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, the Adviser and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. The members of the Investment Team also include five investment professionals that also serve as employees of Stifel. Although these investment professionals spend substantially all of their time in the Adviser’s office providing services to the Adviser, they may also continue to engage in investment advisory activities for Stifel, which could result in a conflict of interest and may distract them from their responsibilities to us. As a result, and although the Adviser and its Investment Team are subject to a written conflicts of interest policy, the time and resources the Adviser’s Investment Team and certain members of the Adviser’s investment committee could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The members of the Investment Team may, from time to time, possess material non-public information, limiting our investment discretion.

Members of the Investment Team may serve as directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

There are conflicts related to other arrangements with the Adviser.

We have entered into a License Agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “CM Finance.” See “Business — Management Agreements — License Agreement.” In addition, we have entered into an Administration Agreement with the Adviser pursuant to which we are required to pay to the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under such Administration Agreement, such as rent, equipment and our allocable portion of the cost of our Chief Financial Officer and our Chief Compliance Officer and their respective staffs’ compensation and compensation-related expenses. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “CM Finance” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “CM Finance” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, and receipt of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Adviser is based on the value of our gross assets and receipt of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable to the Adviser.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Messrs. Mauer and Jansen, each an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by certain members of our board of directors, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business — Taxation as a Regulated Investment Company.”

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

Our distributions to stockholders may be funded, in part, from waivers of investment advisory fees by the Adviser.

The Adviser has agreed to permanently waive all or portions of the incentive fee to which it is entitled for calendar years 2015 and 2016, to the extent required to support an annualized dividend yield of 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in our initial public offering of $15.00. As a result, any such distributions funded through waivers of the incentive fee portion of our investment advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. There can be no assurance that we will achieve the performance necessary or that the Adviser will continue to waive all or a portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail maintain our qualification as a RIC and thus be subject to corporate-level U.S. federal income tax. See “Business — Taxation as a Regulated Investment Company.”

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 200% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. On November 3, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which we expect to be held in November 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

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

Proposed legislation may allow us to incur additional leverage.

Legislation has been introduced in the U.S. House of Representatives which is intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be reintroduced and enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2016, substantially all of our assets were pledged as collateral under the Financing Facility. In addition, under the terms of the Financing Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

Adverse developments in the credit markets may impair our ability to secure debt financing.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

The effect of global climate change may impact the operations of our portfolio companies

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, which was in February 2014 (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of June 30, 2016, our investments in the entertainment and leisure industry represented approximately 19.46% of the fair value of our portfolio, and our investments in the telecommunications industry represented approximately 11.04% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the entertainment and leisure industry face considerable uncertainties including significant technological developments.

Our investments in portfolio companies that operate in the entertainment and leisure industry represent approximately 19.46% of our total portfolio as of June 30, 2016. Portfolio companies in the entertainment sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Portfolio companies in the entertainment and leisure industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If a portfolio company is unable to participate in new product or distribution technologies, its results of operations may suffer. Adverse economic, business, or regulatory developments affecting the entertainment sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the oil and gas industry face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the oil and gas and oilfield industries represent approximately 11.68% of our total portfolio as of June 30, 2016. The revenues, income (or losses) and valuations of oil and gas companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

Our investments in portfolio companies that operate in the telecommunications industry represent approximately 11.04% of our total portfolio as of June 30, 2016. Portfolio companies in the telecommunications sector are subject to many risks, including the negative impact of regulation, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Adverse economic, business, or regulatory developments affecting the telecommunications sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the administration of LIBOR is now the responsibility of NYSE Euronext Rates Administration Limited.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On November 3, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which we expect to be held in November 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “— Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permit us to issue shares of our common stock below net asset value.

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

The Adviser has agreed to permanently waive all or portions of the incentive fee to which it is entitled for calendar years 2015 and 2016, to the extent required to support an annualized dividend yield of 9.25% and 9.375% per annum, respectively, based on the price per share of our common stock in our initial public offering of $15.00. As a result, any such distributions funded through waivers of the incentive fee portion of our investment advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. There can be no assurance that we will achieve the performance necessary or that the Adviser will continue to waive all or a portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, on November 3, 2015, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2015 Annual Meeting of Stockholders and the date of the Company’s 2016 Annual Meeting of Stockholders, which we expect to be held in November 2016. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	10,000,000	10,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	100,000	100,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.996%		(3.8)%
Total Interest of Stockholder A in NAV	$1,000,000	$998,000		(0.2)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

Stifel owns approximately 16% of our total outstanding common stock, and the Cyrus Funds own, in the aggregate, approximately 28% of our total outstanding common stock. The shares held by Stifel and the Cyrus Funds are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Stifel and the Cyrus Funds to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CMFN.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on February 5, 2014:

	Price Range
Fiscal Year Ended	High	Low
June 30, 2017
First quarter (through August 30, 2016)	$9.74	$8.98
June 30, 2016
Fourth quarter	9.66	7.87
Third quarter	10.44	6.92
Second quarter	12.01	10.02
First quarter	13.74	10.05
June 30, 2015
Fourth quarter	14.25	13.24
Third quarter	14.15	11.00
Second quarter	13.64	10.03
First quarter	14.82	13.02
June 30, 2014
Fourth quarter	15.45	12.86
Third quarter (from February 6, 2014)	16.09	15.02

The last reported sale price for our common stock on the NASDAQ Global Select Market on August 25, 2016 was $9.59 per share. As of August 25, 2016, we had 29 stockholders of record.

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

Dividends

Our dividends, if any, are determined by our board of directors. We intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in February 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount Per Share
June 30, 2017
First Quarter	August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
June 30, 2016
Fourth Quarter	April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
Third Quarter	February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
Second Quarter	November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
First Quarter	June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
	June 10, 2015	September 15, 2015	September 1, 2015	$0.4300
June 30, 2015
Fourth Quarter	May 6, 2015	June 18, 2015	July 5, 2015	$0.3469
Third Quarter	January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
Second Quarter	November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
First Quarter	September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
June 30, 2014
Fourth Quarter	May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
Third Quarter	March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
Total				$4.0661

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the Russell 2000 Financial Services Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Alcentra Capital Corp, Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corp, THL Credit, Inc., and WhiteHorse Finance Inc, for the period from February 6, 2014 (initial public offering) through June 30, 2016. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The Wells Fargo BDC Index replaces the Russell 2000 Financial Services Index, which was used to represent the small-cap segment of the U.S. equities universe in our 2015 annual report. We believe that the Wells Fargo BDC Index, which measures the performance of a broad group of BDCs, is a more appropriate comparative market index because it better reflects the price volatility that BDCs experience. However, the following stock performance graph compares our cumulative total return with that of both the newly selected indices and the indices used in our 2015 annual report.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among CM Finance Inc, the Wells Fargo BDC Index,
the NASDAQ Financial Index, the Russell 2000 Index and a Peer Group
DOLLARS
130
120
110
100
90
80
70
2/6/14
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
CM Finance Inc
Wells Fargo BDC Index
NASDAQ Financial Index
Russell 2000 Index
Peer Group

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial data for the years ended June 30, 2016, June 30, 2015, June 30, 2014 and June 30, 2013, and the partial year ended 2012, is derived from our financial statements which have been audited by Ernst and Young, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended June 30, 2016	For the year ended June 30, 2015	For the year ended June 30, 2014	For the year ended June 30, 2013	For the period from March 7, 2012 to June 30, 2012
Total investment income	$35,579,922	$36,917,105	$21,134,061	$6,772,816	$501,856
Total expenses, net of fee waiver	$15,725,966	$16,699,402	$5,135,934	$630,686	$197,817
Net investment income	$19,853,956	$20,217,703	$15,998,127	$6,142,130	$304,039
Net increase (decrease) in net assets resulting from operations	$(9,344,770)	$15,433,288	$16,176,034	$7,996,171	$297,629
Per Share Data(1):
Net asset value	$11.90	$14.41	$14.65	N.A.	N.A.
Net investment income	$1.45	$1.48	$0.47	N.A.	N.A.
Net increase (decrease) in net assets resulting from operations	$(0.68)	$1.13	$0.51	N.A.	N.A.
Distributions declared	$1.83	$1.37	$0.52	N.A.	N.A.

	At June 30, 2016	At June 30, 2015	At June 30, 2014	At June 30, 2013	At June 30, 2012
Balance Sheet Data:
Investments at fair value	$272,114,164	$330,323,856	$273,710,465	$119,209,284	$21,571,479
Cash and cash equivalents	$18,433,066	$21,535,492	$24,698,073	$—	$—
Total assets	$319,961,415	$360,458,841	$308,300,322	$186,938,136	$21,867,622
Total liabilities	$157,211,532	$163,507,992	$108,083,501	$99,687,499	$3,725,955
Total net assets	$162,749,883	$196,950,849	$200,216,821	$87,250,637	$18,141,667
Other Data:
Number of portfolio companies at period end	22	26	24	11	3
Weighted average yield on debt investments (at cost) at period end	9.80%	10.91%	10.82%	10.72%	11.26%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with Stifel and the Cyrus Funds;
•	our contractual arrangements and relationships with lenders and other third parties;
•	actual and potential conflicts of interest with the Adviser;
•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	our ability to obtain exemptive relief from the SEC;
•	our ability to obtain an SBIC license; and
•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

Overview

We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to continue to qualify to be treated as a RIC under Subchapter M of the Code.

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

On February 5, 2014, we priced our initial public offering, selling 7,666,666 shares of our common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, the Merger was consummated, whereby CM Finance LLC merged with and into us. In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of the Cyrus Funds. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel, to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We also used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

Upon our election to be regulated as a BDC on February 5, 2014, we entered into the Advisory Agreement and the Administration Agreement with the Adviser as our investment adviser and administrator, respectively.

We consolidate the operations of our wholly-owned subsidiaries, CM SPV, a special purpose vehicle used to finance certain investments, and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements for a RIC under the Code.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Investment Team responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;
•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;
•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding the fair value of each investment; and
•	the board of directors then reviews and discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

As of June 30, 2016 and June 30, 2015, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

We may hold debt investments in our portfolio that contain a PIK interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.

Non-accrual:  Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2016, we had two investments on non-accrual status, which represented approximately 6.20% of our portfolio at fair value. As of June 30, 2015, there were no investments on which we had ceased the accrual of cash or PIK interest income.

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 17, 2015, July 20, 2015 and August 14, 2015, we, through CM SPV, our wholly owned subsidiary, entered into the Financing Facility with UBS. The Financing Facility includes a $102.0 million Term Financing, which expires on December 5, 2018 and a $50.0 million Revolving Financing, which expires on December 5, 2016. As of June 30, 2016, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of June 30, 2016 and June 30, 2015, we had $102.0 million and $102.0 million outstanding under the Term Financing, respectively, and $30.5 million and $48.8 million outstanding under the Revolving Facility, respectively.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2016, approximately 9.3% of our total assets were non-qualifying assets.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Advisory Agreement, and administration fees and our allocable portion of overhead under the Administration Agreement. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and our initial public offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm(s));
•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;
•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, equipment and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs’ compensation and compensation-related expenses);
•	transfer agent, dividend agent and custodial fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act, and other applicable federal and state securities laws, and stock exchange listing fees;
•	fees and expenses associated with independent audits and outside legal costs;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;
•	costs associated with investor relations;
•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and
•	all other expenses incurred by us or the Adviser in connection with administering our business.

Portfolio and investment activity

Portfolio composition

We invest primarily in lower middle-market companies in the form of unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds, mezzanine loans and in the equity of portfolio companies through warrants and other instruments.

At June 30, 2016, our investment portfolio of $272.1 million (at fair value) consisted of investments in 22 portfolio companies, of which 57.7% were first lien investments, 42.2% were second lien investments, and 0.1% were in equity and warrant positions. At June 30, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $29.0 million, respectively.

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

As of June 30, 2016 and June 30, 2015, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.80% and 10.91%, respectively.

At June 30, 2016 and June 30, 2015, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at June 30, 2016	Percentage of Total Portfolio at June 30, 2015
Entertainment and Leisure	19.46%	8.91%
Telecommunications	11.04	14.92
Industrial	7.96	7.56
Automobiles and Components	7.88	6.08
Healthcare-Products/Services	6.92	12.58
Oil and Gas	6.21	8.59
Construction & Building	5.91	5.86
Media	5.88	5.84
Oilfield Services	5.47	6.78
Trucking and Leasing	5.02	5.83
Business Services	4.88	—
Cable	4.08	3.39
Information Technology	3.59	—
Services	2.94	2.58
Utilities	2.76	4.45
Pipelines	—	2.84
Chemicals	—	2.51
Food & Beverage	—	1.28
Total	100.00%	100.00%

During the twelve months ended June 30, 2016, we added nine new investments totaling approximately $64.8 million. Six of these investments were in new portfolio companies. Of these new investments, 77.9% consisted of first lien investments, 15.4% second lien investments, 6.5% unsecured investments and 0.2% in warrants.

During the twelve months ended June 30, 2015, we added 18 new investments and funded one pre-existing commitment, totaling approximately $198.0 million. Ten of these investments were in new portfolio companies. Of these new investments, 62.1% consisted of first lien investments, 31.4% second lien investments, 5.1% unsecured investments and 1.4% in warrants.

At June 30, 2016, 87.9% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.6% bore interest at fixed rates. At June 30, 2015, 87.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2016, we had no investments with unfunded commitments. As of June 30, 2015, we had we had one such investments with aggregate unfunded commitments of $250,000.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2016			As of June 30, 2015
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$13,843,600	5.1%	1	$—	—%	—
2	205,389,359	75.5	15	307,288,963	93.2	23
3	36,019,187	13.2	3	15,681,780	4.8	1
4	—	—	—	6,798,345	2.0	1
5	16,862,018	6.2	3	—	—	—
Total	$272,114,164	100.0%	22	$329,769,088	100.0%	25

Results of Operations

Comparison of the twelve months ended June 30, 2016 and June 30, 2015

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the twelve months ended June 30, 2016 decreased to $35.6 million from $36.9 million for the twelve months ended June 30, 2015, primarily due to two investments in our portfolio being on non-accrual status for the quarter ended June 30, 2016.

Expenses

Total expenses (including waiver, if applicable) for the twelve months ended June 30, 2016 decreased to $15.7 million from $16.7 million for the twelve months ended June 30, 2015, due primarily to a decrease in income based incentive fee, partially offset by an increase in interest expenses.

Net investment income

Net investment income decreased to $19.9 million for the twelve months ended June 30, 2016 from $20.2 million for the twelve months ended June 30, 2015, primarily due to a decrease in investment income primarily due to two investments being on non-accrual.

Net realized gain or loss

The net realized gain on investments totaled $0.3 million for the twelve months ended June 30, 2016, due to gains on sales activity during the period.

The net realized gain on investments totaled $3.0 million for the twelve months ended June 30, 2015, primarily due to the gain on sale of common stock in Virgin America, partially offset by loss on sale of our investment in Bennu Oil & Gas, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $29.5 million for the twelve months ended June 30, 2016, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AAR Intermediate Holdings, LLC, and YRC Worldwide, Inc.

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

Net realized gain or loss

The net realized gain on investments totaled $3.0 million for the twelve months ended June 30, 2015, primarily due to the gain on sale of common stock in Virgin America, partially offset by loss on sale of our investment in Bennu Oil & Gas, LLC.

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

Liquidity and capital resources

Cash flows

For the twelve months ended June 30, 2016, our cash balance decreased by $3.1 million. During that period, we generated $41.3 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $95.1 million, offset by investments of $63.0 million in portfolio companies. During the same period, we used $44.4 million towards financing activities, consisting primarily of distributions to our stockholders and repayments to the Revolving Financing.

Capital Resources

As of June 30, 2016, we had $18.4 million of cash as well as $18.0 million in restricted cash and $19.5 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with GAAP.

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

To qualify for RIC tax treatment, we must, among other things, distribute to our stockholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each shareholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Investment Advisory Agreement

Pursuant to the Advisory Agreement, we have agreed to pay to the Adviser a base management fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with our financing”, and an incentive fee consisting of two parts.

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

The Adviser has agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the initial public offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the our common stock in the initial public offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Adviser.

For the twelve months ended June 30, 2016 and June 30, 2015, $5,511,532 and $5,169,039 in base management fees were earned by the Adviser, respectively, of which $1,257,768 and $1,420,978 were payable at June 30, 2016 and June 30, 2015, respectively.

For the twelve months ended June 30, 2016, we incurred $1,229,031 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of June 30, 2016, $275,540 of such incentive fees are currently payable to the Adviser of which $267,873 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2015, the Company incurred $4,711,675 of incentive fees related to pre-incentive fee net investment income, of which $1,174,655 was waived. As of June 30, 2015, $1,723,260 of such incentive fees are currently payable to the Adviser of which $284,350 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of June 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Prior to our election to be regulated as a BDC on February 5, 2014, no base or incentive management fees were due and payable.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016, we did not have any off-balance sheet arrangements. As of June 30, 2015, our off-balance sheet arrangements consisted of $250,000 of unfunded commitments to one of our portfolio companies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2016, 87.9% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2016, a 1.00% increase in interest rates would increase our net interest income by approximately 1.63% and a 2.00% increase in interest rates would increase our net interest income by approximately 7.52%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We have audited the accompanying consolidated statements of assets and liabilities of CM Finance Inc (the “Company”), including the consolidated schedule of investments as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of June 30, 2016 and 2015, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2016 and 2015, and the consolidated results of their operations, changes in their net assets and their cash flows for each of the years in the three year period ended June 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

August 30, 2016
New York, NY

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2016	June 30, 2015
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $307,364,949 and $336,092,639, respectively)	$272,114,164	$330,323,856
Derivatives, at fair value (cost $0 and $0, respectively)	9,071,659	1,845,768
Cash	18,433,066	21,535,492
Cash, restricted	18,023,466	3,433,704
Interest receivable	1,897,710	2,900,804
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	234,837	232,704
Total Assets	$319,961,415	$360,458,841
Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	30,478,329	48,847,459
Deferred debt issuance costs	(1,510,491)	(2,331,035)
Notes Payable, net	130,967,838	148,516,424
Base management fees payable	1,257,768	1,420,978
Income-based incentive fees payable	275,540	1,723,260
Derivatives, at fair value (cost $0 and $0, respectively)	9,071,659	1,845,768
Payable for investments purchased	8,828,750	2,988,655
Distributions payable	4,809,778	4,741,174
Deferred financing costs payable	879,042	1,525,000
Interest payable	175,792	168,658
Accrued expenses and other liabilities	945,365	578,075
Total Liabilities	157,211,532	163,507,992
Commitments and Contingencies (Note 6)
Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,679,686 and 13,667,267 shares issued and outstanding, respectively)	13,680	13,667
Additional paid-in capital	199,722,997	199,418,478
Accumulated net realized gain	—	3,700,400
Distributions in excess of net investment income	(1,736,009)	(412,913)
Net unrealized depreciation on investments	(35,250,785)	(5,768,783)
Total Net Assets	162,749,883	196,950,849
Total Liabilities and Net Assets	$319,961,415	$360,458,841
Net Asset Value Per Share	$11.90	$14.41

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations

	For the twelve months ended June 30,
	2016		2015		2014
Investment Income:
Interest income		$33,683,108		$35,165,863	$18,808,795
Payment in-kind interest income		960,603		1,121,036	1,723,676
Other fee income		936,211		630,206	601,590
Total investment income		35,579,922		36,917,105	21,134,061
Expenses:
Base management fees		5,511,532		5,169,039	1,461,770
Income-based incentive fees		1,229,031		4,711,675	—
Interest expense		4,048,527		3,527,014	2,466,792
Amortization of deferred debt issuance costs		1,441,044		1,194,662	461,380
Professional fees		1,039,802		1,214,546	561,961
Allocation of administrative costs from advisor		785,846		591,233	267,809
Custodian and administrator fees		442,598		303,913	88,707
Directors' fees		425,922		426,255	201,500
Insurance expense		367,327		396,885	176,953
Other expenses		434,337		338,835	597,595
Total expenses		15,725,966		17,874,057	6,284,467
Waiver of base management fees		—		—	(1,148,533)
Waiver of income-based incentive fees		—		(1,174,655)	—
Net expenses		15,725,966		16,699,402	5,135,934
Net investment income(1)		19,853,956		20,217,703	15,998,127
Net realized and unrealized gains (losses) on investment transactions:
Net realized losses on investments attributable to CM Finance LLC		—		—	(946,608)
Net realized gains on investments attributable to CM Finance Inc		283,276		3,012,575	162,630
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance LLC		—		—	549,814
Net change in unrealized appreciation (depreciation) on investments attributable to CM Finance Inc		(29,482,002)		(7,796,990)	412,071
Net realized and unrealized gains (losses)		(29,198,726)		(4,784,415)	177,907
Net increase (decrease) in net assets resulting from operations		$(9,344,770)		$15,433,288	$16,176,034
Net increase in net assets resulting from operations attributable to CM Finance LLC	$	N.A.	$	N.A.	$9,219,852
Net increase (decrease) in net assets resulting from operations attributable to CM Finance Inc		$(9,344,770)		$15,433,288	$6,956,182
CM Finance Inc:
Basic and diluted:
Net investment income per share		$1.45		$1.48	$0.47
Earnings (loss) per share		$(0.68)		$1.13	$0.51
Weighted Average Shares of Common Stock Outstanding		13,674,197		13,666,812	13,666,666

(1)	Net investment income attribution:

	For the twelve months ended June 30,
	2016		2015		2014
Net investment income attributable to CM Finance LLC	$	N.A.	$	N.A.	$9,616,646
Net investment income attributable to CM Finance Inc		$19,853,956		$20,217,703	$6,381,481

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets

	For the twelve months ended June 30,
	2016	2015	2014
CM Finance LLC:
Members capital at beginning of year	$—	$—	$87,250,637
Contributions from members	—	—	48,606,009
Distributions to members	—	—	(55,076,498)
Net investment income	—	—	9,616,646
Net realized losses on investments	—	—	(946,608)
Net change in unrealized appreciation (depreciation) on investments	—	—	549,814
Members' capital	—	—	90,000,000
CM Finance Inc:
Net assets at beginning of year	$196,950,849	$200,216,821	$—
Increase (decrease) in net assets resulting from operations
Net investment income	19,853,956	20,217,703	6,381,481
Net realized gain on investments	283,276	3,012,575	162,630
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	(29,482,002)	(7,796,990)	412,071
Net increase (decrease) in net assets from operations	(9,344,770)	15,433,288	6,956,182
Capital transactions
Proceeds from shares sold	—	—	111,549,990
Reinvestments of shareholder distributions	124,824	7,881	—
Distributions from net investment income	(20,614,360)	(18,707,141)	(7,089,351)
Distributions from net realized gains	(4,366,660)	—	—
Common stock offering costs	—	—	(1,200,000)
Net increase (decrease) in net assets resulting from capital transactions	(24,856,196)	(18,699,260)	103,260,639
Total increase (decrease) in net assets	(34,200,966)	(3,265,972)	110,216,821
Net assets at end of year (including distributions in excess of net investment income of $(1,736,009), $(412,913), $(635,839), respectively)	$162,749,883	$196,950,849	$200,216,821
Distributions declared per common share	$1.8270	$1.3688	$0.5187

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2016	2015	2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations attributable to CM Finance LLC	$—	$—	$9,219,852
Net (decrease) increase in net assets resulting from operations attributable to CM Finance Inc	(9,344,770)	15,433,288	6,956,182
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(63,049,676)	(196,764,500)	(277,126,747)
Payment in-kind interest	(960,603)	(1,121,036)	(1,723,676)
Sales and repayments of investments	95,132,109	138,921,883	125,129,039
Net realized losses on investments attributable to CM Finance LLC	—	—	946,608
Net realized (gains) on investments attributable to CM Finance Inc	(283,276)	(3,012,575)	(162,630)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance LLC	—	—	(549,814)
Net change in unrealized (appreciation) depreciation on investments attributable to CM Finance Inc	29,482,002	7,796,990	(412,071)
Amortization of discount/premium on investments	(2,110,864)	(2,434,153)	(601,890)
Amortization of deferred debt issuance costs	1,441,044	1,194,662	461,380
Net (increase) decrease in operating assets:
Cash, restricted	(14,589,762)	3,705,609	35,462,025
Due from broker	—	—	22,975,552
Interest receivable	1,003,094	(1,442,761)	(446,001)
Deferred debt issuance costs	—	—	(625,000)
Prepaid expenses and other assets	(2,133)	497,858	(730,562)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	5,840,095	(13,671,345)	16,660,000
Interest payable	7,134	60,541	(41,081)
Accrued expenses and other liabilities	367,290	(116,068)	476,533
Base management fees payable	(163,210)	1,107,741	313,237
Income-based incentive fees payable	(1,447,720)	1,723,260	—
Net Cash Provided by (Used in) Operating Activities	41,320,754	(48,120,606)	(63,819,064)
Cash Flows from Financing Activities
Proceeds from shares sold	—	—	111,549,990
Payment for deferred financing costs	(1,266,458)	(1,541,021)	(1,176,827)
Deferred offering costs	—	(186,513)	—
Contributions from members of CM Finance LLC	—	—	48,606,009
Distributions to members of CM Finance LLC	—	—	(77,076,498)
Distributions to shareholders	(24,787,592)	(18,570,586)	(2,476,851)
Proceeds from borrowing on term loan	—	25,500,000	—
Proceeds from borrowing on revolving credit facility	34,939,022	126,814,320	49,121,937
Repayments of borrowing on revolving credit facility	(53,308,152)	(87,058,175)	(40,030,623)
Net Cash (Used in) Provided by Financing Activities	(44,423,180)	44,958,025	88,517,137
Net Change in Cash	(3,102,426)	(3,162,581)	24,698,073
Cash
Beginning of year	21,535,492	24,698,073	—
End of year	$18,433,066	$21,535,492	$24,698,073
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,041,393	$3,466,473	$2,425,711
Issuance of shares pursuant to Dividend Reinvestment Plan	124,824	7,881	—

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments
June 30, 2016

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 10.50%(3)	1.00%	12/19/2019	$16,750,000	$16,470,094	$16,080,000	9.88%
AAR Intermediate Holdings, LLC(4)	Oilfield Services	3M L + 14.00% PIK	1.00%	3/30/2019	16,987,758	16,069,253	9,343,267	5.74%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,088,889	8,041,201	7,603,555	4.67%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,435,127	29,071,821	28,993,600	17.81%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	13,060,000	13,274,716	13,843,600	8.51%
Land Holdings I, LLC	Entertainment and Leisure	12.00%(3)	—	6/26/2019	23,500,000	23,460,521	23,970,000	14.73%
NS NWN Acquisition LLC	Information Technology	3M L + 9.00%(3)	1.00%	10/16/2020	9,812,500	9,616,250	9,616,250	5.91%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,660,000	15,417,305	15,160,600	9.32%
Premiere Global Services, Inc.	Business Services	1M L + 6.50%	1.00%	12/8/2021	4,937,343	4,453,235	4,443,609	2.73%
School Specialty, Inc.	Business Services	1M L + 8.50%	1.00%	6/11/2019	9,000,000	8,828,750	8,831,250	5.43%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%(3)	0.50%	5/2/2019	6,189,789	6,106,044	5,539,861	3.40%
YRC Worldwide, Inc.(5)	Trucking and Leasing	3M L + 7.00%(3)	1.00%	2/13/2019	14,612,470	14,550,898	13,662,660	8.39%
Total Senior Secured First Lien Debt Investments					169,033,876	165,360,088	157,088,252	96.52%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(6)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,890,373	16,000,000	9.83%
Bird Electric Enterprises, LLC(4)	Utilities	14.63%, 3.00% PIK	—	10/9/2020	15,037,500	14,799,123	7,518,750	4.62%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,813,825	16,900,000	10.38%
Language Line, LLC	Services	3M L + 9.75%(3)	1.00%	7/7/2022	8,000,000	7,957,817	8,000,000	4.92%
Maxim Crane	Industrial	3M L + 9.25%(3)	1.00%	11/26/2018	10,000,000	10,053,345	10,000,000	6.14%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,384,245	11,664,000	7.17%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,333,096	11,281,657	11,106,434	6.82%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,092,924	15,096,455	14,866,530	9.14%
Trident USA Health Services, LLC	Healthcare – Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,787,931	18,815,326	11.56%
Total Senior Secured Second Lien Debt Investments					143,541,806	139,064,771	114,871,040	70.58%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)
June 30, 2016

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Warrants)(4)(5)	Oilfield Services	9/30/2024	$1,643,206	$1,251,058	$—	—%
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas	11/3/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology		154	155,023	154,871	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications	9/24/2027	201	1,374,009	—	—
Total Equity, Warrants and Other Investments			1,582,008	2,940,090	154,872	0.10%
Total Non-Controlled/Non-Affiliates			$314,157,690	$307,364,949	$272,114,164	167.20%
Liabilities in excess of other assets					(109,364,281)	(67.20)%
Net Assets					$162,749,883	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$6,929,903	4.26%
Embedded derivative – Notes Payable(8)	Diversified Financial Services			50,000,000	—	2,141,756	1.31%
Total Assets				152,000,000	—	9,071,659	5.57%
Liabilities
Total Return Swap(7)(8)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,929,903)	(4.26)%
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(2,141,756)	(1.31)%
Total Liabilities				152,000,000	—	(9,071,659)	(5.57)%
Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L — 1 month LIBOR (0.47% as of June 30, 2016)

3M L — 3 month LIBOR (0.65% as of June 30, 2016)

PIK — Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments
June 30, 2015

Investments(1)	Industry	Interest Rate		Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 9.50%(3)		1.00%	12/19/2019	$19,750,000	$19,377,992	$19,355,000	9.83%
AAR Intermediate Holdings, LLC	Oilfield Services	1M L + 12.00%(3)		1.00%	3/30/2019	18,449,153	17,154,380	15,681,780	7.96%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)		1.25%	3/22/2018	8,690,025	8,608,666	7,994,823	4.06%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)		1.00%	12/21/2020	29,737,025	29,268,948	29,439,655	14.95%
Butler Burgher Group LLC(4)	Services	1M L + 13.25%(3)		0.25%	6/30/2017	8,099,265	7,995,819	8,504,227	4.32%
Crestwood Holdings, LLC	Pipelines	3M L + 6.00%(3)		1.00%	6/19/2019	9,490,434	9,459,199	9,371,804	4.76%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)		—	10/1/2019	11,750,000	11,970,461	12,102,500	6.15%
Lightsquared, Inc.	Telecommunications	9.00% PIK	(2)	—	12/30/2015	10,322,384	10,289,742	10,322,384	5.24%
Nathan’s Famous, Inc.	Food & Beverage	10.00%(3)			2/27/2020	4,000,000	4,000,000	4,240,000	2.15%
New Standard Energy Texas LLC	Oil and Gas	13.00%(5)		—	11/28/2016	7,553,718	7,393,106	6,798,346	3.45%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)		1.00%	6/27/2020	16,830,000	15,345,653	15,567,750	7.90%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%		0.50%	5/2/2019	6,552,623	6,440,615	6,421,571	3.26%
YRC Worldwide, Inc.(6)	Trucking and Leasing	3M L + 7.25%(3)		1.00%	1/1/2020	19,762,342	19,645,621	19,268,283	9.78%
Total Senior Secured First Lien Debt Investments						170,986,969	166,950,202	165,068,123	83.81%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(7)	Media	3M L + 9.00%(3)		1.00%	8/13/2022	20,000,000	18,771,381	19,300,000	9.80%
Bird Electric Enterprises, LLC	Utilities	3M L + 12.00%(3)		—	10/9/2020	15,000,000	14,724,441	14,700,000	7.46%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)		1.25%	4/15/2020	26,000,000	23,519,966	21,580,000	10.96%
Maxim Crane	Industrial	3M L + 9.25%		1.00%	11/26/2018	10,000,000	10,074,647	10,075,000	5.12%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)		1.00%	11/27/2021	16,200,000	15,233,148	14,904,000	7.57%
Physiotherapy Associates	Healthcare – Products/Services	3M L + 8.50%(3)		1.00%	6/4/2022	5,000,000	4,950,349	4,950,000	2.51%
RCHP, Inc.	Healthcare – Products/Services	3M L + 9.50%(3)		1.00%	10/23/2019	15,000,000	14,808,454	15,150,000	7.69%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)		1.00%	10/30/2020	11,539,815	11,475,256	11,193,621	5.68%
Telular Corp.	Telecommunications	3M L + 8.00%(3)		1.25%	6/24/2020	7,500,000	7,420,438	7,481,250	3.80%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)		1.00%	8/14/2020	15,725,000	15,729,588	15,646,375	7.94%
Trident USA Health Services, LLC	Healthcare – Products/Services	3M L + 9.00%(3)		1.25%	7/31/2020	21,878,285	21,769,681	21,440,720	10.89%
Total Senior Secured Second Lien Debt Investments						163,843,100	158,477,349	156,420,966	79.42%
Unsecured Debt
Nexeo Solutions Holdings, LLC	Chemicals	8.38%			3/1/2018	9,000,000	7,880,021	8,280,000	4.21%
Total Unsecured Debt						9,000,000	7,880,021	8,280,000	4.21%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)
June 30, 2015

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Warrants)(6)(8)	Oilfield Services	9/30/2024	$1,251,058	$1,251,058	$300,000	0.15%
Endeavour International Holding B.V., $3.01 strike (Warrants)(6)(8)	Oil and Gas	11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(8)	Telecommunications	6/24/2024	201	1,374,009	254,766	0.13%
Total Equity, Warrants and Other Investments			1,411,259	2,785,067	554,767	0.28%
Total Non-Controlled/Non-Affiliates			$345,241,328	$336,092,639	$330,323,856	167.72%
Liabilities in excess of other assets					(133,373,007)	(67.72)%
Net Assets					$196,950,849	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes Payable(9)	Diversified Financial Services			$102,000,000	$—	$1,263,087	0.64%
Embedded derivative – Notes Payable(9)	Diversified Financial Services			50,000,000	—	582,681	0.30%
Total Assets				152,000,000	—	1,845,768	0.94%
Liabilities
Total Return Swap(9)	Diversified Financial Services	1ML + 2.75%	12/5/2017	102,000,000	—	(1,263,087)	(0.64)%
Total Return Swap(9)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(582,681)	(0.30)%
Total Liabilities				152,000,000	—	(1,845,768)	(0.94)%
Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest and is net of repayments and unfunded commitments.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Does not include $250,000 of unfunded commitment.
(5)	In addition to interest, the borrower pays an overriding royalty interest of 1.25% of gross sales proceeds, subject to certain maximum amounts.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.2% of assets.
(7)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Security is non-income producing.
(9)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L — 1 month LIBOR (0.19% as of June 30, 2015)

3M L — 3 month LIBOR (0.28% as of June 30, 2015)

PIK — Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 1. Organization

CM Finance Inc (“CMFN,” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services — Investment Companies.

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

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in lower middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 1. Organization  – (continued)

The Company may form certain additional taxable subsidiaries (collectively, with CM Portfolio Companies LLC, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014, $1,067,639, $3,538,107 and $178,853 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $960,603, $1,121,036 and $1,723,676 during the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014, respectively.

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

f. Cash and Restricted Cash

Cash and restricted cash consists of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any unisured balances is remote. The Company has restrictions on the uses of the cash held by SPV based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

Expenses are accrued as incurred.

Deferred debt issuance costs, incurred in connection with the Company’s Notes Payable, are amortized using the straight line method over the life of the notes.

Offering costs were charged to paid-in capital upon sale of shares in the Offering.

i. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2016 or June 30, 2015.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

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

The Company’s valuation policies and procedures are developed by the Adviser, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company, and approved by the Company's board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2016, June 30, 2015 and June 30, 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, distribution re-designations, premium amortization, and non-deductible expenses as follows:

	As of June 30, 2016	As of June 30, 2015	As of June 30, 2014
Additional paid-in capital	$179,708	$599,811	$90,599
Distributions in excess of net investment income	(562,692)	(1,287,636)	72,031
Accumulated net realized gain (loss)	382,984	687,825	(162,630)

The tax character of all distributions paid by the Company during the years ended June 30, 2016, June 30, 2015 and June 30, 2014 were ordinary income.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

At June 30, 2016, June 30, 2015 and June 30, 2014, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and premium amortization accruals, deferred incentive, as follows:

	As of June 30, 2016	As of June 30, 2015	As of June 30, 2014
Undistributed net investment income	$3,342,241	$8,035,838	$3,976,661
Accumulated capital gains (losses)	—	277,173	—
Unrealized appreciation (depreciation)	(36,010,159)	(6,707,570)	482,682
Distributions payable	(4,809,778)	(4,741,174)	(4,612,500)
Components of tax distributable earnings at year end	$(37,477,696)	$(3,135,733)	$(153,157)

In addition, as of June 30, 2016 and June 30, 2015, the wholly owned taxable subsidiary, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $557,059 and $425,000, respectively.

k. Capital Gains Incentive Fee

Under U.S. GAAP, the Company calculates the capital gains incentive fee payable to the Adviser as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

The cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investment on February 5, 2014, at the time the Company priced its Offering.

As of June 30, 2016 and June 30, 2015, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or “ASU 2014-15”, introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 3. New Accounting Pronouncements  – (continued)

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At June 30, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014, respectively. These purchase and sale amounts exclude derivative instruments.

	Twelve Months Ended June 30,
	2016	2015	2014
Investment purchases, at cost (including PIK interest)	$64,010,279	$197,885,536	$278,850,423
Investment sales and repayments	95,132,109	138,921,883	125,129,039

The composition of the Company’s investments as of June 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$165,360,088	53.80%	$157,088,252	57.73%
Senior Secured Second Lien Debt Investments	139,064,771	45.24	114,871,040	42.21
Equity, Warrants and Other Investments	2,940,090	0.96	154,872	0.06
Embedded derivative – Notes Payable	—	—	9,071,659	3.33
Total Return Swap	—	—	(9,071,659)	(3.33)
Total	$307,364,949	100.00%	$272,114,164	100.00%

The composition of the Company’s investments as of June 30, 2015, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$166,950,202	49.67%	$165,068,123	49.97%
Senior Secured Second Lien Debt Investments(1)	158,477,349	47.15	156,420,966	47.35
Unsecured Debt	7,880,021	2.35	8,280,000	2.51
Equity, Warrants and Other Investments	2,785,067	0.83	554,767	0.17
Embedded derivative – Notes Payable	—	—	1,845,768	0.56
Total Return Swap	—	—	(1,845,768)	(0.56)
Total	$336,092,639	100.00%	$330,323,856	100.00%

(1)	Includes assets previously classified as Senior Secured Notes.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,963,600	19.46%
Telecommunications	30,027,130	11.04
Industrial	21,664,000	7.96
Automobiles and Components	21,447,155	7.88
Healthcare-Products/Services	18,815,326	6.92
Oil and Gas	16,900,001	6.21
Construction & Building	16,080,000	5.91
Media	16,000,000	5.88
Oilfield Services	14,883,128	5.47
Trucking and Leasing	13,662,660	5.02
Business Services	13,274,859	4.88
Cable	11,106,434	4.08
Information Technology	9,771,121	3.59
Services	8,000,000	2.94
Utilities	7,518,750	2.76
Total	$272,114,164	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
Telecommunications	$49,272,525	14.92%
Healthcare-Products/Services	41,540,720	12.58
Entertainment and Leisure	29,439,655	8.91
Oil and Gas	28,378,347	8.59
Industrial	24,979,000	7.56
Oilfield Services	22,403,351	6.78
Automobiles and Components	20,097,323	6.08
Construction & Building	19,355,000	5.86
Media	19,300,000	5.84
Trucking and Leasing	19,268,283	5.83
Utilities	14,700,000	4.45
Cable	11,193,621	3.39
Pipelines	9,371,804	2.84
Services	8,504,227	2.58
Chemicals	8,280,000	2.51
Food & Beverage	4,240,000	1.28
Total	$330,323,856	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$71,127,499	26.14%
U.S. Southwest	70,167,462	25.79
U.S. West	33,762,017	12.41
U.S. Mid-Atlantic	33,681,856	12.38
U.S. Northeast	27,771,121	10.20
U.S. Southeast	19,604,209	7.20
Europe	16,000,000	5.88
Total	$272,114,164	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2015:

	Investments at Fair Value	Percentage of Total Portfolio
U.S. Midwest	$77,395,477	23.43%
U.S. West	60,766,007	18.40
U.S. Southwest	57,563,573	17.43
U.S. Southeast	39,252,516	11.88
U.S. Northeast	38,959,188	11.79
U.S. Mid-Atlantic	37,087,095	11.23
Europe	19,300,000	5.84
Total	$330,323,856	100.00%

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended June 30, 2016, the Company made investments in new and existing portfolio companies of approximately $56.5 million and $8.3 million, respectively, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2016, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2016.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$9,071,659	152,000,000	2
Embedded derivatives
Notes Payable	9,071,659	—	152,000,000	2
Gross fair value of derivative contracts	$9,071,659	$9,071,659
Counterparty netting	—	—
Net fair value of derivative contracts	9,071,659	9,071,659
Collateral not offset	—	—
Net amount	$9,071,659	$9,071,659

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2016	2015	2014
Total Return Swaps	$(7,225,891)	$(2,409,634)	$(279,998)
Embedded derivatives
Notes Payable	7,225,891	2,409,634	279,998
Total	$—	$—	$—

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

Level 1 — valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available under the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$157,088,252	$157,088,252
Senior Secured Second Lien Debt Investments	—	—	114,871,040	114,871,040
Equity, Warrants and Other Investments	—	—	154,872	154,872
Total Investments	—	—	272,114,164	272,114,164
Derivatives
Embedded derivative
Notes Payable	—	—	9,071,659	9,071,659
Total Derivatives	—	—	9,071,659	9,071,659
Total Assets	$—	$—	$281,185,823	$281,185,823
Liabilities
Derivatives
Total Return Swaps	$—	$—	$(9,071,659)	$(9,071,659)
Total Derivatives	—	—	(9,071,659)	(9,071,659)
Total Liabilities	$—	$—	$(9,071,659)	$(9,071,659)

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2016:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2015	$165,068,123	$156,420,966	$8,280,000	$554,767	$330,323,856
Purchases (including PIK interest)	49,646,506	10,012,500	4,196,250	155,023	64,010,279
Sales	(52,339,516)	(30,282,593)	(12,510,000)	—	(95,132,109)
Amortization	1,027,024	865,602	218,238	—	2,110,864
Net realized gains (losses)	75,872	(8,087)	215,491	—	283,276
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(6,389,757)	(22,137,348)	(399,979)	(554,918)	(29,482,002)
Balance as of June 30, 2016	$157,088,252	$114,871,040	$—	$154,872	$272,114,164
Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2016	$(6,290,855)	$(21,735,336)	$—	$(554,918)	$(28,581,109)

	Total Return Swaps	Embedded derivatives – Notes Payable	Total Derivatives
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—
Net change in unrealized (depreciation) appreciation	(7,225,891)	7,225,891	—
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2016	$(7,225,891)	$7,225,891	$—

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2015:

	Senior Secured First Lien Debt Investments(1)	Senior Secured Second Lien Debt Investments(1)	Senior Secured Notes	Unsecured Debt		Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2014	$112,078,038	$133,606,964	$25,963,581	$		$2,061,882	$273,710,465
Reclassification of investment type	20,039,060	5,924,521	(25,963,581)		—	—	—
Purchases (including PIK interest)	126,759,584	61,129,046	—		7,807,500	2,189,406	197,885,536
Sales	(87,576,525)	(33,923,262)	—		—	(938,348)	(122,438,135)
Amortization	1,663,072	698,560	—		72,521	—	2,434,153
Net realized gains (losses)	159,415	(2,090,446)	—		—	400,316	(1,530,715)
Transfers in	—	—	—		—	—	—
Transfers out	(6,186,613)	(5,115,972)	—		—	(637,873)	(11,940,458)
Net change in unrealized (depreciation) appreciation	(1,867,908)	(3,808,445)	—		399,979	(2,520,616)	(7,796,990)
Balance as of June 30, 2015	$165,068,123	$156,420,966	$—		$8,280,000	$554,767	$330,323,856
Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2015	$(1,202,373)	$(3,288,246)	$—		$399,979	$(2,120,300)	$(6,210,940)

(1)	Includes assets previously classified as Senior Secured Notes.

	Total Return Swaps	Embedded derivatives – Notes Payable	Total Derivatives
Balance as of June 30, 2014	$563,866	$(563,866)	$—
Net change in unrealized (depreciation) appreciation	(2,409,634)	2,409,634	—
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—
Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2015	$(2,409,634)	$2,409,634	$—

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

During the twelve months ended June 30, 2016 and June 30, 2015, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2016 and June 30, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example,

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 4. Investments  – (continued)

the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of June 30, 2016	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$143,813,393	Yield Analysis	Market Yields	10.8%	9.5% – 31.5%
Senior Secured First Lien Debt Investments	13,274,859	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	114,871,040	Yield Analysis	Market Yields	16.1%	8.1% – 29.7%
Equity, Warrants and Other Investments	154,872	EV Multiple	LTM EBITDA	7.9x	7.5x – 7.9x
Total Return Swaps	(9,071,659)	Other Approach	Intrinsic value	N/A	N/A
Embedded derivatives – Note Payable	9,071,659	Other Approach	Intrinsic value	N/A	N/A

	Fair Value as of June 30, 2015	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$165,068,123	Yield Analysis	Market Yields	12.9%	7.4% – 24.1%
Senior Secured Second Lien Debt Investments	156,420,966	Yield Analysis	Market Yields	11.9%	9.1% – 15.8%
Unsecured Debt	8,280,000	Yield Analysis	Market Yields	12.4%	12.4%
Equity, Warrants and Other Investments	554,767	EV Multiple	LTM EBITDA	7.4x	5.3x – 7.5x
Total Return Swaps	(1,845,768)	Other Approach	Intrinsic value	N/A	N/A
Embedded derivatives – Note Payable	1,845,768	Other Approach	Intrinsic value	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013 and September 26, 2014, July 20, 2015 and August 14, 2015, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2018 with UBS. The Term Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Term Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Term Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 5, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 5. Notes Payable  – (continued)

Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of June 30, 2016 and June 30, 2015, $30.5 and $48.8 million was outstanding on the Revolving Financing, respectively.

This financing transaction was initially executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Term Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Term Notes with a face value of $76.5 million, which represent 51% of the Term Notes issued and outstanding, for $76.5 million in cash. The Company purchased Term Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Term Notes issued and outstanding. Under the terms of the indenture under which the Term Notes were issued (the “Indenture”), the holders of the Term Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Term Notes”). This represents the embedded derivative in the Term Notes payable from SPV to UBS. On September 26, 2014, the Company increased the size of the Term Facility to $102.0 million. In connection with the upsize, UBS purchased additional Term Notes with a face value of $25.5 million for $25.5 million in cash. The Company also purchased additional Term Notes with a face value of $24.5 million.

Second, the Company and UBS entered into a TRS transaction whereby the Company will receive the Total Return of the Term Notes purchased by UBS and pay the Financing Rate.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2016 and June 30, 2015, the fair value of the Notes Payable was estimated at $132.5 million and $150.8 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2016, SPV had assets of $248.2 million, which included $241.8 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.5 million in cash held by the trustee of the Financing Facility. As of June 30, 2015, SPV had assets of $298.8 million, which included $292.9 million of the Company’s portfolio investments at fair value, $2.5 million of accrued interest receivable and $3.4 million in cash held by the trustee of the Financing Facility. For the twelve months ended June 30, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $142.4 million and 2.84%, respectively. For the twelve months ended June 30, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $122.6 million and

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 5. Notes Payable  – (continued)

2.88%, respectively. For the twelve months ended June 30, 2014, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $78.9 million and 2.44%, respectively.

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

On August 25, 2016, the Company’s Board of Directors declared a regular quarterly distribution for the quarter ended September 30, 2016 of $0.3516 per share payable on October 6, 2016 to shareholders of record as of September 16, 2016.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any. As of June 30, 2016, the Company did not have any unfunded commitments.

The following table details the unfunded commitments as of June 30, 2015:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Butler Burgher Group LLC	$250,000	$—	0.50%	June 30, 2017
Total Unfunded Commitments	$250,000	$—

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of June 30, 2016, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned approximately 1.60% of the Company's outstanding common stock, and Messrs. Mauer and Jansen also hold a 42.0% interest in the Adviser.

As of June 30, 2016, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

As of June 30, 2016, the Cyrus Funds (“Cyrus”) owned approximately 27.9% of the Company’s outstanding common stock and a 38.0% economic interest in the Adviser.

In connection with the Offering, the Adviser, paid $3.45 million, or 50.0% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 7. Agreements and Related Party Transactions  – (continued)

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

For the twelve months ended June 30, 2016, $5,511,532 in base management fees were earned by the Adviser, of which $1,257,768 was payable at June 30, 2016. For the twelve months ended June 30, 2015, $5,169,039 in base management fees were earned by the Adviser, of which $1,420,978 was payable at June 30, 2015. For the period from February 6, 2014 through June 30, 2014, $1,461,770 in base management fees were earned by the Adviser, of which $313,237 was payable at June 30, 2014.

For the twelve months ended June 30, 2016, the Company incurred $1,229,031 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of June 30, 2016, $275,540 in incentive fees are currently payable to the Adviser, of which $268,472 was generated from deferred interest (i.e. PIK interest and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2015, the Company incurred $4,711,675 of incentive fees related to pre-incentive fee net investment income, of which $1,174,655 was waived. As of June 30, 2015, $1,723,260 in incentive fees were currently payable to the Adviser, of which $284,350 was generated from deferred interest (i.e. PIK interest and certain discount accretion) and were not payable until such amounts are received in cash. No incentive fees were earned, waved or payable prior to June 30, 2014.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2016, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2015, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

With respect to the incentive fee expense accrual relating to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 7. Agreements and Related Party Transactions  – (continued)

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

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. The Company incurred costs of $785,846 under the administration agreement for the twelve months ended June 30, 2016. The Company incurred costs of $591,233 under the administration agreement for the twelve months ended June 30, 2015. The Company incurred costs of $267,809 under the administration agreement for the period from February 6, 2014 through June 30, 2014.

As of June 30, 2016 and June 30, 2015, the Company recorded $120,000 and $137,500, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Stifel Arrangement

In December 2013, the Company entered into an arrangement pursuant to which Stifel made a capital contribution to the Company on February 5, 2014 and the Company granted Stifel certain rights, such as a right to nominate for election a member of the Company’s board of directors. Stifel has not exercised its right to nominate for election a member of the Company’s board of directors. Stifel does not have any rights to exercise a controlling influence over the Company’s day-to-day operations or the investment management function of the Adviser.

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 7. Agreements and Related Party Transactions  – (continued)

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the twelve months ended June 30, 2016, the Company recorded directors’ fees of $425,922, of which $0 were payable at June 30, 2016. For the twelve months ended June 30, 2015 and June 30, 2014, the Company recorded directors’ fees of $426,255 and $201,500, respectively, of which $0 and $0 were payable at June 30, 2015 and June 30, 2014, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014
Net increase (decrease) in net assets resulting from operations	$(9,344,770)	$15,433,288	$6,956,182
Weighted average shares of common stock outstanding	13,674,197	13,666,812	13,666,666
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.68)	$1.13	$0.51

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 10. Distributions  – (continued)

Declaration Date	Record Date	Payment Date	Amount Per Share
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516

*	Special dividend

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014:

	Twelve months ended June 30,
	2016		2015		2014
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$24,703,847	99%	$18,707,141	100%	$7,089,351	100%
Long-term capital gains	277,173	1	—	—	—	—
Total	$24,981,020	100%	$18,707,141	100%	$7,089,351	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the twelve months ended June 30, 2016 and June 30, 2015.

	Twelve months ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Balance at beginning of year	$13,667,267	$200,357,871	$13,666,666	$200,349,990
Reinvestments of shareholder distributions	12,419	124,824	601	7,881
Balance at end of year	$13,679,686	$200,482,695	$13,667,267	$200,357,871

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Twelve months ended June 30, 2016	Twelve months ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014(7)
Per Share Data:(1)
Net asset value, beginning of period	$14.41	$14.65	$14.75	*
Net investment income	1.45	1.48	0.47
Net realized and unrealized gains (losses)	(2.14)	(0.35)	0.04
Net increase (decrease) in net assets resulting from operations	(0.69)	1.13	0.51
Capital transactions(2)
Distributions from net investment income	(1.51)	(1.37)	(0.52)
Distributions from net realized gains	(0.32)	—	—
Net decrease in net assets resulting from capital transactions	(1.83)	(1.37)	(0.52)
Net asset value, end of period	$11.90	$14.41	$14.65
Market value per share, end of period	$8.88	$13.61	$14.56
Total return based on market value(3)	(21.26)%	4.23%	0.65	%(4)
Shares outstanding at end of period	13,679,686	13,667,267	13,666,666
Ratio/Supplemental Data:
Net assets, at end of year	$162,749,883	$196,950,849	$200,216,821
Ratio of total expenses to average net assets	8.97%	8.95%	5.46	%(5)
Ratio of net expenses to average net assets	8.97%	8.36%	4.02	%(5)
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	3.13%	2.37%	1.27	%(5)
Ratio of net investment income before fee waiver to average net assets	11.33%	9.54%	6.58	%(5)
Ratio of net investment income after fee waiver to average net assets	11.33%	10.13%	8.03	%(5)
Total Notes Payable	132,478,329	150,847,459	85,591,314
Asset Coverage Ratio(6)	2.23	2.31	3.34
Portfolio Turnover Rate	21%	46%	67%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the shareholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share during the period.
(3)	Returns are historical and are calculated by determining the percentage change in the market value with all distributions, if any, reinvested. Distributions are assumed to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the period from February 6, 2014 through June 30, 2014.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 12. Financial Highlights  – (continued)

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014:

	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014
Loan Structuring Fee	$—	$452,467	$170,000
Loan Amendment/Consent Fee	936,211	75,875	431,590
Royalty Income	—	101,864	—
Other Fee Income	$936,211	$630,206	$601,590

Note 14. Tax Information

As of June 30, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$308,124,324
Gross unrealized appreciation	1,123,046
Gross unrealized depreciation	(37,133,205)
Net unrealized investment depreciation	$(36,010,159)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 14. Tax Information  – (continued)

As of June 30, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$337,031,426
Gross unrealized appreciation	2,556,631
Gross unrealized depreciation	(9,264,201)
Net unrealized investment depreciation	$(6,707,570)

Note 15. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2016	For the Quarter Ended March 31, 2016	For the Quarter Ended December 31, 2015	For the Quarter Ended September 30, 2015
Total Investment Income	$7,814,783	$7,937,843	$9,958,702	$9,868,594
Total Investment Income per Common Share	0.57	0.58	0.73	0.72
Net Investment Income	4,400,918	4,269,433	6,315,085	4,868,520
Net Investment Income per Common Share	0.32	0.31	0.46	0.36
Net Realized and Unrealized Gain	(411,533)	(2,374,414)	(21,712,422)	(4,700,357)
Net Realized and Unrealized Gain per Common Share	(0.03)	(0.17)	(1.59)	(0.34)
Net Increase in Net Assets Resulting from Operations	3,989,385	1,895,019	(15,397,337)	168,163
Basic and Diluted Earnings per Common Share	0.29	0.14	(1.13)	0.01
Net Asset Value per Common Share at End of Quarter	11.90	11.96	12.17	13.65

	For the Quarter Ended June 30, 2015	For the Quarter Ended March 31, 2015	For the Quarter Ended December 31, 2014	For the Quarter Ended September 30, 2014
Total Investment Income	$11,519,845	$8,329,040	$9,207,351	$7,860,869
Total Investment Income per Common Share	0.84	0.61	0.67	0.58
Net Investment Income	6,251,707	4,740,996	4,612,500	4,612,500
Net Investment Income per Common Share	0.46	0.35	0.34	0.34
Net Realized and Unrealized Gain	(1,585,671)	(6,651,128)	3,471,444	(19,060)
Net Realized and Unrealized Gain per Common Share	(0.12)	(0.49)	0.25	(0.00	)*
Net Increase in Net Assets Resulting from Operations	4,666,036	(1,910,132)	8,083,944	4,593,440
Basic and Diluted Earnings per Common Share	0.34	(0.14)	0.59	0.34
Net Asset Value per Common Share at End of Quarter	14.41	14.42	14.90	14.65

*	Rounds to less than $(0.005).

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements
June 30, 2016

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2016 through August 30, 2016, the Company invested $13.2 million in new and existing portfolio companies and received repayment or sales proceeds of $24.7 million.

On August 25, 2016, the Company’s Board of Directors declared a regular distribution for the quarter ended September 30, 2016 of $0.3516 per share payable on October 6, 2016 to shareholders of record as of September 16, 2016.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Ernst & Young, LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2016.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.cmfn-inc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)
3.3	Bylaws(1)
4.1	Irrevocable Proxy of the Cyrus Funds(2)
4.2	Form of Stock Certificate(1)
10.1	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)
10.2	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)
10.3	Form of Letter Agreement between the Registrant and CM Investment Partners LLC(3)
10.4	Form of Dividend Reinvestment Plan(2)
10.5	Form of Custody Agreement(2)
10.6	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)
10.7	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)
10.8	Form of Indemnification Agreement between the Registrant and the Directors(1)
10.9	2002 Master Agreement, dated as of May 20, 2013, between Registrant and UBS AG(1)
10.10	Indenture, dated as of May 23, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)
10.11	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd.(1)
10.12	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)
10.13	Amended and Restated Confirmation Letter Agreement, dated as of May 23, 2013, between UBS, AG and CM Finance LLC(1)
10.14	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)
10.15	First Supplemental Indenture, dated as of June 6, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)
10.16	Amended and Restated Indenture, dated as of December 4, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(2)
10.17	Revolving Credit Note Agreement, dated as of December 4, 2013, by and among CM Finance SPV Ltd., State Street Bank and Trust Company and the noteholders party thereto(2)
10.18	Amendment Agreement, dated as of December 4, 2013, between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)
10.19	Amendment Agreement to 2002 ISDA Master Agreement, dated as of December 4, 2013 between Registrant and UBS AG(2)
10.20	Omnibus Amendment Agreement, dated as of December 4, 2013, by and between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)
10.21	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)
10.22	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)
10.23	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)

10.24*	Amended and Restated Stockholder Agreement, dated as of August 30, 2016, between the Registrant and Stifel Venture Corp.
10.25	Amended and Restated Revolving Credit Note Agreement, dated September 26, 2014, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(4)
10.26	Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company(4)
10.27	Second Amendment Agreement to 2002 ISDA Master Agreement, dated September 26, 2014, between CM Finance Inc. and UBS AG(4)
10.28	Second Amendment Agreement to the Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company(4)
10.29	Second Omnibus Amendment Agreement, dated September 26, 2014, between CM SPV Ltd., CM Investment Partners LLC and State Street Bank and Trust Company(4)
10.30	Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)
10.31	Third Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)
10.32	Second Amended and Restated Revolving Credit Note Agreement, dated July 20, 2015, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(5)
10.33	Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)
10.34	Third Amendment Agreement to 2002 ISDA Master Agreement, dated July 20, 2015, between CM Finance Inc. and UBS AG(5)
10.35	Third Amendment Agreement to the Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)
10.36	Fourth Amended Total Return Swap Confirmation Letter Agreement, dated July 20, 2015, between UBS AG and CM Finance Inc(5)
10.37	Second Amended Total Return Swap Confirmation Letter Agreement, dated July 17, 2015, between UBS AG and CM Finance Inc(5)
10.38	Fifth Amended Total Return Swap Confirmation Letter Agreement, dated August 14, 2015, between UBS AG and CM Finance Inc(5)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
14.1	Code of Ethics of CM Finance Inc(1)
21.1	Subsidiaries of CM Finance Inc: CM Finance SPV Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on January 24, 2014.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 2, 2014.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed on September 8, 2015.

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

CM FINANCE INC
Date: August 30, 2016	/s/ Michael C. Mauer Michael C. Mauer Chief Executive Officer
Date: August 30, 2016	/s/ Rocco DelGuercio Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: August 30, 2016	/s/ Michael C. Mauer Michael C. Mauer Chief Executive Officer
Date: August 30, 2016	/s/ Rocco DelGuercio Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)
Date: August 30, 2016	/s/ Christopher E. Jansen Christopher E. Jansen President, Treasurer, Secretary and Director
Date: August 30, 2016	/s/ Keith Lee Keith Lee Director
Date: August 30, 2016	/s/ Julie Persily Julie Persily Director
Date: August 30, 2016	/s/ Robert P. Ryder Robert P. Ryder Director
Date: August 30, 2016	/s/ Robert T. Wagner Robert T. Wagner Director