Form 10-Q
period 2016-09-30
CM Finance Inc
filed 2016-11-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 9, 2016 was 13,687,280.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2016 (Unaudited)	June 30, 2016
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $291,083,122 and $307,364,949, respectively)	$264,194,780	$272,114,164
Derivatives, at fair value (cost $0 and $0, respectively)	8,859,132	9,071,659
Cash	12,559,961	18,433,066
Cash, restricted	16,129,989	18,023,466
Interest receivable	2,327,586	1,897,710
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	90,368	234,837

Total Assets	$304,348,329	$319,961,415

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	14,500,000	30,478,329
Deferred debt issuance costs	(1,146,295)	(1,510,491)

Notes Payable, net	115,353,705	130,967,838
Base management fees payable	1,211,535	1,257,768
Income-based incentive fees payable	275,540	275,540
Payable for investments purchased	9,700,000	8,828,750
Derivatives, at fair value (cost $0 and $0, respectively)	8,859,132	9,071,659
Dividend payable	4,810,208	4,809,778
Deferred financing costs payable	879,042	879,042
Interest payable	170,166	175,792
Accrued expenses and other liabilities	833,485	945,365

Total Liabilities	142,092,813	157,211,532

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,680,910 and 13,679,686 shares issued and outstanding, respectively)	13,681	13,680
Additional paid-in capital	199,733,880	199,722,997
Accumulated net realized loss	(8,028,289)	—
Distributions in excess of net investment income	(2,575,414)	(1,736,009)
Net unrealized depreciation on investments	(26,888,342)	(35,250,785)

Total Net Assets	162,255,516	162,749,883

Total Liabilities and Net Assets	$304,348,329	$319,961,415

Net Asset Value Per Share	$11.86	$11.90

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2016	2015
Investment Income:
Interest income	$7,368,382	$9,595,613
Payment in-kind interest income	—	239,239
Other fee income	216,467	33,742

Total investment income	7,584,849	9,868,594

Expenses:
Base management fees	1,211,535	1,452,157
Income-based incentive fees	—	1,229,032
Interest expense	991,390	984,988
Amortization of deferred debt issuance costs	364,196	348,459
Allocation of administrative costs from advisor	268,242	276,951
Professional fees	194,589	292,334
Custodian and administrator fees	108,689	86,644
Directors’ fees	100,000	114,750
Insurance expense	92,560	86,203
Other expenses	282,845	128,556

Total expenses	3,614,046	5,000,074

Net expenses	3,614,046	5,000,074

Net investment income	3,970,803	4,868,520

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	(8,028,289)	195,320
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	8,362,443	(4,895,677)

Net realized and unrealized gains (losses)	334,154	(4,700,357)

Net increase in net assets resulting from operations	$4,304,957	$168,163

Basic and diluted:
Net investment income per share	$0.29	$0.36
Earnings per share	$0.31	$0.01
Weighted Average Shares of Common Stock Outstanding	13,680,817	13,668,193

Distributions declared per common share	$0.3516	$0.7769

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2016	2015

Net assets at beginning of period	$162,749,883	$196,950,849

Increase (decrease) in net assets resulting from operations
Net investment income	3,970,803	4,868,520
Net realized gain (loss) on investments	(8,028,289)	195,320
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	8,362,443	(4,895,677)

Net increase in net assets from operations	4,304,957	168,163

Stockholder distributions
Dividend from net investment income	(4,810,208)	(6,252,640)
Distributions from net realized gains	—	(4,366,660)

Net decrease in net assets resulting from stockholder distributions	(4,810,208)	(10,619,300)

Capital transactions
Reinvestments of stockholder distributions	10,884	31,219

Net increase in net assets resulting from capital transactions	10,884	31,219

Total decrease in net assets	(494,367)	(10,419,918)

Net assets at end of period (including distributions in excess of net investment income of $(2,575,414) and $(1,797,033), respectively)	$162,255,516	$186,530,931

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,304,957	$168,163

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(24,280,175)	(39,579,000)
Payment in-kind interest	—	(239,239)
Sales and repayments of investments	33,220,366	44,754,364
Net realized (loss) gain on investments in securities	8,028,289	(195,320)
Net change in unrealized (appreciation) depreciation on investments and unfunded commitments	(8,362,443)	4,895,677
Amortization of discount/premium on investments	(686,653)	(674,552)
Amortization of deferred debt issuance costs	364,196	348,459
Net (increase) decrease in operating assets:
Cash, restricted	1,893,477	(2,880,397)
Interest receivable	(429,876)	14,158
Prepaid expenses and other assets	144,469	71,939
Net increase (decrease) in operating liabilities:
Payable for investments purchased	871,250	1,021,345
Interest payable	(5,626)	5,609
Accrued expenses and other liabilities	(111,880)	251,612
Base management fees payable	(46,233)	31,179
Income-based incentive fees payable	—	(219,562)

Net Cash Provided by Operating Activities	14,904,118	7,774,435

Cash Flows from Financing Activities
Distributions to shareholders	(4,798,894)	(10,587,148)
Proceeds from borrowing on revolving credit facility	—	28,439,022
Repayments of borrowing on revolving credit facility	(15,978,329)	(27,856,711)

Net Cash Used in Financing Activities	(20,777,223)	(10,004,837)

Net Change in Cash	(5,873,105)	(2,230,402)

Cash
Beginning of period	18,433,066	21,535,492

End of period	$12,559,961	$19,305,090

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$997,016	$979,379
Issuance of shares pursuant to Dividend Reinvestment Plan	10,884	31,219

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2016

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 10.50%(3)	1.00%	12/19/2019	$16,500,000	$16,233,599	$15,840,000	9.76%
AAR Intermediate Holdings, LLC - Term A(9)	Oilfield Services	1M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	3.05%
AAR Intermediate Holdings, LLC - Term B(4)(9)	Oilfield Services	1M L + 8.00% PIK	1.00%	9/30/2021	10,166,879	4,392,772	4,392,772	2.71%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	7,800,000	7,760,733	7,722,000	4.76%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,359,652	29,022,888	28,919,257	17.82%
FPC Holdings, Inc.	Automobiles and Components	1M L + 4.00%	1.25%	11/19/2019	9,882,955	8,592,340	8,627,819	5.32%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	13,060,000	13,264,483	13,843,600	8.53%
Land Holdings I, LLC	Entertainment and Leisure	12.00%(3)	—	6/26/2019	11,750,000	11,713,797	11,985,000	7.39%
NS NWN Acquisition LLC	Information Technology	3M L + 10.00%(3)	1.00%	10/16/2020	8,453,243	8,284,178	8,284,179	5.11%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,617,500	15,438,947	15,121,925	9.32%
Premiere Global Services, Inc.	Business Services	1M L + 6.50%	1.00%	12/8/2021	9,811,235	9,018,008	9,516,898	5.86%
Redbox Automated Retail, LLC	Retail	1M L + 7.50%	1.00%	9/23/2021	10,000,000	9,700,000	9,700,000	5.98%
School Specialty, Inc.	Business Services	1M L + 8.50%	1.00%	6/11/2019	9,335,313	9,170,761	9,265,298	5.71%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%(3)	0.50%	5/2/2019	6,189,789	6,111,871	4,642,342	2.86%
YRC Worldwide, Inc.(5)	Trucking and Leasing	3M L + 7.25%(3)	1.00%	2/13/2019	14,575,002	14,519,486	13,992,002	8.62%

Total Senior Secured First Lien Debt Investments					178,452,063	168,174,358	166,803,587	102.80%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(6)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,921,459	16,000,000	9.86%
Bird Electric Enterprises, LLC(4)	Utilities	14.63%, 3.00 PIK	—	10/9/2020	15,037,500	14,809,188	7,518,750	4.63%
Caelus Energy Alaska 03, LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,893,299	18,200,000	11.22%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,422,225	11,340,000	6.99%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,333,096	11,284,646	11,219,766	6.91%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,092,924	15,096,239	15,017,459	9.26%
Trident USA Health Services, LLC	Healthcare-Products/Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,792,676	17,940,194	11.06%

Total Senior Secured Second Lien Debt Investments					125,541,806	121,219,732	97,236,169	59.93%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services				11,880	—	—	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas			11/30/2017	160,000	160,000	1	—
NS NWN Acquisition, LLC (Equity Interest)	Information Technology				154	155,023	155,023	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications			9/24/2027	201	1,374,009	—	—

Total Equity, Warrants and Other Investments					172,235	1,689,032	155,024	0.10%

Total Non-Controlled/Non-Affiliates					$304,166,104	$291,083,122	$264,194,780	162.83%

Liabilities in excess of other assets							(101,939,264)	(62.83%)
Net Assets							$162,255,516	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2016

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative— Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$7,716,735	4.76%
Embedded derivative— Notes Payable(8)	Diversified Financial Services			50,000,000	—	1,142,397	0.70%

Total Assets				152,000,000	—	8,859,132	5.46%

Liabilities
Total Return Swap(7)(8)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(7,716,735)	(4.76%)
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(1,142,397)	(0.70%)

Total Liabilities				152,000,000	—	(8,859,132)	(5.46%)

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.
(9)	Refer to Note 6 for more detail on the unfunded commitment.

1M L –	1 month LIBOR (0.53% as of September 30, 2016)
3M L –	3 month LIBOR (0.85% as of September 30, 2016)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2016

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
A.S.V., Inc.	Construction & Building	1M L + 10.50%(3)	1.00%	12/19/2019	$16,750,000	$16,470,094	$16,080,000	9.88%
AAR Intermediate Holdings, LLC(4)	Oilfield Services	3M L + 14.00% PIK	1.00%	3/30/2019	16,987,758	16,069,253	9,343,267	5.74%
AM General, LLC	Automobiles and Components	3M L + 9.00%(3)	1.25%	3/22/2018	8,088,889	8,041,201	7,603,555	4.67%
American Gaming Systems, Inc.	Entertainment and Leisure	3M L + 8.25%(3)	1.00%	12/21/2020	29,435,127	29,071,821	28,993,600	17.81%
JAC Holdings Corp.	Automobiles and Components	11.50%(3)	—	10/1/2019	13,060,000	13,274,716	13,843,600	8.51%
Land Holdings I, LLC	Entertainment and Leisure	12.00%(3)	—	6/26/2019	23,500,000	23,460,521	23,970,000	14.73%
NS NWN Acquisition LLC	Information Technology	3M L + 9.00%(3)	1.00%	10/16/2020	9,812,500	9,616,250	9,616,250	5.91%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%(3)	1.00%	6/27/2020	16,660,000	15,417,305	15,160,600	9.32%
Premiere Global Services, Inc.	Business Services	1M L + 6.50%	1.00%	12/8/2021	4,937,343	4,453,235	4,443,609	2.73%
School Specialty, Inc.	Business Services	1M L + 8.50%	1.00%	6/11/2019	9,000,000	8,828,750	8,831,250	5.43%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%(3)	0.50%	5/2/2019	6,189,789	6,106,044	5,539,861	3.40%
YRC Worldwide, Inc.(5)	Trucking and Leasing	3M L + 7.00%(3)	1.00%	2/13/2019	14,612,470	14,550,898	13,662,660	8.39%

Total Senior Secured First Lien Debt Investments					169,033,876	165,360,088	157,088,252	96.52%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(6)	Media	3M L + 9.00%(3)	1.00%	8/13/2022	20,000,000	18,890,373	16,000,000	9.83%
Bird Electric Enterprises, LLC(4)	Utilities	14.63%, 3.00% PIK	—	10/9/2020	15,037,500	14,799,123	7,518,750	4.62%
Caelus Energy Alaska 03 LLC	Oil and Gas	3M L + 7.50%(3)	1.25%	4/15/2020	26,000,000	23,813,825	16,900,000	10.38%
Language Line, LLC	Services	3M L + 9.75%(3)	1.00%	7/7/2022	8,000,000	7,957,817	8,000,000	4.92%
Maxim Crane	Industrial	3M L + 9.25%(3)	1.00%	11/26/2018	10,000,000	10,053,345	10,000,000	6.14%
North American Lifting Holdings, Inc.	Industrial	3M L + 9.00%(3)	1.00%	11/27/2021	16,200,000	15,384,245	11,664,000	7.17%
Telecommunications Management, LLC	Cable	3M L + 8.00%(3)	1.00%	10/30/2020	11,333,096	11,281,657	11,106,434	6.82%
TNS, Inc.	Telecommunications	3M L + 8.00%(3)	1.00%	8/14/2020	15,092,924	15,096,455	14,866,530	9.14%
Trident USA Health Services, LLC	Healthcare-Products/ Services	3M L + 9.00%(3)	1.25%	7/31/2020	21,878,286	21,787,931	18,815,326	11.56%

Total Senior Secured Second Lien Debt Investments					143,541,806	139,064,771	114,871,040	70.58%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2016

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Warrants)(4)(5)	Oilfield Services	9/30/2024	$1,643,206	$1,251,058	$—	—%
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas	11/3/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology		154	155,023	154,871	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications	9/24/2027	201	1,374,009	—	—

Total Equity, Warrants and Other Investments			1,803,561	2,940,090	154,872	0.10%

Total Non-Controlled/Non-Affiliates			$314,379,243	$307,364,949	$272,114,164	167.20%

Liabilities in excess of other assets					(109,364,281)	(67.20)%

Net Assets					$162,749,883	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$6,929,903	4.26%
Embedded derivative—Notes Payable(8)	Diversified Financial Services			50,000,000	—	2,141,756	1.31%

Total Assets				152,000,000	—	9,071,659	5.57%

Liabilities
Total Return Swap(7)(8)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,929,903)	(4.26)%
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(2,141,756)	(1.31)%

Total Liabilities				152,000,000	—	(9,071,659)	(5.57)%

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L –	1 month LIBOR (0.47% as of June 30, 2016)
3M L –	3 month LIBOR (0.65% as of June 30, 2016)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 1. Organization

CM Finance Inc (“CMFN,” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

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

September 30, 2016

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2016 and September 30, 2015, $288,951 and $756,691 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $0 and $239,239 during the three months ended September 30, 2016 and September 30, 2015, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 2. Significant Accounting Policies (Continued)

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

f. Cash and Restricted Cash

Cash and restricted cash consists of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

September 30, 2016

Note 2. Significant Accounting Policies (Continued)

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2016 or June 30, 2016.

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

September 30, 2016

Note 2. Significant Accounting Policies (Continued)

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its shareholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2016 and September 30, 2015, the Company recorded distributions of $4.8 million and $10.6 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 2. Significant Accounting Policies (Continued)

As of September 30, 2016 and June 30, 2016, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

Note 3. New Accounting Pronouncements

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At September 30, 2016 and June 30, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2016 and September 30, 2015, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended September 30,
	2016	2015
Investment purchases, at cost (including PIK interest)	$24,280,175	$39,818,239
Investment sales and repayments	33,220,366	44,754,364

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

The composition of the Company’s investments as of September 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$168,174,358	57.78%	$166,803,587	63.14%
Senior Secured Second Lien Debt Investments	121,219,732	41.64	97,236,169	36.80
Equity, Warrants and Other Investments	1,689,032	0.58	155,024	0.06
Embedded derivative— Notes Payable	—	—	8,859,132	3.35
Total Return Swap	—	—	(8,859,132)	(3.35)

Total	$291,083,122	100.00%	$264,194,780	100.00%

The composition of the Company’s investments as of June 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$165,360,088	53.80%	$157,088,252	57.73%
Senior Secured Second Lien Debt Investments	139,064,771	45.24	114,871,040	42.21
Equity, Warrants and Other Investments	2,940,090	0.96	154,872	0.06
Embedded derivative— Notes Payable	—	—	9,071,659	3.33
Total Return Swap	—	—	(9,071,659)	(3.33)

Total	$307,364,949	100.00%	$272,114,164	100.00%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$40,904,257	15.48%
Automobiles and Components	30,193,419	11.43
Telecommunications	30,139,384	11.41
Business Services	18,782,196	7.11
Oil and Gas	18,200,001	6.89
Healthcare-Products/Services	17,940,194	6.79
Media	16,000,000	6.06
Construction & Building	15,840,000	6.00
Trucking and Leasing	13,992,002	5.30
Oilfield Services	13,985,609	5.29
Industrial	11,340,000	4.29
Cable	11,219,766	4.25
Retail	9,700,000	3.67
Information Technology	8,439,202	3.19
Utilities	7,518,750	2.84

Total	$264,194,780	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,963,600	19.46%
Telecommunications	30,027,130	11.04
Industrial	21,664,000	7.96
Automobiles and Components	21,447,155	7.88
Healthcare-Products/Services	18,815,326	6.92
Oil and Gas	16,900,001	6.21
Construction & Building	16,080,000	5.91
Media	16,000,000	5.88
Oilfield Services	14,883,128	5.47
Trucking and Leasing	13,662,660	5.02
Business Services	13,274,859	4.88
Cable	11,106,434	4.08
Information Technology	9,771,121	3.59
Services	8,000,000	2.94
Utilities	7,518,750	2.76

Total	$272,114,164	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$81,582,666	30.88%
U.S. Southwest	65,514,419	24.80
U.S. West	35,062,017	13.27
U.S. Mid-Atlantic	32,957,653	12.47
U.S. Southeast	24,638,823	9.33
Europe	16,000,000	6.06
U.S. Northeast	8,439,202	3.19

Total	$264,194,780	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$71,127,499	26.14%
U.S. Southwest	70,167,462	25.79
U.S. West	33,762,017	12.41
U.S. Mid-Atlantic	33,681,856	12.38
U.S. Northeast	27,771,121	10.20
U.S. Southeast	19,604,209	7.20
Europe	16,000,000	5.88

Total	$272,114,164	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2016, the Company made investments in new and existing portfolio companies of approximately $19.3 million and $5.0 million, respectively, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2016, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at September 30, 2016.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$8,859,132	152,000,000	2
Embedded derivatives
Notes Payable	8,859,132	—	152,000,000	2

Gross fair value of derivative contracts	$8,859,132	$8,859,132
Counterparty netting	—	—

Net fair value of derivative contracts	8,859,132	8,859,132
Collateral not offset	—	—

Net amount	$8,859,132	$8,859,132

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2016 and September 30, 2015, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended September 30,
	2016	2015
Total Return Swaps	$212,527	$(1,285,565)
Embedded derivatives
Notes Payable	(212,527)	1,285,565

Total	$—	$—

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

September 30, 2016

Note 4. Investments (Continued)

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$166,803,587	$166,803,587
Senior Secured Second Lien Debt Investments	—	—	97,236,169	97,236,169
Equity, Warrants and Other Investments	—	—	155,024	155,024

Total Investments	—	—	264,194,780	264,194,780
Derivatives
Embedded derivative
Notes Payable	—	—	8,859,132	8,859,132

Total Derivatives	—	—	8,859,132	8,859,132

Total Assets	$—	$—	$273,053,912	$273,053,912

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(8,859,132)	$(8,859,132)

Total Derivatives	—	—	(8,859,132)	(8,859,132)
Total Liabilities	$—	$—	$(8,859,132)	$(8,859,132)

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2016:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	24,280,175	—	—	24,280,175
Sales	(15,220,366)	(18,000,000)	—	(33,220,366)
Amortization	531,692	154,961	—	686,653
Net realized gains (losses)	(6,777,231)	—	(1,251,058)	(8,028,289)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Net change in unrealized (depreciation) appreciation	6,901,065	210,168	1,251,210	8,362,443

Balance as of September 30, 2016	$166,803,587	$97,236,169	$155,024	$264,194,780

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2016	$175,079	$199,006	$152	374,237

	Total Return Swaps	Embedded derivatives- Notes Payable	Total Derivatives
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Net change in unrealized (depreciation) appreciation	212,527	(212,527)	—

Balance as of September 30, 2016	$(8,859,132)	$8,859,132	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2016	$212,527	$(212,527)	$—

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

September 30, 2016

Note 4. Investments (Continued)

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

During the three months ended September 30, 2016 and September 30, 2015, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2016 and June 30, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	September 30, 2016	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$148,475,768	Yield Analysis	Market Yields	11.8%	5.6% - 32.3%
Senior Secured First Lien Debt Investments	18,327,819	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	97,236,169	Yield Analysis	Market Yields	16.9%	7.3% - 31.6%
Equity, Warrants and Other Investments	155,024	EV Multiple	LTM EBITDA	7.9x	7.9x - 7.9x
Total Return Swaps	(8,859,132)	Other Approach	Intrinsic Value	N/A	N/A
Embedded derivatives—Note Payable	8,859,132	Other Approach	Intrinsic Value	N/A	N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2016	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$143,813,393	Yield Analysis	Market Yields	10.8%	9.5% - 31.5%
Senior Secured First Lien Debt Investments	13,274,859	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	114,871,040	Yield Analysis	Market Yields	16.1%	8.1% - 29.7%
Equity, Warrants and Other Investments	154,872	EV Multiple	LTM EBITDA	7.9x	7.5x - 7.9x
Total Return Swaps	(9,071,659)	Other Approach	Intrinsic value	N/A	N/A
Embedded derivatives—Note Payable	9,071,659	Other Approach	Intrinsic value	N/A	N/A

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 4. Investments (Continued)

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

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “Financing Facility”), which expires on December 5, 2016. The Revolving Financing bears interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. Prior to September 26, 2014, the rate on drawn amounts was 2.10% per annum through December 4, 2014, and 1.60% thereafter. As of September 30, 2016 and June 30, 2016, $14.5 and $30.5 million was outstanding on the Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2016 and June 30, 2016, the fair value of the Notes Payable was estimated at $116.5 million and $132.5 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2016, SPV had assets of $216.4 million, which included $210.1 million of the Company’s portfolio investments at fair value, $2.2 million of accrued interest receivable and $4.1 million in cash held by the trustee of the Financing Facility. As of June 30, 2016,

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 5. Notes Payable (Continued)

SPV had assets of $248.2 million, which included $241.8 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.5 million in cash held by the trustee of the Financing Facility. For the three months ended September 30, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $123.6 million and 3.18%, respectively. For the three months ended September 30, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $142.2 million and 2.76%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Quarter
August 25, 2016	September 14, 2016	September 16, 2016	October 6, 2016	$0.3516	1st 2017
November 3, 2016	December 14, 2016	December 16, 2016	January 5, 2017	$0.3516	2nd 2017
November 3, 2016	March 15, 2017	March 17, 2017	April 6, 2017	$0.2500	3rd 2017

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2016:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$990,099	$—	0.50	9/30/2021

Total Unfunded Commitments	$990,099	$—

As of June 30, 2016, the Company did not have any unfunded commitments.

Note 7. Agreements and Related Party Transactions

Related Party Transactions

As of September 30, 2016, Mr. Michael C. Mauer, the Company’s Chief Executive Officer, and Mr. Christopher E. Jansen, the Company’s President and Secretary and members of the Company’s board of directors together owned approximately 1.60% of the Company’s outstanding common stock, and Messrs. Mauer and Jansen also hold a 42.0% interest in the Adviser.

As of September 30, 2016, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

As of September 30, 2016, the Cyrus Funds (“Cyrus”) owned approximately 27.9% of the Company’s outstanding common stock and a 38.0% economic interest in the Adviser.

In connection with the Offering, the Adviser, paid $3.45 million or 50.0% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 7. Agreements and Related Party Transactions (Continued)

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

For the three months ended September 30, 2016, $1,211,535 in base management fees were earned by the Adviser, of which $1,211,535 was payable at September 30, 2016. For the three months ended September 30, 2015, $1,452,157 in base management fees were earned by the Adviser, of which $1,452,157 was payable at September 30, 2015.

For the three months ended September 30, 2016, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2016, $7,388 of such incentive fees are currently payable to the Adviser and $268,152 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2015, the Company incurred $1,229,032 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of September 30, 2015, $1,101,891 of such incentive fees were payable to the Adviser and $401,807 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of September 30, 2016, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2016, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

September 30, 2016

Note 7. Agreements and Related Party Transactions (Continued)

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. The Company incurred costs of $268,242 under the administration agreement for the three months ended September 30, 2016. The Company incurred costs of $276,951 under the administration agreement for the three months ended September 30, 2015.

As of September 30, 2016 and June 30, 2016, the Company recorded $106,741 and $120,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2016 and September 30, 2015, the Company recorded directors’ fees of $100,000 and $114,750, respectively, of which $0 and $0 were payable at September 30, 2016 and September 30, 2015, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended September 30,
	2016	2015
Net increase in net assets resulting from operations	$4,304,957	$168,163
Weighted average shares of common stock outstanding	13,680,817	13,668,193
Basic/diluted net increase in net assets from operations per share	$0.31	$0.01

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500

*	Special distribution

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 10. Distributions (Continued)

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the three months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30,
	2016		2015
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$4,810,208	100%	$10,619,300	100%
Long-term capital gains	—	—	—	—

Total	$4,810,208	100%	$10,619,300	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Balance at beginning of period	$13,679,686	$200,482,695	$13,667,267	$200,357,871
Reinvestments of shareholder distributions	1,224	10,884	2,686	31,219

Balance at end of period	$13,680,910	$200,493,579	$13,669,953	$200,389,090

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Per Share Data:(1)
Net asset value, beginning of period	$11.90	$14.41

Net investment income	0.29	0.36
Net realized and unrealized gains (losses)	0.02	(0.34)

Net increase in net assets resulting from operations	0.31	0.02

Capital transactions(2)
Dividends from net investment income	(0.35)	(0.46)
Distributions from net realized gains	—	(0.32)

Net decrease in net assets resulting from capital transactions	(0.35)	(0.78)

Net asset value, end of period	$11.86	$13.65
Market value per share, end of period	$9.10	$10.24

Total return based on market value(3)(4)	6.51%	(19.52)%

Shares outstanding at end of period	13,680,910	13,669,953

Ratio/Supplemental Data:
Net assets, at end of period	$162,255,516	$186,530,931
Ratio of total expenses to average net assets(5)	8.82%	10.34%
Ratio of net expenses to average net assets(5)	8.82%	10.34%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.31%	2.76%
Ratio of net investment income before fee waiver to average net assets(5)	9.69%	10.07%
Ratio of net investment income after fee waiver to average net assets(5)	9.69%	10.07%
Total Notes Payable	116,500,000	151,429,770
Asset Coverage Ratio(6)	2.39	2.23
Portfolio Turnover Rate(4)	13%	12%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)	Total returns are historical and are calculated by determining the percentage change in the market value with all dividends and distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Loan Structuring Fee	$—	$—
Loan Amendment/Consent Fee	216,467	33,742
Royalty Income	—	—

Other Fee Income	$216,467	$33,742

Note 14. Tax Information

As of September 30, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$291,851,505

Gross unrealized appreciation	1,791,102
Gross unrealized depreciation	(29,447,827)

Net unrealized investment depreciation	$(27,656,725)

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

On November 9, 2016, the Company entered into a 2.5 year, $50 million senior secured revolving credit facility (the “New Revolving Financing”) with Citibank, N.A. (“Citibank”), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The New Revolving Financing will expire on May 1, 2019.

Borrowings under the New Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The New Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the New Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the New Revolving Financing. Borrowings under the New Revolving Financing are based on a borrowing base. The New Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The New Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

Subsequent to the three months ended September 30, 2016 through November 9, 2016, the Company invested $14.5 million in new and existing portfolio companies and received repayment or sales proceeds of $23.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to obtain exemptive relief from the SEC;

•	our ability to obtain an SBIC license; and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, the merger was consummated, whereby CM Finance LLC merged with and into us (the “Merger”). In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of certain funds (the “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel, to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We also used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

Upon our election to be regulated as a BDC on February 5, 2014, we entered into the investment advisory agreement (the “Advisory Agreement”) and the administration agreement (the “Administration Agreement”) with the Adviser as our investment adviser and administrator, respectively.

We consolidate the operations of our wholly-owned subsidiaries, CM Finance SPV Ltd. (“CM SPV”), a special purpose vehicle used to finance certain investments, and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements for a RIC under the Code.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Adviser’s investment team responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding the fair value of each investment; and

•	the board of directors then reviews and discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

As of September 30, 2016 and June 30, 2016, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2016, we had two investments on non-accrual status, which represented approximately 4.5% of our portfolio at fair value. As of June 30, 2016, we had two investments on non-accrual status, which represented approximately 6.2% of our portfolio at fair value.

Financing Facility

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 17, 2015, July 20, 2015 and August 14, 2015, we, through CM SPV, our wholly owned subsidiary, entered into a financing facility (the “Financing Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”). The Financing Facility includes a $102.0 million term securitized financing facility (the “Term Financing”), which expires on December 5, 2018 and a $50.0 million revolving financing (the “Revolving Financing”), which expires on December 5, 2016. As of September 30, 2016, the Term Financing bears interest at LIBOR plus 2.75% and the Revolving Financing at a fixed rate of 2.00% on the drawn portion and at 0.50% per annum on the undrawn portion. As of September 30, 2016 and June 30, 2016, we had $102.0 million and $102.0 million outstanding under the Term Financing, respectively, and $14.5 million and $30.5 million outstanding under the Revolving Facility, respectively.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2016, approximately 9.9% of our total assets were non-qualifying assets.

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

At September 30, 2016, our investment portfolio of $264.2 million (at fair value) consisted of investments in 22 portfolio companies, of which 63.1% were first lien investments, 36.8% were second lien investments, and 0.1% were in equity and warrant positions. At September 30, 2016, our average and largest portfolio company investment at fair value was $12.0 million and $28.9 million, respectively.

At June 30, 2016, our investment portfolio of $272.1 million (at fair value) consisted of investments in 22 portfolio companies, of which 57.7% were first lien investments, 42.2% were second lien investments, and 0.1% were in equity and warrant positions. At June 30, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $29.0 million, respectively.

As of September 30, 2016 and June 30, 2016, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.02% and 9.80%, respectively.

At September 30, 2016 and June 30, 2016, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at September 30, 2016	Percentage of Total Portfolio at June 30, 2016
Entertainment and Leisure	15.48%	19.46%
Automobiles and Components	11.43	7.88
Telecommunications	11.41	11.04
Business Services	7.11	4.88
Oil and Gas	6.89	6.21
Healthcare-Products/Services	6.79	6.92
Media	6.06	5.88
Construction & Building	6.00	5.91
Trucking and Leasing	5.30	5.02
Oilfield Services	5.29	5.47
Industrial	4.29	7.96
Cable	4.25	4.08
Retail	3.67	—
Information Technology	3.19	3.59
Utilities	2.84	2.76
Services	—	2.94

Total	100%	100%

During the three months ended September 30, 2016, we added five new investments totaling approximately $24.3 million. Three of these investments were in new portfolio companies. Of the new investments, 100% consisted of first lien investments.

At September 30, 2016, 90.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 9.8% bore interest at fixed rates. At June 30, 2016, 87.9% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.6% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2016, we had one investment with an unfunded commitment and as of June 30, 2016, we had no investments with unfunded commitments.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of September 30, 2016			As of June 30, 2016
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$13,843,600	5.2%	1	$13,843,600	5.1%	1
2	199,566,627	75.5	15	205,389,359	75.5	15
3	34,230,689	13.0	3	36,019,187	13.2	3
4	4,642,342	1.8	1	—	—	—
5	11,911,522	4.5	2	16,862,018	6.2	3

Total	$264,194,780	100.0%	22	$272,114,164	100.0%	22

Results of Operations

Comparison of the three months ended September 30, 2016 and September 30, 2015

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2016 decreased to $7.6 million from $9.9 million for the three months ended September 30, 2015, primarily due to the repayment of portfolio companies with higher yields the quarter ended September 30, 2016.

Expenses

Total expenses for the three months ended September 30, 2016 decreased to $3.6 million compared to $5.0 million for the three months ended September 30, 2015, due primarily to a decrease in income based incentive fees.

Net investment income

Net investment income decreased to $4.0 million for the three months ended September 30, 2016 from $4.9 million for the three months ended September 30, 2015, primarily due to a decrease in investment income primarily due to the repayment of portfolio companies with higher yields and two investments on non-accrual.

Net realized gain or loss

During the three months ended September 30, 2016, a we had a realized loss of $8.0, primarily due to the restructuring of AAR Intermediate Holdings, LLC.

The net realized loss on investments totaled $0.2 million for the three months ended September 30, 2015.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $8.4 million for the three months ended September 30, 2016, primarily due to the restructuring of AAR Intermediate Holdings, LLC and an increase in valuations of certain investments.

During the three months ended September 30, 2015, we recorded a net change in unrealized depreciation of $4.9 million primarily due to a decline in fair value of our investments in AP NMT Acquisitions, AAR Intermediate Holdings, LLC., Caelus Energy, AM General and Trident.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2016, our unrestricted cash balance decreased by $5.9 million. During that period, we generated $14.9 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $33.2 million, offset by investments of $24.3 million in portfolio companies. During the same period, we used $20.8 million towards financing activities, consisting primarily of distributions to our stockholders and repayments to our Revolving Facility.

Capital Resources

As of September 30, 2016, we had $12.6 million of cash as well as $16.1 million in restricted cash and $35.5 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facility, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended September 30, 2016 and September 30, 2015, $1,211,535 and $1,452,157 in base management fees were earned by the Adviser, respectively, of which $1,211,535 and $1,452,157 were payable at September 30, 2016 and September 30, 2015, respectively.

For the three months ended September 30, 2016, we incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2016, $7,388 of previous incentive fees are currently payable to the Adviser which consist of $268,152 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2015, the Company incurred $1,229,032 of incentive fees related to pre-incentive fee net investment income, of which $0 was waived. As of September 30, 2015, $1,101,891 of such incentive fees were currently payable to the Adviser of which $401,807 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of September 30, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of September 30, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016 and June 30, 2016, we did not have any off-balance sheet arrangements.

Recent Developments

On November 9, 2016, we entered into a 2.5 year, $50 million senior secured revolving credit facility (the “New Revolving Financing”) with Citibank, N.A. (“Citibank”), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The New Revolving Financing will expire on May 1, 2019.

Borrowings under the New Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The New Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the New Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the New Revolving Financing. Borrowings under the New Revolving Financing are based on a borrowing base. The New Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The New Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2016, 90.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2016, a 1.00% increase in interest rates would increase our net interest income by approximately 2.7% and a 2.00% increase in interest rates would increase our net interest income by approximately 8.6%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended September 30, 2016, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

10.1*	Second Amended and Restated Stockholder Agreement, dated as of November 7, 2016, between the Registrant and Stifel Venture Corp.

10.2*	Loan Agreement, dated as of November 9, 2016, between CM SPV LLC and Citibank, N.A.

10.3*	Collateral Management Agreement, dated as of November 9, 2016, between CM Finance SPV LLC and CM Investment Partners, L.P.

10.4*	Account Control Agreement, dated as of November 9, 2016, by and among CM Finance SPV LLC, Citibank, N.A. and Virtus Group, LP

10.5*	Security Agreement, dated as of November 9, 2016, between CM Finance SPV LLC and Citibank, N.A.

11.1	Computation of Per Share Earnings (included in “Note 9. Earnings Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2016

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer