Form 10-Q
period 2016-12-31
CM Finance Inc
filed 2017-02-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2017 was 13,688,441.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2016 (Unaudited)	June 30, 2016
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $268,644,626 and $307,364,949, respectively)	$245,398,868	$272,114,164
Derivatives, at fair value (cost $0 and $0, respectively)	6,483,333	9,071,659
Cash	26,569,817	18,433,066
Cash, restricted	27,792,121	18,023,466
Interest receivable	1,530,437	1,897,710
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	1,125	234,837

Total Assets	$307,962,214	$319,961,415

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	14,332,649	30,478,329
Deferred debt issuance costs	(782,100)	(1,510,491)

Notes Payable, net	115,550,549	130,967,838
Base management fees payable	2,395,481	1,257,768
Income-based incentive fees payable	1,167,813	275,540
Payable for investments purchased	9,965,000	8,828,750
Derivatives, at fair value (cost $0 and $0, respectively)	6,483,333	9,071,659
Dividend payable	4,812,446	4,809,778
Deferred financing costs payable	620,500	879,042
Interest payable	262,216	175,792
Accrued expenses and other liabilities	650,825	945,365

Total Liabilities	141,908,163	157,211,532

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,687,280 and 13,679,686 shares issued and outstanding, respectively)	13,687	13,680
Additional paid-in capital	199,790,758	199,722,997
Accumulated net realized loss	(7,988,787)	—
Distributions in excess of net investment income	(2,515,849)	(1,736,009)
Net unrealized depreciation on investments	(23,245,758)	(35,250,785)

Total Net Assets	166,054,051	162,749,883

Total Liabilities and Net Assets	$307,962,214	$319,961,415

Net Asset Value Per Share	$12.13	$11.90

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Investment Income:
Interest income	$8,792,597	$8,707,519	$16,160,979	$18,303,132
Payment in-kind interest income	—	721,364	—	960,603
Other fee income	359,494	529,819	575,961	563,561

Total investment income	9,152,091	9,958,702	16,736,940	19,827,296

Expenses:
Base management fees	1,183,946	1,444,998	2,395,481	2,897,155
Income-based incentive fees	1,095,515	—	1,095,515	1,229,032
Interest expense	1,037,818	1,007,104	2,029,208	1,992,092
Amortization of deferred debt issuance costs	364,195	364,195	728,391	712,654
Professional fees	229,804	172,434	424,393	464,768
Allocation of administrative costs from advisor	148,710	161,180	416,952	438,131
Custodian and administrator fees	107,473	136,038	216,162	222,682
Directors’ fees	99,999	96,750	199,999	211,500
Insurance expense	92,651	102,443	185,211	188,646
Other expenses	123,210	158,475	406,055	287,031

Total expenses	4,483,321	3,643,617	8,097,367	8,643,691
Waiver of income-based incentive fees	(203,242)	—	(203,242)	—

Net expenses	4,280,079	3,643,617	7,894,125	8,643,691

Net investment income	4,872,012	6,315,085	8,842,815	11,183,605

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	39,502	106,604	(7,988,787)	301,924
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	3,642,584	(21,819,026)	12,005,027	(26,714,703)

Net realized and unrealized gains (losses)	3,682,086	(21,712,422)	4,016,240	(26,412,779)

Net increase (decrease) in net assets resulting from operations	$8,554,098	$(15,397,337)	$12,859,055	$(15,229,174)

Basic and diluted:
Net investment income per share	$0.36	$0.46	$0.64	$0.82
Earnings (loss) per share	$0.62	$(1.13)	$0.94	$(1.11)
Weighted Average Shares of Common Stock Outstanding	13,686,865	13,671,273	13,683,841	13,669,733

Distributions paid per common share	$0.3516	$0.3469	$0.7032	$1.1238

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended December 31,
	2016	2015
Net assets at beginning of period	$162,749,883	$196,950,849

Increase (decrease) in net assets resulting from operations
Net investment income	8,842,815	11,183,605
Net realized gain (loss) on investments	(7,988,787)	301,924
Net change in unrealized appreciation (depreciation) on investments and unfunded commitments	12,005,027	(26,714,703)

Net increase (decrease) in net assets from operations	12,859,055	(15,229,174)

Stockholder distributions
Dividend from net investment income	(9,622,655)	(10,995,215)
Distributions from net realized gains	—	(4,366,660)

Net decrease in net assets resulting from stockholder distributions	(9,622,655)	(15,361,875)

Capital transactions
Reinvestments of stockholder distributions	67,768	45,363

Net increase in net assets resulting from capital transactions	67,768	45,363

Total increase (decrease) in net assets	3,304,168	(30,545,686)

Net assets at end of period (including distributions in excess of net investment income of $(2,515,849) and $(224,523), respectively)	$166,054,051	$166,405,163

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$12,859,055	$(15,229,174)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(48,982,799)	(49,695,702)
Payment in-kind interest	—	(960,603)
Sales and repayments of investments	81,125,266	62,943,320
Net realized loss (gain) on investments in securities	7,988,787	(301,924)
Net change in unrealized (appreciation) depreciation on investments and unfunded commitments	(12,005,027)	26,714,703
Amortization of discount/premium on investments	(1,410,931)	(1,149,087)
Amortization of deferred debt issuance costs	728,391	712,654
Net (increase) decrease in operating assets:
Cash, restricted	(9,768,655)	(6,245,207)
Interest receivable	367,273	346,177
Prepaid expenses and other assets	233,712	178,669
Net increase (decrease) in operating liabilities:
Payable for investments purchased	1,136,250	(2,876,132)
Interest payable	86,424	17,706
Accrued expenses and other liabilities	(294,540)	209,130
Base management fees payable	1,137,713	1,476,177
Income-based incentive fees payable	892,273	(219,562)

Net Cash Provided by Operating Activities	34,093,192	15,921,145

Cash Flows from Financing Activities
Payment for deferred financing costs	(258,542)	(1,266,458)
Distributions to shareholders	(9,552,219)	(15,315,111)
Proceeds from borrowing on revolving credit facility	18,532,649	34,939,022
Repayments of borrowing on revolving credit facility	(34,678,329)	(39,394,801)

Net Cash Used in Financing Activities	(25,956,441)	(21,037,348)

Net Change in Cash	8,136,751	(5,116,203)

Cash
Beginning of period	18,433,066	21,535,492

End of period	$26,569,817	$16,419,289

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,942,784	$1,974,386
Issuance of shares pursuant to Dividend Reinvestment Plan	67,768	45,363

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2016

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC - Revolver(3)	Oilfield Services	1M L + 5.00%	1.00%	9/30/2021	$237,624	$237,624	$237,624	0.14%
AAR Intermediate Holdings, LLC - Term A	Oilfield Services	1M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.98%
AAR Intermediate Holdings, LLC - Term B(4)	Oilfield Services	1M L + 8.00% PIK	1.00%	9/30/2021	10,166,879	4,392,772	4,951,270	2.98%
American Gaming Systems, Inc.(5)	Entertainment and Leisure	3M L + 8.25%	1.00%	12/21/2020	29,284,177	28,969,059	28,844,915	17.37%
Dayton Superior Corporation(6)	Construction & Building	1M L + 8.00%	1.00%	11/9/2021	10,000,000	9,700,000	9,700,000	5.84%
FPC Holdings, Inc.(5)	Trucking and Leasing	1M L + 4.00%	1.25%	11/19/2019	9,857,285	8,654,660	9,265,847	5.58%
Land Holdings I, LLC(5)	Entertainment and Leisure	12.00%	—	6/26/2019	11,162,500	11,129,538	11,329,937	6.82%
Montreign Operating Company, LLC(7)	Gaming and Leisure	1M L + 8.25%	1.00%	12/7/2022	8,000,000	7,985,000	7,985,000	4.81%
PR Wireless, Inc.(5)	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	16,575,000	15,461,395	14,420,250	8.68%
Premiere Global Services, Inc.(7)	Business Services	1M L + 6.50%	1.00%	12/8/2021	11,685,126	10,915,485	11,568,275	6.97%
Redbox Automated Retail, LLC(6)	Retail	1M L + 7.50%	1.00%	9/23/2021	9,562,500	9,275,625	9,275,625	5.59%
School Specialty, Inc.(6)	Business Services	1M L + 8.50%	1.00%	6/11/2019	9,335,313	9,181,861	9,335,313	5.62%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.50%	0.50%	5/2/2019	6,443,824	6,112,408	5,000,408	3.01%
YRC Worldwide, Inc.(5)(8)	Trucking and Leasing	3M L + 7.25%	1.00%	2/13/2019	14,011,382	13,963,682	13,591,041	8.19%

Total Senior Secured First Lien Debt Investments					151,272,105	140,929,604	140,456,000	84.58%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(8)(9)	Media	3M L + 9.00%	1.00%	8/13/2022	20,000,000	18,952,994	16,000,000	9.64%
Bird Electric Enterprises, LLC(4)	Utilities	14.63%, 3.00% PIK	—	10/9/2020	15,037,500	14,809,208	7,518,750	4.53%
Caelus Energy Alaska 03, LLC(5)	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	26,000,000	23,974,331	20,280,000	12.21%
North American Lifting Holdings, Inc.(5)	Industrial	3M L + 9.00%	1.00%	11/23/2021	16,200,000	15,460,206	10,854,000	6.54%
Premiere Global Services, Inc.(5)	Business Services	1M L + 9.50%	1.00%	6/6/2022	5,000,000	4,803,158	4,800,000	2.89%
Telecommunications Management, LLC(5)	Cable	3M L + 8.00%	1.00%	10/30/2020	11,333,096	11,287,636	11,219,766	6.76%
TNS, Inc.(5)	Telecommunications	3M L + 8.00%	1.00%	8/14/2020	15,092,924	15,096,023	15,017,459	9.04%
Trident USA Health Services, LLC(5)	Healthcare-Products/Services	3M L + 9.50%	1.25%	7/31/2020	21,878,286	21,797,457	19,252,891	11.59%

Total Senior Secured Second Lien Debt Investments					130,541,806	126,181,013	104,942,866	63.20%

Investments(1)	Industry			Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(10)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			N/A	11,880	—	1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(8)	Oil and Gas			11/30/2017	160,000	160,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications			9/24/2027	201	1,374,009	—	—

Total Equity, Warrants and Other Investments					172,081	1,534,009	2	—

Total Non-Controlled/Non-Affiliates					$281,985,992	$268,644,626	$245,398,868	147.78%

Liabilities in excess of other assets							(79,344,817)	(47.78%)
Net Assets							$166,054,051	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2016

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative— Notes Payable(11)	Diversified Financial Services			$102,000,000	$—	$6,483,333	3.90%

Total Assets				102,000,000	—	6,483,333	3.90%

Liabilities
Total Return Swap(10)(11)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,483,333)	(3.90%)

Total Liabilities				102,000,000	—	(6,483,333)	(3.90%)

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitment.
(4)	Classified as non-accrual asset.
(5)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(6)	Held by the Company indirectly through CM Finance SPV, LLC. and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(7)	Security, or a portion thereof, unsettled as of December 31, 2016.
(8)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 10.09% of total assets.
(9)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(10)	Securities are non-income producing.
(11)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L –	1 month LIBOR (0.77% as of December 31, 2016)
3M L –	3 month LIBOR (1.00% as of December 31, 2016)
PIK –	Payment-In-Kind

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2016

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Warrants)(4)(5)	Oilfield Services	9/30/2024	$1,643,206	$1,251,058	$—	—%
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas	11/3/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology		154	155,023	154,871	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications	9/24/2027	201	1,374,009	—	—

Total Equity, Warrants and Other Investments			1,803,561	2,940,090	154,872	0.10%

Total Non-Controlled/Non-Affiliates			$314,379,243	$307,364,949	$272,114,164	167.20%

Liabilities in excess of other assets					(109,364,281)	(67.20)%

Net Assets					$162,749,883	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$6,929,903	4.26%
Embedded derivative—Notes Payable(8)	Diversified Financial Services			50,000,000	—	2,141,756	1.31%

Total Assets				152,000,000	—	9,071,659	5.57%

Liabilities
Total Return Swap(7)(8)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,929,903)	(4.26)%
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(2,141,756)	(1.31)%

Total Liabilities				152,000,000	—	(9,071,659)	(5.57)%

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.28% of total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L –	1 month LIBOR (0.47% as of June 30, 2016)
3M L –	3 month LIBOR (0.65% as of June 30, 2016)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 1. Organization

CM Finance Inc (“CMFN” the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

On February 11, 2014, CM Finance Inc completed its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into CM Finance Inc (the “Merger”). In connection with the Merger, CM Finance Inc issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of CM Finance Inc, as the surviving entity. Immediately after the Merger, CM Finance Inc issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. CM Finance Inc used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

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

The Company consolidates the operations of its wholly owned subsidiaries, CM Finance SPV, Ltd. (“SPV”), and CM Finance SPV, LLC (“LLC”) are special purpose vehicles used to finance certain investments.

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

December 31, 2016

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2016, $2,104,998 and $2,393,949 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and six months ended December 31, 2015, $46,565 and $803,256 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned no PIK interest during the three and six months ended December 31, 2016, respectively. The Company earned PIK interest of $721,364 and $960,603 during the three and six months ended December 31, 2015, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

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

e. Distributions

Dividends and distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is generally determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

December 31, 2016

Note 2. Significant Accounting Policies (Continued)

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of December 31, 2016 or June 30, 2016.

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

The embedded derivative in the Term Notes payable (defined below) from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivatives referencing the Notes Payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivatives in the Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

December 31, 2016

Note 2. Significant Accounting Policies (Continued)

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

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2016, the Company recorded distributions of $4.8 million and $9.6 million, respectively. During the three and six months ended December 31, 2015, the Company recorded distributions of $4.8 million and $15.4 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

December 31, 2016

Note 2. Significant Accounting Policies (Continued)

The cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investment on February 5, 2014, at the time the Company priced its Offering.

As of December 31, 2016 and June 30, 2016, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At December 31, 2016 and June 30, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 4. Investments (Continued)

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2016 and December 31, 2015, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Investment purchases, at cost (including PIK interest)	$24,702,624	$10,838,066	$48,982,799	$50,656,305
Investment sales and repayments	47,904,900	18,188,956	81,125,266	62,943,320

The composition of the Company’s investments as of December 31, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$140,929,604	52.46%	$140,456,000	57.24%
Senior Secured Second Lien Debt Investments	126,181,013	46.97	104,942,866	42.76
Equity, Warrants and Other Investments	1,534,009	0.57	2	0.0
Embedded derivative— Notes Payable	—	—	6,483,333	2.64
Total Return Swap	—	—	(6,483,333)	(2.64)

Total	$268,644,626	100.00%	$245,398,868	100.00%

The composition of the Company’s investments as of June 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$165,360,088	53.80%	$157,088,252	57.73%
Senior Secured Second Lien Debt Investments	139,064,771	45.24	114,871,040	42.21
Equity, Warrants and Other Investments	2,940,090	0.96	154,872	0.06
Embedded derivative— Notes Payable	—	—	9,071,659	3.33
Total Return Swap	—	—	(9,071,659)	(3.33)

Total	$307,364,949	100.00%	$272,114,164	100.00%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$48,159,852	19.62%
Telecommunications	29,437,709	12.00
Business Services	25,703,588	10.48
Trucking and Leasing	22,856,888	9.32
Oil and Gas	20,280,001	8.26
Healthcare-Products/Services	19,252,891	7.85
Media	16,000,000	6.52
Oilfield Services	15,139,798	6.17
Cable	11,219,766	4.57
Industrial	10,854,000	4.42
Construction & Building	9,700,000	3.95
Retail	9,275,625	3.78
Utilities	7,518,750	3.06

Total	$245,398,868	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 4. Investments (Continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,963,600	19.46%
Telecommunications	30,027,130	11.04
Industrial	21,664,000	7.96
Automobiles and Components	21,447,155	7.88
Healthcare-Products/Services	18,815,326	6.92
Oil and Gas	16,900,001	6.21
Construction & Building	16,080,000	5.91
Media	16,000,000	5.88
Oilfield Services	14,883,128	5.47
Trucking and Leasing	13,662,660	5.02
Business Services	13,274,859	4.88
Cable	11,106,434	4.08
Information Technology	9,771,121	3.59
Services	8,000,000	2.94
Utilities	7,518,750	2.76

Total	$272,114,164	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Southwest	$65,295,108	26.61%
U.S. West	47,638,140	19.41
U.S. Midwest	43,421,745	17.69
U.S. Mid-Atlantic	34,270,350	13.97
U.S. Southeast	30,788,525	12.55
Europe	16,000,000	6.52
U.S. Northeast	7,985,000	3.25

Total	$245,398,868	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$71,127,499	26.14%
U.S. Southwest	70,167,462	25.79
U.S. West	33,762,017	12.41
U.S. Mid-Atlantic	33,681,856	12.38
U.S. Northeast	27,771,121	10.20
U.S. Southeast	19,604,209	7.20
Europe	16,000,000	5.88

Total	$272,114,164	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 4. Investments (Continued)

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2016, the Company made investments in new and existing portfolio companies of approximately $37.0 million and $11.8 million, respectively, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2016, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2016.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$6,483,333	102,000,000	1
Embedded derivatives
Notes Payable	6,483,333	—	102,000,000	1

Gross fair value of derivative contracts	$6,483,333	$6,483,333
Counterparty netting	—	—

Net fair value of derivative contracts	6,483,333	6,483,333
Collateral not offset	—	—

Net amount	$6,483,333	$6,483,333

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2016 and December 31, 2015, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Total Return Swaps	$2,375,799	$(8,950,661)	$2,588,326	$(10,236,226)
Embedded derivatives
Notes Payable	(2,375,799)	8,950,661	(2,588,326)	10,236,226

Total	$—	$—	$—	$—

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 4. Investments (Continued)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$140,456,000	$140,456,000
Senior Secured Second Lien Debt Investments	—	—	104,942,866	104,942,866
Equity, Warrants and Other Investments	—	—	2	2

Total Investments	—	—	245,398,868	245,398,868
Derivatives
Embedded derivative
Notes Payable	—	—	6,483,333	6,483,333

Total Derivatives	—	—	6,483,333	6,483,333

Total Assets	$—	$—	$251,882,201	$251,882,201

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(6,483,333)	$(6,483,333)

Total Derivatives	—	—	(6,483,333)	(6,483,333)
Total Liabilities	$—	$—	$(6,483,333)	$(6,483,333)

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 4. Investments (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2016:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	44,182,799	4,800,000	—	48,982,799
Sales	(62,970,243)	(18,000,000)	(155,023)	(81,125,266)
Amortization	1,094,689	316,242	—	1,410,931
Net realized gains (losses)	(6,737,729)	—	(1,251,058)	(7,988,787)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Net change in unrealized (depreciation) appreciation	7,798,232	2,955,584	1,251,211	12,005,027

Balance as of December 31, 2016	$140,456,000	$104,942,866	$2	$245,398,868

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2016	$813,392	$2,944,421	$1	$3,757,814

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Net change in unrealized (depreciation) appreciation	2,588,326	(2,588,326)	—

Balance as of December 31, 2016	$(6,483,333)	$6,483,333	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2016	$2,588,326	$(2,588,326)	$—

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

December 31, 2016

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

During the six months ended December 31, 2016 and December 31, 2015, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2016 and June 30, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	December 31, 2016	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$122,771,000	Yield Analysis	Market Yields	11.4%	0.0% - 24.3%
Senior Secured First Lien Debt Investments	17,685,000	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	104,942,866	Yield Analysis	Market Yields	16.4%	7.7% - 35.5%
Equity, Warrants and Other Investments	2	Intrinsic Value	Intrinsic Value	N/A	N/A
Total Return Swaps	(6,483,333)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives - Note Payable	6,483,333	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2016	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$143,813,393	Yield Analysis	Market Yields	10.8%	9.5% - 31.5%
Senior Secured First Lien Debt Investments	13,274,859	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	114,871,040	Yield Analysis	Market Yields	16.1%	8.1% - 29.7%
Equity, Warrants and Other Investments	154,872	EV Multiple	LTM EBITDA	7.9x	7.5x - 7.9x
Total Return Swaps	(9,071,659)	Intrinsic Value	Intrinsic value	N/A	N/A
Embedded derivatives - Note Payable	9,071,659	Intrinsic Value	Intrinsic value	N/A	N/A

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 5. Notes Payable

On November 9, 2016, we entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”) which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019.

Borrowings under the Citi Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing are based on a borrowing base. The Citi Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The Citi Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of December 31, 2016, $14.3 million was outstanding on the Citi Revolving Financing.

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015 and August 14, 2015, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2018 with UBS. The Term Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company will pay interest on the face amount of the Term Facility at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). Prior to September 26, 2014, the Company paid interest on the Term Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “UBS Financing Facility”), which expired in accordance with its terms, on December 5, 2016. From December 4, 2013 through September 25, 2014, the Revolving Financing bore an interest at a fixed rate of 2.10 per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the Revolving Financing bore an interest at a fixed rate of 2.00 per annum on drawn amounts and 0.50% per annum on any undrawn portion. As of December 31, 2016 and June 30, 2016, $0.0 and $30.5 million was outstanding on the Revolving Financing, respectively.

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

Fourth, the Company and UBS entered into another TRS transaction whereby the Company will receive the Total Return of the Revolving Notes purchased by UBS and pay the Revolver Financing Rate. On December 5, 2016 the Revolving Notes matured and the corresponding TRS transaction associated with the Revolving Notes unwound in unison.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2016 and June 30, 2016, the fair value of the Notes Payable was estimated at $116.3 million and $132.5 million, respectively, which the Company concluded was a Level 3 fair value.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 5. Notes Payable (Continued)

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the UBS Financing Facility and is restricted to purchases of investments by SPV that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2016, SPV had assets of $191.5 million, which included $169.5 million of the Company’s portfolio investments at fair value, $1.2 million of accrued interest receivable and $20.7 million in cash held by the trustee of the UBS Financing Facility. As of June 30, 2016, SPV had assets of $248.2 million, which included $241.8 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.5 million in cash held by the trustee of the UBS Financing Facility. For the three and six months ended December 31, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facility was $114.1 million and 3.61%, respectively, and $118.9 million and 3.39%, respectively. For the three and six months ended December 31, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the UBS Financing Facility was $147.5 million and 2.72%, respectively, and $144.8 million and 2.74%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2016	September 14, 2016	September 16, 2016	October 6, 2016	$0.3516	1st 2017
November 3, 2016	December 14, 2016	December 16, 2016	January 5, 2017	$0.3516	2nd 2017
November 3, 2016	March 15, 2017	March 17, 2017	April 6, 2017	$0.2500	3rd 2017

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of December 31, 2016:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$752,475	$—	0.50	9/30/21

Total Unfunded Commitments	$752,475	$—

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

December 31, 2016

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

For the three and six months ended December 31, 2016, $1,183,946 and $2,395,481 in base management fees were earned by the Adviser, of which $2,395,481 was payable at December 31, 2016. For the three and six months ended December 31, 2015, $1,444,998 and $2,897,155 in base management fees were earned by the Adviser, of which $2,897,155 was payable at December 31, 2015.

For the three and six months ended December 31, 2016, the Company incurred $1,095,515 and $1,095,515, respectively, of incentive fees related to pre-incentive fee net investment income of which $203,242 and $203,242 was waived, respectively. As of December 31, 2016, $904,951 of such incentive fees are currently payable to the Adviser and $262,862 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2015, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of December 31, 2015, $1,160,353 of such incentive fees are currently payable to the Adviser and $343,345 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of December 31, 2016 and June 30, 2016, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers,

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 7. Agreements and Related Party Transactions (Continued)

partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no base management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. The Company incurred costs of $148,710 and $416,952 under the administration agreement for the three and six months ended December 31, 2016, respectively. The Company incurred costs of $161,180 and $438,131 under the administration agreement for the three and six months ended December 31, 2015, respectively.

As of December 31, 2016 and June 30, 2016, the Company recorded $111,254 and $120,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel. As of December 31, 2016, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 8. Directors Fees (Continued)

stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and six months ended December 31, 2016, the Company recorded directors’ fees of $99,999 and $199,999, of which none were payable at December 31, 2016. For three and six months ended December 31, 2015, the Company recorded directors’ fees of $96,750 and $211,500, respectively, of which none were payable at December 31, 2015.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Net increase (decrease) in net assets resulting from operations	$8,554,098	$(15,397,337)	$12,859,055	$(15,229,174)
Weighted average shares of common stock outstanding	13,686,865	13,671,273	13,683,841	13,669,733
Basic/diluted net increase (decrease) in net assets from operations per share	$0.62	$(1.13)	$0.94	$(1.11)

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 10. Distributions (Continued)

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended December 31, 2016 and December 31, 2015:

	Six months ended December 31,
	2016		2015
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$9,622,655	100%	$15,361,875	100%
Long-term capital gains	—	—	—	—

Total	$9,622,655	100%	$15,361,875	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2016 and December 31, 2015.

	Six months ended December 31,
	2016		2015
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,679,686	$200,482,695	13,667,267	$200,357,871
Reinvestments of shareholder distributions	7,594	67,768	4,035	45,363

Balance at end of period	13,687,280	$200,550,463	13,671,302	$200,403,234

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Six months ended December 31, 2016	Six months ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$11.90	$14.41

Net investment income	0.64	0.82
Net realized and unrealized gains (losses)	0.29	(1.94)

Net increase (decrease) in net assets resulting from operations	0.93	(1.12)

Capital transactions(2)
Dividends from net investment income	(0.70)	(0.80)
Distributions from net realized gains	—	(0.32)

Net decrease in net assets resulting from capital transactions	(0.70)	(1.12)

Net asset value, end of period	$12.13	$12.17
Market value per share, end of period	$9.30	$10.02

Total return based on market value(3)(4)	13.09%	(18.76)%

Shares outstanding at end of period	13,687,280	13,671,302

Ratio/Supplemental Data:
Net assets, at end of period	$166,054,051	$166,405,163
Ratio of total expenses to average net assets(5)	9.81%	9.38%
Ratio of net expenses to average net assets(5)	9.57%	9.38%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.34%	2.94%
Ratio of net investment income before fee waiver to average net assets(5)	10.47%	12.14%
Ratio of net investment income after fee waiver to average net assets(5)	10.72%	12.14%
Total Notes Payable	116,332,649	146,391,680
Asset Coverage Ratio(6)	2.43	2.14
Portfolio Turnover Rate(4)	19%	16%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)	Total returns are historical and are calculated by determining the percentage change in the market value with all dividends and distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2016

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2016 and December 31, 2015:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Loan Structuring Fee	$—	$—	$—	$—
Loan Amendment/Consent Fee	359,494	529,819	575,961	563,561
Royalty Income	—	—	—	—

Other Fee Income	$359,494	$529,819	$575,961	$563,561

Note 14. Tax Information

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$269,712,494

Gross unrealized appreciation	2,176,327
Gross unrealized depreciation	(26,489,954)

Net unrealized investment depreciation	$(24,313,627)

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

Subsequent to the six months ended December 31, 2016 through February 6, 2017, the Company invested $22.3 million in new and existing portfolio companies and received no repayment or sales proceeds. The restructuring of U.S. Well Services, resulted in a reduction of $2.9 million of principal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	our ability to obtain exemptive relief from the SEC;

•	our ability to obtain a small business investment company license; and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

Overview

CM Finance Inc (“CMFN” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code, (the “Code”) for U.S. federal income tax purposes.

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. We invest, and intend to continue to invest, in unitranche loans and standalone second and first lien loans, with an emphasis on floating rate debt. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. We also selectively invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking such upside participation interests as part of a broader investment relationship.

On February 11, 2014, we completed our initial public offering, selling 7,666,666 shares of our common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, the merger was consummated, whereby CM Finance LLC merged with and into us (the “Merger”). In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of certain funds (the “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel, to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

Upon our election to be regulated as a BDC on February 5, 2014, we entered into the investment advisory agreement (the “Advisory Agreement”) and the administration agreement (the “Administration Agreement”) with the Adviser as our investment adviser and administrator, respectively.

We consolidate the operations of our wholly-owned subsidiaries, CM Finance SPV Ltd. (“CM SPV”) and CM Finance SPV, LLC each a special purpose vehicle used to finance certain investments, and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements for a RIC under the Code.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Adviser’s investment team responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews the preliminary valuations prepared by the Adviser’s investment team and the independent valuation firm and makes a recommendation to our board of directors regarding the fair value of each investment; and

•	the board of directors then reviews and discusses the preliminary valuations and the report of the independent valuation firm and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

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

Our investments are categorized based on the types of inputs used in their valuation. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

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

As of December 31, 2016 and June 30, 2016, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2016, we had two investments on non-accrual status, which represented approximately 5.1% of our portfolio at fair value. As of June 30, 2016, we had two investments on non-accrual status, which represented approximately 6.2% of our portfolio at fair value.

Financing Facilities

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 17, 2015, July 20, 2015 and August 14, 2015, we, through CM SPV, our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”), which expires on December 5, 2018. On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, we entered into a $50.0 million revolving financing (the “UBS Revolving Financing”), which expired on December 5, 2016 in accordance with its term. The Term Financing is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.75% per annum. For the period from December 5, 2017 through December 5, 2018, we will pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 3.00% per annum. As of December 31, 2016 and June 30, 2016, we had $102.0 million and $102.0 million outstanding under the Term Financing. On December 5, 2016, the UBS Revolving Facility expired in accordance with its terms. As of December 31, 2016, we had no outstanding borrowings under the UBS Revolving Facility.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. Borrowings under the Citi Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate is equal to the interest rate then in effect plus 2.00%. As of December 31, 2016, $14.3 million was outstanding under the Citi Revolving Financing. We refer to the Term Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2016, approximately 10% of our total assets were non-qualifying assets.

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

At December 31, 2016, our investment portfolio of $245.4 million (at fair value) consisted of investments in 19 portfolio companies, of which 57.2% were first lien investments and 42.8% were second lien investments. At December 31, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $28.8 million, respectively.

At June 30, 2016, our investment portfolio of $272.1 million (at fair value) consisted of investments in 22 portfolio companies, of which 57.7% were first lien investments, 42.2% were second lien investments, and 0.1% were in equity and warrant positions. At June 30, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $29.0 million, respectively.

As of December 31, 2016 and June 30, 2016, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.79% and 9.80%, respectively.

At December 31, 2016 and June 30, 2016, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at December 31, 2016	Percentage of Total Portfolio at June 30, 2016
Entertainment and Leisure	19.62%	19.46%
Telecommunications	12.00	11.04
Business Services	10.48	4.88
Trucking and Leasing	9.32	5.02
Oil and Gas	8.26	6.21
Healthcare-Products/Services	7.85	6.92
Media	6.52	5.88
Oilfield Services	6.17	5.47
Cable	4.57	4.08
Industrial	4.42	7.96
Construction & Building	3.95	5.91
Retail	3.78	—
Utilities	3.06	2.76
Automobiles and Components	—	7.88
Information Technology	—	3.59
Services	—	2.94

Total	100%	100%

During the three months ended December 31, 2016, we added five new investments totaling approximately $24.5 million. Two of these investments were in new portfolio companies of which all of the investments were first lien investments.

At December 31, 2016, 95.4% of our debt investments bore interest with floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.6% bore interest at fixed rates. At June 30, 2016, 87.9% of our debt investments bore interest with floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.6% bore interest at fixed rates.

Our investment portfolio may from time to time contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016, we had one investment with an unfunded commitment of 752,475 and as of June 30, 2016, we had no investments with unfunded commitments.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of December 31, 2016			As of June 30, 2016
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$13,843,600	5.1%	1
2	192,633,428	78.5	14	205,389,359	75.5	15
3	35,295,010	14.4	2	36,019,187	13.2	3
4	5,000,408	2.0	1	—	—	—
5	12,470,022	5.1	2	16,862,018	6.2	3

Total	$245,398,868	100.0%	19	$272,114,164	100.0%	22

Results of Operations

Comparison of the three months ended December 31, 2016 and December 31, 2015

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2016, decreased to $9.2 million from $10.0 million for the three months ended December 31, 2015, primarily due to the repayment of portfolio companies with higher yields during the quarter ended December 31, 2016.

Expenses

Total expenses for the three months ended December 31, 2016 increased to $4.5 million, compared to $3.6 million for the three months ended December 31, 2015, due primarily to an increase in income based incentive fees.

Net investment income

Net investment income decreased to $4.9 million for the three months ended December 31, 2016 from $6.3 million for the three months ended December 31, 2015, primarily due to a decrease in investment income primarily due to the repayment of portfolio companies with higher yields and two investments on non-accrual during the quarter ended December 31, 2016.

Net realized gain or loss

During the three months ended December 31, 2016, we had a realized gain of $39,502, primarily due to the sale of one portfolio company.

The net realized gain on investments totaled $0.1 million for the three months ended December 31, 2015, primarily due to the gain on the sale of a portion of Nexeo Solutions Holdings LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $3.6 million for the three months ended December 31, 2016, primarily due to the increase in fair value of eight portfolio companies.

During the three months ended December 31, 2015, we recorded a net change in unrealized depreciation of $21.8 million for the three months ended December 31, 2015, primarily due to the decline in fair value of our investments in Bird Electric Enterprises, LLC, AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy Alaska 03 LLC, North American Lifting Holdings, Inc and YRC Worldwide, Inc.

Liquidity and capital resources

Cash flows

For the three months ended December 31, 2016, our unrestricted cash balance increased by $11.7 million. During that period, we generated $19.2 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $47.9 million, offset by investments of $24.5 million in portfolio companies. During the same period, we used $5.2 million towards financing activities, consisting primarily of distributions to our stockholders, repayments of borrowings under the UBS Revolving Financing which expired on December 5, 2016 in accordance with its terms and borrowings under the Citi Revolving Financing.

Capital Resources

As of December 31, 2016, we had $26.7 million of cash as well as $27.8 million in restricted cash and $35.7 million of capacity under the Citi Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Citi Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Financing Facilities may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in Financing Facilities. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

For the three months ended December 31, 2016 and December 31, 2015, $1,183,946 and $1,444,998 in base management fees were earned by the Adviser, respectively, of which $2,395,481 and $2,897,155 were payable at December 31, 2016 and December 31, 2015, respectively.

For the three months ended December 31, 2016, we incurred $1,095,515 of incentive fees related to pre-incentive fee net investment income of which $203,242 was waived. As of December 31, 2016, $904,951 of previous incentive fees are currently payable to the Adviser which consist of $262,862 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended December 31, 2015, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of December 31, 2015, $1,160,353 of incentive fees were currently payable to the Adviser, of which $343,345 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of December 31, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of December 31, 2015, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized gains incentive fee, U.S. GAAP requires that the realized gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a realized gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016 and June 30, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2016, 95.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at December 31, 2016, a 1.00% increase in interest rates would increase our net interest income by approximately 5.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.2%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended December 31, 2016, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Dated: February 8, 2017

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer