Form 10-Q
period 2017-03-31
CM Finance Inc
filed 2017-05-10
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 9, 2017 was 13,688,441.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2017 (Unaudited)	June 30, 2016
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $288,260,647 and $307,364,949, respectively)	$268,692,799	$272,114,164
Derivatives, at fair value (cost $0 and $0, respectively)	6,077,265	9,071,659
Cash	5,547,147	18,433,066
Cash, restricted	16,660,192	18,023,466
Interest receivable	1,358,391	1,897,710
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	309,968	234,837

Total Assets	$298,832,275	$319,961,415

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	14,332,649	30,478,329
Deferred debt issuance costs	(680,087)	(1,510,491)

Notes Payable, net	115,652,562	130,967,838
Base management fees payable	1,124,191	1,257,768
Income-based incentive fees payable	428,606	275,540
Derivatives, at fair value (cost $0 and $0, respectively)	6,077,265	9,071,659
Dividend payable	3,422,106	4,809,778
Payable for investments purchased	1,980,000	8,828,750
Deferred financing costs payable	620,500	879,042
Interest payable	223,355	175,792
Accrued expenses and other liabilities	673,250	945,365

Total Liabilities	130,201,835	157,211,532

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,688,441 and 13,679,686 shares issued and outstanding, respectively)	13,688	13,680
Additional paid-in capital	199,801,235	199,722,997
Accumulated net realized loss	(9,100,786)	—
Distributions in excess of net investment income	(2,515,849)	(1,736,009)
Net unrealized depreciation on investments	(19,567,848)	(35,250,785)

Total Net Assets	168,630,440	162,749,883

Total Liabilities and Net Assets	$298,832,275	$319,961,415

Net Asset Value Per Share	$12.32	$11.90

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Investment Income:
Interest income	$6,394,838	$7,886,588	$22,555,817	$26,189,720
Payment in-kind interest income	186,567	—	186,567	960,603
Other fee income	499,813	51,255	1,075,774	614,816

Total investment income	7,081,218	7,937,843	23,818,158	27,765,139

Expenses:
Base management fees	1,124,191	1,356,609	3,519,672	4,253,764
Income-based incentive fees	211,572	—	1,307,087	1,229,032
Interest expense	1,398,060	1,043,815	3,427,268	3,035,907
Amortization of deferred debt issuance costs	102,013	364,195	830,404	1,076,849
Professional fees	267,955	218,265	692,348	683,033
Allocation of administrative costs from advisor	136,375	287,715	553,327	725,846
Custodian and administrator fees	133,529	108,058	349,691	330,740
Directors’ fees	99,999	116,750	299,998	328,250
Insurance expense	69,563	86,765	254,774	275,411
Other expenses	161,679	86,238	567,734	373,269

Total expenses	3,704,936	3,668,410	11,802,303	12,312,101
Waiver of income-based incentive fees	(45,829)	—	(249,071)	—

Net expenses	3,659,107	3,668,410	11,553,232	12,312,101

Net investment income	3,422,111	4,269,433	12,264,926	15,453,038

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	(1,111,999)	(18,649)	(9,100,786)	283,275
Net change in unrealized appreciation (depreciation) on investments	3,677,910	(2,355,765)	15,682,937	(29,070,468)

Net realized and unrealized gains (losses)	2,565,911	(2,374,414)	6,582,151	(28,787,193)

Net increase (decrease) in net assets resulting from operations	$5,988,022	$1,895,019	$18,847,077	$(13,334,155)

Basic and diluted:
Net investment income per share	$0.25	$0.31	$0.90	$1.13
Earnings (loss) per share	$0.44	$0.14	$1.38	$(0.98)
Weighted Average Shares of Common Stock Outstanding	13,688,377	13,677,532	13,685,331	13,672,431

Distributions paid per common share	$0.2500	$0.3516	$0.9532	$1.4754

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31,
	2017	2016
Net assets at beginning of period	$162,749,883	$196,950,849

Increase (decrease) in net assets resulting from operations
Net investment income	12,264,926	15,453,038
Net realized gain (loss) on investments	(9,100,786)	283,275
Net change in unrealized appreciation (depreciation) on investments	15,682,937	(29,070,468)

Net increase (decrease) in net assets from operations	18,847,077	(13,334,155)

Stockholder distributions
Dividends from net investment income	(13,044,766)	(15,804,583)
Distributions from net realized gains	—	(4,366,660)

Net decrease in net assets resulting from stockholder distributions	(13,044,766)	(20,171,243)

Capital transactions
Reinvestments of stockholder distributions	78,246	115,723

Net increase in net assets resulting from capital transactions	78,246	115,723

Total increase (decrease) in net assets	5,880,557	(33,389,675)

Net assets at end of period (including distributions in excess of net investment income of $(2,515,849) and $(764,458), respectively)	$168,630,440	$163,561,174

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$18,847,077	$(13,334,155)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(81,333,319)	(49,695,702)
Payment in-kind interest	(186,567)	(960,603)
Sales and repayments of investments	93,441,845	77,280,389
Net realized loss (gain) on investments in securities	9,100,786	(283,275)
Net change in unrealized (appreciation) depreciation on investments	(15,682,937)	29,070,468
Amortization of discount/premium on investments	(1,918,443)	(1,600,815)
Amortization of deferred debt issuance costs	830,404	1,076,849
Net (increase) decrease in operating assets:
Cash, restricted	1,363,274	(14,311,405)
Interest receivable	539,319	483,583
Prepaid expenses and other assets	(75,131)	(61,386)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(6,848,750)	(2,988,655)
Interest payable	47,563	24,501
Accrued expenses and other liabilities	(272,116)	183,404
Base management fees payable	(133,576)	(64,369)
Income-based incentive fees payable	153,066	(1,321,453)

Net Cash Provided by Operating Activities	17,872,495	23,497,376

Cash Flows from Financing Activities
Payment for deferred financing costs	(258,542)	(1,266,458)
Distributions to shareholders	(14,354,192)	(19,987,326)
Proceeds from borrowing on revolving credit facility	18,532,649	34,939,022
Repayments of borrowing on revolving credit facility	(34,678,329)	(44,263,152)

Net Cash Used in Financing Activities	(30,758,414)	(30,577,914)

Net Change in Cash	(12,885,919)	(7,080,538)

Cash
Beginning of period	18,433,066	21,535,492

End of period	$5,547,147	$14,454,954

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,379,705	$3,011,406
Issuance of shares pursuant to Dividend Reinvestment Plan	78,246	115,723

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC - Revolver(3)	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	$396,040	$396,040	$396,040	0.23%
AAR Intermediate Holdings, LLC - Term A	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.94%
AAR Intermediate Holdings, LLC - Term B	Oilfield Services	3M L + 8.00% PIK	1.00%	9/30/2021	10,279,985	4,505,879	5,139,993	3.05%
American Gaming Systems Inc.(5)	Entertainment and Leisure	1M L + 8.25%	1.00%	12/21/2020	29,208,703	28,913,457	29,208,703	17.32%
Dayton Superior Corporation(6)	Construction & Building	3M L + 8.00%	1.00%	11/3/2021	9,975,000	9,696,208	9,975,000	5.92%
FPC Holdings, Inc.(5)	Trucking and Leasing	3M L + 4.00%	1.25%	11/19/2019	9,831,615	8,718,535	9,241,718	5.48%
Immucor, Inc.(5)	Healthcare- Products/Services	3M L + 3.75%	1.25%	8/17/2018	3,758,761	3,658,420	3,650,696	2.16%
Intermedia Holdings, Inc.(5)	Business Services	3M L + 5.50%	1.00%	11/30/2023	1,000,000	980,367	980,000	0.58%
Montreign Operating Company, LLC(5)	Gaming and Leisure	3M L + 8.25%	1.00%	12/7/2022	8,512,820	8,498,858	8,512,820	5.05%
PR Wireless, Inc.	Telecommunications	3M L + 9.00%	1.00%	6/27/2020	16,532,500	15,486,958	15,540,550	9.22%
Premiere Global Services, Inc.(5)(7)	Business Services	1M L + 6.50%	1.00%	12/8/2021	11,559,018	10,816,708	11,443,428	6.79%
Redbox Automated Retail, LLC(6)	Retail	1M L + 7.50%	1.00%	9/27/2021	8,750,000	8,508,034	8,662,500	5.14%
School Specialty, Inc.(6)	Business Services	1M L + 8.50%	1.00%	6/11/2019	9,335,313	9,198,614	9,335,313	5.54%
U.S. Well Services, LLC	Oilfield Services	1M L + 9.00% PIK	1.00%	1/31/2022	3,850,023	3,850,023	3,850,023	2.28%
U.S. Well Services, LLC - Revolver(3)		1M L + 7.00%	1.00%	1/31/2022	581,646	581,646	581,646	0.34%
YRC Worldwide, Inc.(5)(8)	Trucking and Leasing	1M L + 7.50%	1.00%	2/13/2019	13,974,371	13,932,329	13,834,627	8.20%

Total Senior Secured First Lien Debt Investments					142,496,290	132,692,571	135,303,552	80.24%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(8)(9)	Media	3M L + 9.00%	1.00%	8/13/2022	20,000,000	18,986,276	15,400,000	9.13%
Bird Electric Enterprises, LLC(4)	Utilities	15% PIK	—	10/9/2020	15,037,500	14,809,228	7,518,750	4.46%
Caelus Energy Alaska 03, LLC(5)	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	26,000,000	24,059,956	22,100,000	13.11%
Intermedia Holdings, Inc.(5)(6)	Business Services	3M L + 9.50%	1.00%	11/30/2024	5,000,000	4,901,592	4,900,000	2.90%
Lionbridge Technologies, Inc.(5)	Business Services	3M L + 9.75%	1.00%	2/3/2025	12,000,000	11,761,679	11,760,000	6.97%
North American Lifting Holdings, Inc.(5)	Industrial	3M L + 9.00%	1.00%	11/23/2021	16,200,000	15,497,361	10,854,000	6.44%
Premiere Global Services, Inc.(5)	Business Services	3M L + 9.50%	1.00%	6/6/2022	15,000,000	14,608,006	14,700,000	8.72%
Telecommunications Management, LLC	Cable	3M L + 8.00%	1.00%	10/30/2020	11,333,096	11,290,560	11,333,096	6.72%
TNS, Inc.(5)	Telecommunications	3M L +8.00%	1.00%	8/14/2020	15,092,924	15,095,812	15,017,459	8.90%
Trident USA Health Services, LLC(5)	Healthcare- Products/Services	3M L + 9.50%	1.25%	7/31/2020	21,878,286	21,802,341	18,596,543	11.03%

Total Senior Secured Second Lien Debt Investments					157,541,806	152,812,811	132,179,848	78.38%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(10)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			11,880	—	1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(8)	Oil and Gas		11/30/2017	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		9/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		$2,519,434	$1,221,256	$1,129,745	0.67%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,399	0.72%

Total Non-Controlled/Non-Affiliates				$303,650,467	$288,260,647	$268,692,799	159.34%

Liabilities in excess of other assets						(100,062,359)	(59.34%)
Net Assets						$168,630,440	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative—Notes Payable(11)	Diversified Financial Services			102,000,000	—	6,077,265	3.60%

Total Assets				102,000,000	—	6,077,265	3.60%

Liabilities
Total Return Swap(10)(11)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,077,265)	(3.60%)

Total Liabilities				102,000,000	—	(6,077,265)	(3.60%)

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitments.
(4)	Classified as non-accrual asset.
(5)	A portion or all is held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(6)	A portion or all is held by the Company indirectly through CM Finance SPV, LLC. and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(7)	Security, or a portion thereof, unsettled as of March 31, 2017.
(8)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.35% of total assets.
(9)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(10)	Securities are non-income producing.
(11)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L –	1 month LIBOR (0.98% as of March 31, 2017)
3M L –	3 month LIBOR (1.15% as of March 31, 2017)
PIK –	Payment-In-Kind

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

March 31, 2017

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

On February 11, 2014, the Company completed its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into the Company (the “Merger”). In connection with the Merger, the Company issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). The Company had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of the Company, as the surviving entity. Immediately after the Merger, the Company issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. The Company used all of the proceeds of the sale of shares to Stifel Venture Corp., to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

The Company consolidates the operations of its wholly owned subsidiaries, CM Finance SPV, Ltd. (“SPV”) and CM Finance SPV, LLC (“LLC”), which are special purpose vehicles used to finance certain investments.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2017, $86,362 and $2,480,311 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and nine months ended March 31, 2016, $84,284 and $887,540 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $186,567 and $186,567 during the three and nine months ended March 31, 2017, respectively. The Company earned PIK interest of $0 and $960,603 during the three and nine months ended March 31, 2016, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

d. Earnings per Share

Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2017 or June 30, 2016.

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

The embedded derivative in the Term Notes payable (defined below) from SPV to UBS, AG (“UBS”) and the Total Return Swaps (the “TRS”) referencing the terms of the Term Notes Payable are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivative referencing the Term Notes Payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivative in the Term Notes Payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2017, the Company recorded distributions of $3.4 million and $13.0 million, respectively. During the three and nine months ended March 31, 2016, the Company recorded distributions of $4.8 million and $20.2 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for any tax year since inception. Each of the tax years since inception remains subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

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

As of March 31, 2017 and June 30, 2016, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

a. Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, liquidity risk and credit risk. The Company identifies measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At March 31, 2017 and June 30, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2017 and March 31, 2016, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Investment purchases, at cost (including PIK interest)	$32,537,087	$—	$81,519,886	$50,656,305
Investment sales and repayments	12,316,579	14,337,069	93,441,845	77,280,389

The composition of the Company’s investments as of March 31, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$132,692,571	46.03%	$135,303,552	50.36%
Senior Secured Second Lien Debt Investments	152,812,811	53.01	132,179,848	49.19
Equity, Warrants and Other Investments	2,755,265	0.96	1,209,399	0.45
Embedded derivative—Notes Payable	—	—	6,077,265	2.26
Total Return Swap	—	—	(6,077,265)	(2.26)

Total	$288,260,647	100.00%	$268,692,799	100.00%

The composition of the Company’s investments as of June 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$165,360,088	53.80%	$157,088,252	57.73%
Senior Secured Second Lien Debt Investments	139,064,771	45.24	114,871,040	42.21
Equity, Warrants and Other Investments	2,940,090	0.96	154,872	0.06
Embedded derivative—Notes Payable	—	—	9,071,659	3.33
Total Return Swap	—	—	(9,071,659)	(3.33)

Total	$307,364,949	100.00%	$272,114,164	100.00%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$53,118,741	19.77%
Telecommunications	30,558,009	11.37
Entertainment and Leisure	29,208,703	10.87
Trucking and Leasing	23,076,345	8.59
Healthcare-Products/Services	22,247,239	8.28
Oil and Gas	22,100,080	8.23
Oilfield Services	16,127,516	6.00
Media	15,400,000	5.73
Cable	11,333,096	4.22
Industrial	10,854,000	4.04
Construction & Building	9,975,000	3.71
Retail	8,662,500	3.22
Gaming and Leisure	8,512,820	3.17
Utilities	7,518,750	2.80

Total	$268,692,799	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,963,600	19.46%
Telecommunications	30,027,130	11.04
Industrial	21,664,000	7.96
Automobiles and Components	21,447,155	7.88
Healthcare-Products/Services	18,815,326	6.92
Oil and Gas	16,900,001	6.21
Construction & Building	16,080,000	5.91
Media	16,000,000	5.88
Oilfield Services	14,883,128	5.47
Trucking and Leasing	13,662,660	5.02
Business Services	13,274,859	4.88
Cable	11,106,434	4.08
Information Technology	9,771,121	3.59
Services	8,000,000	2.94
Utilities	7,518,750	2.76

Total	$272,114,164	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$55,960,279	20.83%
U.S. Southwest	54,945,488	20.45
U.S. Southeast	45,334,674	16.87
U.S. Midwest	43,165,536	16.06
U.S. Mid-Atlantic	33,614,002	12.51
U.S. Northeast	20,272,820	7.55
Europe	15,400,000	5.73

Total	$268,692,799	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$71,127,499	26.14%
U.S. Southwest	70,167,462	25.79
U.S. West	33,762,017	12.41
U.S. Mid-Atlantic	33,681,856	12.38
U.S. Northeast	27,771,121	10.20
U.S. Southeast	19,604,209	7.20
Europe	16,000,000	5.88

Total	$272,114,164	100.00%

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held lower middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2017, the Company made investments in new and existing portfolio companies of approximately $58.3 million and $23.0 million, respectively, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2017, the Company made two investments of $1.0 million in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the total return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivatives in the Unaudited Consolidated Statements of Operations. On December 5, 2016, the TRS on the Revolving Notes expired.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$6,077,265	102,000,000	1
Embedded derivatives
Notes Payable	6,077,265	—	102,000,000	1

Gross fair value of derivative contracts	$6,077,265	$6,077,265
Counterparty netting	—	—

Net fair value of derivative contracts	6,077,265	6,077,265
Collateral not offset	—	—

Net amount	$6,077,265	$6,077,265

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and March 31, 2016, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments
	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Total Return Swaps	$406,068	$3,335,215	$2,994,394	$(6,901,011)
Embedded derivatives
Notes Payable	(406,068)	(3,335,215)	(2,994,394)	6,901,011

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$135,303,552	$135,303,552
Senior Secured Second Lien Debt Investments	—	—	132,179,848	132,179,848
Equity, Warrants and Other Investments	—	—	1,209,399	1,209,399

Total Investments	—	—	268,692,799	268,692,799
Derivatives
Embedded derivative
Notes Payable	—	—	6,077,265	6,077,265

Total Derivatives	—	—	6,077,265	6,077,265

Total Assets	$—	$—	$274,770,064	$274,770,064

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(6,077,265)	$(6,077,265)

Total Derivatives	—	—	(6,077,265)	(6,077,265)

Total Liabilities	$—	$—	$(6,077,265)	$(6,077,265)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	50,259,884	31,260,002	—	81,516,886
Sales	(75,286,822)	(18,000,000)	(155,023)	(93,441,845)
Amortization	1,430,405	488,038	—	1,918,443
Net realized gains (losses)	(7,849,728)	—	(1,251,058)	(9,100,786)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Transfer between asset categories	(1,221,256)	—	1,221,256	—
Net change in unrealized (depreciation) appreciation	10,882,817	3,560,768	1,239,352	15,682,937

Balance as of March 31, 2017	$135,303,552	$132,179,848	$1,209,399	$268,692,799

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2017	$3,841,268	$3,549,610	$(11,858)	$7,379,020

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Net change in unrealized (depreciation) appreciation	2,994,394	(2,994,394)	—

Balance as of March 31, 2017	$(6,077,265)	$6,077,265	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2017	$2,994,394	$(2,994,394)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2016:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2015	$165,068,123	$156,420,966	$8,280,000	$554,767	$330,323,856
Purchases (including PIK interest)	36,292,532	10,012,500	4,196,250	155,023	50,656,305
Sales	(51,487,796)	(13,282,593)	(12,510,000)	—	(77,280,389)
Amortization	818,861	563,716	218,238	—	1,600,815
Net realized gains (losses)	75,871	(8,087)	215,491	—	283,275
Net change in unrealized (depreciation) appreciation	(8,796,584)	(19,319,139)	(399,979)	(554,766)	(29,070,468)

Balance as of March 31, 2016	$141,971,007	$134,387,363	$—	$155,024	$276,513,394

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2016	$(8,697,681)	$(19,258,674)	$—	$—	$(27,956,355)

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2015	$(1,845,768)	$1,845,768	$—
Net change in unrealized (depreciation) appreciation	(6,901,011)	6,901,011	—

Balance as of March 31, 2016	$(8,746,779)	$8,746,779	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2016	$(6,901,011)	$6,901,011	$—

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

During the nine months ended March 31, 2017 and March 31, 2016, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2017 and June 30, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of	Valuation	Unobservable	Weighted
	March 31, 2017	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$122,160,036	Yield Analysis	Market Yields	9.5%	4.9% - 24.3%
Senior Secured First Lien Debt Investments	13,143,516	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	115,519,848	Yield Analysis	Market Yields	15.9%	8.6% - 36.3%
Senior Secured Second Lien Debt Investments	16,660,000	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants and Other Investments	1,209,399	EV Multiple	LTM Revenue	0.70x	0.68x - 0.70x
Total Return Swaps	(6,077,265)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives - Note Payable	6,077,265	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of	Valuation	Unobservable	Weighted
	June 30, 2016	Methodology	Input(s)	Average	Range
Senior Secured First Lien Debt Investments	$143,813,393	Yield Analysis	Market Yields	10.8%	9.5% - 31.5%
Senior Secured First Lien Debt Investments	13,274,859	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	114,871,040	Yield Analysis	Market Yields	16.1%	8.1% - 29.7%
Equity, Warrants and Other Investments	154,872	EV Multiple	LTM EBITDA	7.9x	7.5x - 7.9x
Total Return Swaps	(9,071,659)	Intrinsic Value	Intrinsic value	N/A	N/A
Embedded derivatives - Note Payable	9,071,659	Intrinsic Value	Intrinsic value	N/A	N/A

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

Borrowings under the Citi Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing are based on a borrowing base. The Citi Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The Citi Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of March 31, 2017 $14.3 million was outstanding on the Citi Revolving Financing.

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015 and February 28, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Facility”) due December 5, 2019 with UBS. The Term Facility is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company pays interest on the face amount of the Term Facility at a rate of one month LIBOR plus a spread of 2.75% per annum through December 5, 2018 (the “Financing Rate”). For the period from December 5, 2018 through December 5, 2019, the Company will pay interest on the face amount of the Term Facility at a rate of one month LIBOR plus a spread of 2.55% per annum. Prior to September 26, 2014, the Company paid interest on the Term Facility at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “Revolving Financing” and together with the Term Facility, the “UBS Financing Facility”), which expired in accordance with its terms, on December 5, 2016. From December 4, 2013 through September 25, 2014, the Revolving Financing bore an interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the Revolving Financing bore an interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. As of June 30, 2016, $30.5 million was outstanding on the Revolving Financing.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2017 and June 30, 2016, the fair value of the Notes Payable was estimated at $116.3 million and $132.5 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustees of the UBS Financing Facility and the Citi Financing Facility and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indentures. As of March 31, 2017, SPV and LLC had assets of $192.8 and $38.9 million, respectively, which included $176.4 million and $38.8 million of the Company’s portfolio investments at fair value, respectively and $1.3 million and $0.4 million of accrued interest receivable, respectively and $15.1 million and $1.2 million, respectively in cash held by the trustees of the UBS Financing Facility and the Citi Financing Facility. As of June 30, 2016, SPV had assets of $248.2 million, which included $241.8 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.5 million in cash held by the trustee of the UBS Financing Facility. For the three and nine months ended March 31, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $116.3 million and 4.87%, respectively, and $118.0 million and 3.87%, respectively. For the three and nine months ended March 31, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the UBS Financing Facility was $143.9 million and 2.92%, respectively, and $144.5 million and 2.80%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2016	September 14, 2016	September 16, 2016	October 6, 2016	$0.3516	1st 2017
November 3, 2016	December 14, 2016	December 16, 2016	January 5, 2017	$0.3516	2nd 2017
November 3, 2016	March 15, 2017	March 17, 2017	April 6, 2017	$0.2500	3rd 2017
May 2, 2017	June 14, 2017	June 16, 2017	July 6, 2017	$0.2500	4th 2017

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of March 31, 2017:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$594,059	$—	0.50	9/30/21
U.S. Well Services, LLC	339,210	—	0.00	1/31/22

Total Unfunded Commitments	$933,269	$—

As of June 30, 2016, the Company did not have any unfunded commitments.

Note 7. Agreements and Related Party Transactions

Related Party Transactions

In connection with the Offering, the Adviser, paid $3.45 million, or 50.0%, of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

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

The Adviser agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Company.

For the three and nine months ended March 31, 2017, $1,124,191 and $3,519,672 in base management fees were earned by the Adviser, of which $1,124,191 was payable at March 31, 2017. For the three and nine months ended March 31, 2016, $1,356,609 and $4,253,764 in base management fees were earned by the Adviser, of which $1,356,609 was payable at March 31, 2016.

For the three and nine months ended March 31, 2017, the Company incurred $211,572 and $1,307,087, respectively, of incentive fees related to pre-incentive fee net investment income of which $45,829 and $249,071 was waived, respectively. As of March 31, 2017, $137,373 of such incentive fees are currently payable to the Adviser and $291,233 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2016, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2016, $126,267 of such incentive fees are currently payable to the Adviser and $275,540 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

While under no obligation to do so, the Adviser voluntarily waived incentive fees of $45,829 for the three months ended March 31, 2017. Such waiver in no way implies that the Adviser will waive incentive fees in any future period.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2017 and June 30, 2016, there was no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this administration agreement, the Adviser will perform, or oversee the performance of, its required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. Under an administration agreement with the Adviser, the Adviser provides the Company with the Company’s other accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The Investment Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the administration agreement. The Company incurred costs of $136,375 and $553,327 under the administration agreement for the three and nine months ended March 31, 2017, respectively. The Company incurred costs of $287,715 and $725,846 under the administration agreement for the three and nine months ended March 31, 2016, respectively.

As of March 31, 2017 and June 30, 2016, the Company recorded $107,796 and $120,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the administration agreement.

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

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel. As of March 31, 2017, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors Fees

Each of the Company’s four independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500,

$2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and nine months ended March 31, 2017, the Company recorded directors’ fees of $99,999 and $299,998, of which none were payable at March 31, 2017. For three and nine months ended March 31, 2016, the Company recorded directors’ fees of $116,750 and $328,250, respectively, of which none were payable at March 31, 2016.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$5,988,022	$1,895,019	$18,847,077	$(13,334,155)
Weighted average shares of common stock outstanding	13,688,377	13,677,532	13,685,331	13,672,431
Basic/diluted net increase (decrease) in net assets from operations per share	$0.44	$0.14	$1.38	$(0.98)

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500

*	Special distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended March 31, 2017 and March 31, 2016:

	Nine months ended March 31,
	2017		2016
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$13,044,766	100%	$20,171,243	100%
Long-term capital gains	—	—	—	—

Total	$13,044,766	100%	$20,171,243	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2017 and March 31, 2016.

	Nine months ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,679,686	$200,482,695	13,667,267	$200,357,871
Reinvestments of shareholder distributions	8,755	78,246	11,254	115,723

Balance at end of period	13,688,441	$200,560,941	13,678,521	$200,473,594

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$11.90	$14.41

Net investment income	0.90	1.13
Net realized and unrealized gains (losses)	0.47	(2.10)

Net increase (decrease) in net assets resulting from operations	1.37	(0.97)

Capital transactions(2)
Dividends from net investment income	(0.95)	(1.16)
Distributions from net realized gains	—	(0.32)

Net decrease in net assets resulting from capital transactions	(0.95)	(1.48)

Net asset value, end of period	$12.32	$11.96
Market value per share, end of period	$10.15	$8.40

Total return based on market value(3)(4)	26.60%	(29.03)%

Shares outstanding at end of period	13,688,441	13,678,521

Ratio/Supplemental Data:
Net assets, at end of period	$168,630,440	$163,561,174
Ratio of total expenses to average net assets(5)	9.53%	9.19%
Ratio of net expenses to average net assets(5)	9.33%	9.19%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.44%	3.07%
Ratio of net investment income before fee waiver to average net assets(5)	9.71%	11.53%
Ratio of net investment income after fee waiver to average net assets(5)	9.91%	11.53%
Total Notes Payable	116,332,649	141,523,329
Asset Coverage Ratio(6)	2.45	2.16
Portfolio Turnover Rate(4)	31%	16%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)	Total returns are historical and are calculated by determining the percentage change in the market value with all dividends and distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2017 and March 31, 2016:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Loan Structuring Fee	$—	$—	$—	$—
Loan Amendment/Consent Fee	499,813	51,255	1,075,774	614,816
Royalty Income	—	—	—	—

Other Fee Income	$499,813	$51,255	$1,075,774	$614,816

Note 14. Tax Information

As of March 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$289,278,511

Gross unrealized appreciation	2,770,098
Gross unrealized depreciation	(23,355,810)

Net unrealized investment depreciation	$(20,585,712)

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

Subsequent to the nine months ended March 31, 2017 through May 5, 2017, the Company invested $15.8 million in new portfolio companies and received repayment or sales proceeds of $25.4 million.

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

Overview

CM Finance Inc (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code, (the “Code”), for U.S. federal income tax purposes.

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

We consolidate the operations of our wholly-owned subsidiaries, CM Finance SPV Ltd. (“CM SPV”) and CM Finance SPV, LLC, each a special purpose vehicle used to finance certain investments, and CM Portfolio Companies LLC, a taxable subsidiary formed to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements for a RIC under the Code.

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

As of March 31, 2017 and June 30, 2016, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2017, we had one investment on non-accrual status, which represented approximately 2.8% of our portfolio at fair value. As of June 30, 2016, we had two investments on non-accrual status, which represented approximately 6.2% of our portfolio at fair value.

Financing Facilities

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 17, 2015, July 20, 2015, August 14, 2015, and February 28, 2017, we, through CM SPV, our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Facility”) with UBS AG, London Branch (together with its affiliates, “UBS”), which expires on December 5, 2019. On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, we entered into a $50.0 million revolving financing (the “UBS Revolving Financing”), which expired on December 5, 2016 in accordance with its term. The Term Financing is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.75% per annum through December 5, 2018. For the period from December 5, 2018 through December 5, 2019, we will pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.55% per annum. As of March 31, 2017 and June 30, 2016, we had $102.0 million and $102.0 million outstanding under the Term Financing. On December 5, 2016, the UBS Revolving Facility expired in accordance with its terms.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. Borrowings under the Citi Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate is equal to the interest rate then in effect plus 2.00%. As of March 31, 2017, $14.3 million was outstanding under the Citi Revolving Financing. We refer to the Term Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2017, approximately 9.7% of our total assets were non-qualifying assets.

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

At March 31, 2017, our investment portfolio of $268.7 million (at fair value) consisted of investments in 21 portfolio companies, of which 50.4% were first lien investments and 49.2% were second lien investments and 0.4% were in equity and warrant positions. At March 31, 2017, our average and largest portfolio company investment at fair value was $12.2 million and $29.2 million, respectively.

At June 30, 2016, our investment portfolio of $272.1 million (at fair value) consisted of investments in 22 portfolio companies, of which 57.7% were first lien investments, 42.2% were second lien investments and 0.1% were in equity and warrant positions. At June 30, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $29.0 million, respectively.

As of March 31, 2017 and June 30, 2016, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.72% and 9.80%, respectively.

At March 31, 2017 and June 30, 2016, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at March 31, 2017	Percentage of Total Portfolio at June 30, 2016
Business Services	19.77%	4.88%
Entertainment and Leisure	14.04	19.46
Telecommunications	11.37	11.04
Trucking and Leasing	8.59	5.02
Healthcare-Products/Services	8.28	6.92
Oil and Gas	8.23	6.21
Oilfield Services	6.00	5.47
Media	5.73	5.88
Cable	4.22	4.08
Industrial	4.04	7.96
Construction & Building	3.71	5.91
Retail	3.22	—
Utilities	2.80	2.76
Automobiles and Components	—	7.88
Information Technology	—	3.59
Services	—	2.94

Total	100%	100%

During the three months ended March 31, 2017, we added seven new investments totaling approximately $32.2 million. Three of these investments were in new portfolio companies of which two of the investments were first lien investments and one of the investments were second lien investments and four of these investments were to existing portfolio companies.

At March 31, 2017, 100% of our debt investments bore interest with floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors). At June 30, 2016, 87.9% of our debt investments bore interest with floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 12.1% bore interest at fixed rates.

Our investment portfolio may from time to time contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2017, we had two investments with an unfunded commitment and, as of June 30, 2016, we had no investments with unfunded commitments.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of March 31, 2017			As of June 30, 2016
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$13,843,600	5.1%	1
2	215,595,989	80.3	16	205,389,359	75.5	15
3	40,438,065	15.0	4	36,019,187	13.2	3
4	5,139,993	1.9	1	—	—	—
5	7,518,752	2.8	1	16,862,018	6.2	3

Total	$268,692,799	100.0%	22	$272,114,164	100.0%	22

Results of Operations

Comparison of the three months ended March 31, 2017 and March 31, 2016

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2017 decreased to $7.1 million from $7.9 million for the three months ended March 31, 2016, primarily due to the repayment of portfolio companies with higher yields and a smaller number of portfolio companies during the quarter ended March 31, 2017.

Expenses

Total expenses net of waiver for the three months ended March 31, 2017 were $3.7 million, which was substantially unchanged in comparison to the total expenses net of waiver of $3.7 million for the three months ended March 31, 2016.

Net investment income

Net investment income decreased to $3.4 million for the three months ended March 31, 2017 from $4.3 million for the three months ended March 31, 2016, primarily due to a decrease of total investment income related to repayment of portfolio companies with higher yields during the quarter ended March 31, 2017.

Net realized gain or loss

During the three months ended March 31, 2017, we had a realized loss on investments of $1.1 million, primarily due to the restructuring of U.S. Well Services, LLC.

During the three months ended March 31, 2016, a nominal amount of realized loss of $18,649 was incurred.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $3.7 million for the three months ended March 31, 2017, primarily due to the net increase in fair value across our investments in fourteen portfolio companies.

During the three months ended March 31, 2016, we recorded a net change in unrealized depreciation of $2.4 million, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AAR Intermediate Holdings, LLC, and YRC Worldwide, Inc.

Comparison of the nine months ended March 31, 2017 and March 31, 2016

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2017 decreased to $23.8 million from $27.8 million for the nine months ended March 31, 2016, primarily due to the repayment of portfolio companies with higher yields and a smaller number of portfolio companies during the period.

Expenses

Total expenses net of waiver for the nine months ended March 31, 2017 decreased to $11.6 million compared to $12.3 million for the nine months ended March 31, 2016, due primarily to a decrease in the base management fee paid, which was offset by an increase in interest expense during the period.

Net investment income

Net investment income decreased to $12.3 million for the nine months ended March 31, 2017 from $15.5 million for the nine months ended March 31, 2016, primarily due to a decrease in investment income as a result of repayment of portfolio companies with higher yields and a smaller number of portfolio companies during the period.

Net realized gain or loss

During the nine months ended March 31, 2017, we had a realized loss on investments of $9.1 million, primarily due to the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings, LLC.

During the nine months ended March 31, 2016, we had a realized gain of $0.3 million, primarily due to the gain on sale of a portion of Nexeo Solutions Holdings LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $15.7 million for the nine months ended March 31, 2017, primarily due to an increase in the fair value of 11 portfolio companies, which was offset by a decrease in the fair value of three portfolio companies during the period.

During the nine months ended March 31, 2016, we recorded a net change in unrealized depreciation of $29.1 million, primarily due to a decline in fair value of our investments in Bird Electric Enterprises, LLC, AP NMT Acquisitions, AAR Intermediate Holdings, LLC, Caelus Energy Alaska 03 LLC, North American Lifting Holdings, Inc, AM General, LLC, Trident USA Health Services, LLC and YRC Worldwide, Inc.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2017, our unrestricted cash balance decreased by $3.1 million. During that period, we generated $17.9 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $93.4 million, offset by origination and purchase of investments of $81.3 million in portfolio companies. During the same period, we used $30.8 million towards financing activities, consisting primarily of distributions to our stockholders, repayments of borrowings under the UBS Revolving Financing which expired on December 5, 2016 in accordance with its terms which was offset with borrowings under the Citi Revolving Financing.

Capital Resources

As of March 31, 2017, we had $5.5 million of cash as well as $16.7 million in restricted cash and $35.7 million of capacity under the Citi Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Citi Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

The Adviser agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of our common stock in the initial public offering of $15.00, and (ii) all or portions of the incentive fee for 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the our common stock in the initial public offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Adviser.

For the three months and nine months ended March 31, 2017 and March 31, 2016, $1,124,191 and $3,519,672 in base management fees were earned by the Adviser, respectively, of which $1,124,191 was payable at March 31, 2017. For the three and nine months ended March 31, 2016, $1,356,609 and $4,253,764 in base management fees were earned by the Adviser, respectively, of which $1,356,609 was payable at March 31, 2016.

For the three and nine months ended March 31, 2017, we incurred $211,572 and $1,307,087, respectively, of incentive fees related to pre-incentive fee net investment income of which $45,829 and $249,071 were waived, respectively. As of March 31, 2017, $428,606 of previous incentive fees are currently payable to the Adviser which consist of $291,233 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months and nine ended March 31, 2016, the Company incurred $0 and $1,229,032, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2016, $126,267 of such incentive fees are currently payable to the Adviser and $275,540 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

While under no obligation to do so, the Adviser voluntarily waived incentive fees of $45,829 for the three months ended March 31, 2017. Such waiver in no way implies that the Adviser will waive incentive fees in any future period.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of March 31, 2017, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement. As of March 31, 2016, there was no realized gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017 and June 30, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2017, 100% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2017, a 1.00% increase in interest rates would increase our net interest income by approximately 9.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.9%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2017, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, except as described below.

Our investments in the business services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the business services industry represent approximately 19.77% of our total portfolio as of March 31, 2017. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Fourth Amended and Restated Indenture, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(2)

10.2	Fourth Amendment Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(2)

10.3	Second Amended Total Return Swap Confirmation Letter Agreement, dated as of February 28, 2017, between UBS AG and CM Finance Inc(2)

10.4	Amended and Restated Collateral Management Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and CM Investment Partners LLC(2)

11.1	Computation of Per Share Earnings (included in “Note 9. Earnings Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 1, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2017

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer