Form 10-K
period 2017-06-30
CM Finance Inc
filed 2017-09-06
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Smaller reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $127.2 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,689,723 shares of the Registrant’s common stock outstanding as of September 5, 2017.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CM FINANCE INC

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2017

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

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Michael C. Mauer and Christopher E. Jansen, who together have over 40 years of experience in the leveraged debt markets. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing in debt and related equity of privately held middle-market companies.

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

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary; entered into a $102.0 million term securitized financing facility (the “Term Financing”) due December 5, 2019 with UBS AG, London Branch (together with its affiliates, “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.75% per annum through December 5, 2018. For the period from December 6, 2018 through December 5, 2019, we will pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.55% per annum. As of June 30, 2017 and June 30, 2016, we had $102.0 million and $102.0 million outstanding under the Term Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. Borrowings under the Citi Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate is equal to the interest rate then in effect plus 2.00%. As of June 30, 2017, $0 million was outstanding under the Citi Revolving Financing. We refer to the Term Financing and the Citi Revolving Financing together as the “Financing Facilities.”

Portfolio Composition

As of June 30, 2017, our portfolio consisted of debt and equity investments in 23 portfolio companies with a fair value of $254.7 million. As of June 30, 2017, our portfolio consisted of 49.9% first lien investments, 49.7% second lien investments and 0.4% equity and warrant positions. At June 30, 2017, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 9.73%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), as of June 30, 2017 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2017 was as follows:

Percentage of Total Portfolio at June 30, 2017
Business Services	16.71%
Entertainment and Leisure	14.98
Telecommunications	12.00
Healthcare-Products/Services	11.17
Trucking and Leasing	9.02
Oil and Gas	8.67
Oilfield Services	6.90
Media	6.04
Metals and Mining	4.34
Construction & Building	3.91
Utilities	2.95
Retail	2.92
Consumer Products	0.39
Total	100.00%

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

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by five additional investment professionals who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, and boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment requires the unanimous approval of the Adviser’s investment committee. Every follow-on investment decision in an existing portfolio company and any investment dispositions require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee consists of Messrs. Mauer and Jansen and Michael Nitka, a senior member of the Investment Team.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the Investment Advisory Agreement, we pay the Adviser an Incentive Fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0% as well as 20.0% of net capital gains. From February 11, 2014 (the completion of our initial public offering) to December 31, 2014, the Adviser agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, to the extent required in order for the Company to earn a quarterly net investment income to support a minimum dividend payment on shares of common stock outstanding on the relevant dividend payment dates of 9.0% (to be paid on a quarterly basis). For the periods from January 1, 2015 to December 31, 2015 and from January 1, 2016 to December 31, 2016, the Adviser agreed to waive its incentive fees, without recourse against or reimbursement by us, to the extent required in order for the Company to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis).

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

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•	Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the recent economic downturn. We believe that, as a result of that downturn:

•	many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market businesses;

•	recent regulatory changes, including the introduction of international capital and liquidity requirements for banks under the 2012 Basel III Accords, or Basel III, have decreased their capacity to hold non-investment grade leveraged loans, causing banks to curtail lending to middle-market companies;

•	hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments; and

•	consolidation of regional banks into money center banks has reduced their focus on middle-market lending.

As a result, we believe that less competition facilitates higher quality deal flow and allows for greater selectivity throughout the investment process.

•	Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $738 billion of uncalled capital as of December 31, 2016. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

•	Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

•	Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•	Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen who each has over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by five additional investment professionals who together with Messrs. Mauer and Jansen make up the Adviser’s Investment Team and have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

•	Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, and boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities in our target market. In addition, pursuant to the terms of our relationship with Stifel Venture Corp. (“Stifel”) and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy.

•	Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable us to take advantage of attractive investments in recently restructured companies. Furthermore, with the capital raised in our initial public offering, we believe we are in a better position to leverage the existing knowledge and relationships that the Investment Team has developed to lead investments that meet our investment criteria. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

•	Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires the unanimous approval of the Adviser’s investment committee, consisting of Messrs. Mauer, Jansen and Nitka. Every follow-on investment decision in an existing portfolio company and any investment disposition requires approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

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

Our primary investment objective is to maximize current income and capital appreciation by investing directly in privately held middle-market companies. The Adviser pursues investments for us with favorable risk-adjusted returns, including debt investments that offer cash origination fees and lower leverage levels. The Adviser seeks to structure our debt investments with strong protections, including default penalties, information rights, and affirmative and negative financial covenants, such as lien protection and restrictions concerning change of control. We believe these protections, coupled with the other features of our investments, allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns, although there can be no assurance that we are always able to structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2017			As of June 30, 2016
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$13,843,600	5.1%	1
2	212,729,243	83.5	18	205,389,359	75.5	15
3	27,899,860	10.9	3	36,019,187	13.2	3
4	6,759,238	2.7	1	—	—	—
5	7,518,830	2.9	2	16,862,018	6.2	3

Total	$254,907,171	100.0%	24	$272,114,164	100%	22

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

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers are all employees of the Adviser and our allocable portion of the cost of Rocco DelGuercio, as our Chief Financial Officer and Chief Compliance Officer, and his staff, is paid by us pursuant to the

Administration Agreement with the Adviser. The Adviser also has a strategic relationship with Cyrus Capital in which the Adviser can utilize the expertise of Cyrus Capital’s investment, accounting and back office professionals on an as needed basis pursuant to a personnel sharing arrangement.

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

For the periods January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, the Adviser agreed to waive its incentive fees, without recourse against or reimbursement by us, to the extent required in order for us to earn a quarterly net investment income to support minimum dividend payments on shares of common stock outstanding on the relevant dividend payment dates of 9.25% and 9.375%, respectively (to be paid on a quarterly basis). The annual dividend yield will be based on our initial public offering price per share. Net investment income is defined as GAAP net income before net realized and unrealized gains (losses).

While under no obligation to do so, the Adviser voluntarily waived incentive fees of $239,944 for the six months ended June 30, 2017. Such waived incentive fees are not subject to recourse against or recoupment by us. Such waiver in no way implies that the Adviser will waive incentive fees in any future period.

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

Year 3: FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million

Year 4: FMV of Investment B determined to be $6.0 million

Year 5: Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: Capital gains incentive fee of $0.4 million—20.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)

Year 3: $0.25 million capital gains incentive fee (1)—$0.65 million (20.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2

Year 4: $0.05 million capital gains incentive fee—$0.7 million ($3.50 million cumulative realized capital gains multiplied by 20.0%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3

Year 5: None—$0.45 million (20.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4 (2)

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

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement at its first meeting, held on October 8, 2013, which became effective in February 2014. At a meeting of our board of directors held in November 2016, our board of directors, including a majority of the independent directors, approved the annual continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) any existing and potential sources of indirect income to our Adviser from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (e) the organizational capability and financial condition of our Adviser; and (f) various other factors.

In voting to approve the Investment Advisory Agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company, made the following conclusions:

•	Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the advisory and other services to be provided by the Adviser, including the investment performance of the Investment Team. Our board of directors also considered the investment selection process expected to be employed by the Adviser, including the flow of transaction opportunities resulting from the Investment Team’s significant experience in structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies; the employment of the Adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered the Adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our board of directors considered the other terms and conditions of the Investment Advisory Agreement. Our board of directors determined that the substantive terms of the Investment Advisory Agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders.

•	Projected Costs of the Services Provided to the Company. Our board of directors considered (i) comparative data based on publicly available information with respect to services rendered and the advisory fees (including the base management fee and incentive fees) of other externally managed BDCs that invest in similar securities, our total expenses, and expense ratios compared to other BDCs of similar size and with similar investment objectives, (ii) the administrative services that the Adviser will provide to us at cost pursuant to the Administration Agreement, and (iii) potential fee waivers by the Adviser. Based upon its review, our board of directors determined that the fees to be paid under the Investment Advisory Agreement are reasonable in relation to the services expected to be provided by the Adviser.

•	Projected Profitability of the Adviser. Our board of directors considered information about the Adviser, including the anticipated costs of the services to be provided by the Adviser and the anticipated profits to be realized by the Adviser, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs.

•	Economies of Scale. Our board of directors considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of the our stockholders.

•	Limited Potential for Additional Benefits Derived by the Adviser. Our board of directors considered existing and potential sources of indirect income the Adviser receive as a result of the relationship with us, and whether there would be potential for additional benefits to be derived by the Adviser as a result of our relationship with the Adviser, and was advised any such potential would be limited.

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

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders. Our board of directors will next consider the Investment Advisory Agreement at a meeting in November 2017.

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

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by the Adviser or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with investment funds, accounts or investment vehicles managed by the Adviser when each of us and such investment fund, account or investment vehicle will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for an investment fund, account or investment vehicle managed by the Adviser to invest in different securities of the same issuer, the Adviser will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Adviser has previously invested.

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

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for emerging growth companies, including, among other things, removing the requirement that emerging growth companies comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting. Section 107(b) of the JOBS Act also permits an emerging growth companies to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering in February 2014, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

The new Trump Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. According to publicly released statements, a top legislative priority of the Trump Administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and we cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. If implemented, some policies adopted by the new administration may benefit us while others may negatively affect us. Until we know what changes are going to be enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The 2016 decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability of and the ability of our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential decline in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

In addition, as a result of the relationship with Cyrus Capital and the Cyrus Funds, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. We believe we may co-invest with the Cyrus Funds upon approval of a majority of our directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with affiliates of Cyrus Capital, including the Cyrus Funds. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with affiliates of Cyrus Capital, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, the Cyrus Funds may, through such co-investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its economic interest in the Adviser.

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

We have entered into a License Agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “CM Finance.” See “Business—Management Agreements—License Agreement.” In addition, we have entered into an Administration Agreement with the Adviser pursuant to which we are required to pay to the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under such Administration Agreement, such as rent, equipment and our allocable portion of the cost of our Chief Financial Officer and our Chief Compliance Officer and his respective staff’s compensation and compensation-related expenses. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “CM Finance” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “CM Finance” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business—Taxation as a Regulated Investment Company.”

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

To the extent, any distributions by us are funded through waivers of the incentive fee portion of our investment advisory fees such distributions will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. Any such waivers in no way imply that the Adviser will waive incentive fees in any future period. There can be no assurance that we will achieve the performance necessary or that the Adviser will waive all or any portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail maintain our qualification as a RIC and thus be subject to corporate-level U.S. federal income tax. See “Business—Taxation as a Regulated Investment Company.”

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. At a meeting initially convened on November 3, 2016 and reconvened on November 9, 2016 and December 15, 2016, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2016 Annual Meeting of Stockholders and the date of the Company’s 2017 Annual Meeting of Stockholders, which we expect to be held in November 2017. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution. In addition, neither Stifel nor the Cyrus Funds are subject to these restrictions and may sell their respective shares of our common stock at a per share price that is below net asset value per share, which may negatively affect the prevailing market prices for our common stock and our ability to raise additional capital.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2017, substantially all of our assets were pledged as collateral under the Financing Facilities. In addition, under the terms of the Financing Facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

We may default under the Financing Facilities or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under the Financing Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Financing Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Financing Facilities or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in the Financing Facilities or any other future borrowing facility may limit our discretion in operating our business.

The Financing Facilities are, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under the Financing Facilities or any other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Financing Facilities or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Financing Facilities or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

In addition, under the Financing Facilities or any future borrowing facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Financing Facilities or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Financing Facilities or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

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

The effect of global climate change may impact the operations of our portfolio companies.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, which was in February 2014 (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The current state of the economy and financial markets of the United States, China and other several countries in the European Union increases the likelihood of adverse effects on our financial position and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued selloff of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. In June 2016, British voters passed a referendum to exit the European Union leading to heightened volatility in global markets and foreign currencies. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve raised the Federal Funds Rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Credit risk is the potential loss we may incur from a failure of a company to make payments according to the terms of a contract. We are subject to credit risk because of our strategy of investing in the debt of leveraged companies and our involvement in derivative instruments. Our exposure to credit risk on our investments is limited to the fair value of the investments. Our derivative contracts are executed pursuant to an International Swaps and Derivatives Association master agreement that we currently have in place with UBS with respect to the Financing Facilities. Any material exposure due to counter-party risk under the Financing Facilities could have a material adverse effect on our operating results.

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

As of June 30, 2017, our investments in the business services industry represented approximately 16.7% of the fair value of our portfolio, our investments in the entertainment and leisure industry represented approximately 15.0% of the fair value of our portfolio, and our investments in the telecommunications industry represented approximately 12.8% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the business services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the business services industry represent approximately 16.7% of our total portfolio as of June 30, 2017. Our investments in portfolio companies in the business services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the entertainment and leisure industry face considerable uncertainties including significant technological developments.

Our investments in portfolio companies that operate in the entertainment and leisure industry represent approximately 15.0% of our total portfolio as of June 30, 2017. Portfolio companies in the entertainment sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Portfolio companies in the entertainment and leisure industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If a portfolio company is unable to participate in new product or distribution technologies, its results of operations may suffer. Adverse economic, business, or regulatory developments affecting the entertainment sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the oil and gas industry face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the oil and gas and oilfield industries represent approximately 15.6% of our total portfolio as of June 30, 2017. The revenues, income (or losses) and valuations of oil and gas companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

Depletion and Exploration Risk. Oil and gas companies’ commodities naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of reserves may not be accurate and, even if accurate; reserves may not be produced profitably. In addition, exploration of energy resources, especially of oil and natural gas, is inherently risky and requires large amounts of capital.

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

Our investments in portfolio companies that operate in the telecommunications industry represent approximately 12.0% of our total portfolio as of June 30, 2017. Portfolio companies in the telecommunications sector are subject to many risks, including the negative impact of regulation, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Adverse economic, business, or regulatory developments affecting the telecommunications sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of the LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the administration of LIBOR is now the responsibility of NYSE Euronext Rates Administration Limited.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. At a meeting initially convened on November 3, 2016 and reconvened on November 9, 2016 and December 15, 2016, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2016 Annual Meeting of Stockholders and the date of the Company’s 2017 Annual Meeting of Stockholders, which we expect to be held in November 2017. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “—Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permit us to issue shares of our common stock below net asset value.

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

To the extent, any distributions by us are funded through waivers of the incentive fee portion of our investment advisory fees such distributions will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. Any such waivers in no way imply that the Adviser will waive incentive fees in any future period. There can be no assurance that we will achieve the performance necessary or that the Adviser will waive all or any portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, at a meeting initially convened on November 3, 2016 and reconvened on November 9, 2016 and December 15, 2016, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2016 Annual Meeting of Stockholders and the date of the Company’s 2017 Annual Meeting of Stockholders, which we expect to be held in November 2017. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

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

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. The examples assume that Company XYZ has 13,500,000 common shares outstanding, $300,000,000 in total assets and $100,000,000 in total liabilities. The current net asset value and net asset value per share are thus $200,000,000 and $14.81. The table illustrates the dilutive effect on nonparticipating Stockholder A of (1) an offering of 1,350,000 shares (10% of the outstanding shares) at $13.33 per share after offering expenses and commissions (a 10% discount from net asset value).

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	13,500,000	14,850,000		10.00%
NAV per share	$14.81	$14.68		(0.91)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	135,000	135,000	(1)	0.00%
Percentage Held by Stockholder A	1.00%	0.91%		(9.09)%
Total Interest of Stockholder A in NAV	$2,000,000	$1,981,818		(0.91)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	increases in the interest rates we pay;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Adviser’s key personnel;

•	change in the Adviser’s relationship with Cyrus Capital under the Services Agreement;

•	change in the Adviser’s relationship with Stifel under the Stifel arrangement;

•	sales of our shares by the Cyrus Funds;

•	sales of our shares by Stifel;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Stifel owns approximately 16% of our total outstanding common stock, and the Cyrus Funds own, in the aggregate, approximately 28% of our total outstanding common stock. The shares held by Stifel and the Cyrus Funds are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Stifel and the Cyrus Funds to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate. Our principal executive offices are currently located at 601 Lexington Avenue 26th Floor, New York, New York 10022. All locations are provided to us by the Adviser pursuant to the Administration Agreement and indirectly by Cyrus Capital through the Services Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CMFN.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each fiscal quarter since our initial public offering on February 5, 2014:

	Price Range
Fiscal Year Ended	High	Low
June 30, 2018
First quarter (through September 5, 2017)	$10.30	$9.85
June 30, 2017
Fourth quarter	10.80	9.95
Third quarter	10.50	9.20
Second quarter	10.25	8.65
First quarter	10.31	8.85
June 30, 2016
Fourth quarter	9.66	7.87
Third quarter	10.44	6.92
Second quarter	12.01	10.02
First quarter	13.74	10.05
June 30, 2015
Fourth quarter	14.25	13.24
Third quarter	14.00	11.00
Second quarter	13.64	10.03
First quarter	14.82	13.02
June 30, 2014
Fourth quarter	15.45	12.86
Third quarter (from February 6, 2014)(4)	16.09	15.02

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 5, 2017 was $9.95 per share. As of September 5, 2017, we had 27 stockholders of record.

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

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in February 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount Per Share
June 30, 2018
First Quarter	August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
June 30, 2017
Fourth Quarter	May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
Third Quarter	November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
Second Quarter	November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
First Quarter	August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
June 30, 2016
Fourth Quarter	April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
Third Quarter	February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
Second Quarter	November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
First Quarter	June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
	June 10, 2015	September 15, 2015	September 1, 2015	$0.4300
June 30, 2015
Fourth Quarter	May 6, 2015	June 18, 2015	July 5, 2015	$0.3469
Third Quarter	January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
Second Quarter	November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
First Quarter	September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
June 30, 2014
Fourth Quarter	May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
Third Quarter	March 14, 2014	March 24, 2014	March 31, 2014	$0.1812

Total				$5.1677

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the Russell 2000 Financial Services Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Alcentra Capital Corp, Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corp, THL Credit, Inc., and WhiteHorse Finance Inc, for the period from February 6, 2014 (initial public offering) through June 30, 2017. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The Wells Fargo BDC Index replaces the Russell 2000 Financial Services Index, which was used to represent the small-cap segment of the U.S. equities universe in our 2016 annual report. We believe that the Wells Fargo BDC Index, which measures the performance of a broad group of BDCs, is a more appropriate comparative market index because it better reflects the price volatility that BDCs experience. However, the following stock performance graph compares our cumulative total return with that of both the newly selected indices and the indices used in our 2016 annual report.

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

The following selected financial data for the years ended June 30, 2017, June 30, 2016, June 30, 2015, June 30, 2014 and June 30, 2013, is derived from our financial statements which have been audited by Ernst and Young, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the year ended June 30, 2017	For the year ended June 30, 2016	For the year ended June 30, 2015	For the year ended June 30, 2014	For the year ended June 30, 2013
Total investment income	$31,012,197	$35,579,922	$36,917,105	$21,134,061	$6,772,816
Total expenses, net of fee waiver	$15,313,613	$15,725,966	$16,699,402	$5,135,934	$630,686
Net investment income	$15,698,584	$19,853,956	$20,217,703	$15,998,127	$6,142,130
Net increase (decrease) in net assets resulting from operations	$23,579,465	$(9,344,770)	$15,433,288	$16,176,034	$7,996,171

Per Share Data (1):
Net asset value	$12.41	$11.90	$14.41	$14.65	N.A.
Net investment income	$1.15	$1.45	$1.48	$0.47	N.A.
Net increase (decrease) in net assets resulting from operations	$1.72	$(0.68)	$1.13	$0.51	N.A.
Distributions declared	$1.20	$1.83	$1.37	$0.52	N.A.

Balance Sheet Data:
Investments at fair value	$254,907,171	$272,114,164	$330,323,856	$273,710,465	$119,209,284
Cash and cash equivalents	$10,646,697	$18,433,066	$21,535,492	$24,698,073	$—
Total assets	$296,033,878	$321,471,906	$362,789,876	$308,759,998	$186,938,136
Total liabilities	$126,085,766	$158,722,023	$165,839,027	$108,543,177	$99,687,499
Total net assets	$169,948,112	$162,749,883	$196,950,849	$200,216,821	$87,250,637

Other Data:
Number of portfolio companies at period end	23	22	26	24	11
Weighted average yield on debt investments (at cost) at period end	9.73%	9.80%	10.91%	10.82%	10.72%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

Upon our election to be regulated as a BDC on February 5, 2014, we entered into the Investment Advisory Agreement and the Administration Agreement with the Adviser as our investment adviser and administrator, respectively.

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

As of June 30, 2017 and June 30, 2016 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2017, we had one investment on non-accrual status, which represented approximately 3.0% of our portfolio at fair value. As of June 30, 2016, we had two investments on non-accrual status, which represented approximately 6.20% of our portfolio at fair value.

Financing Facilities

We have, through CM SPV, our wholly owned subsidiary, entered into a $102.0 million Term Financing due December 5, 2019 with UBS. The Term Financing is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.75% per annum through December 5, 2018. For the period from December 5, 2018 through December 5, 2019, we will pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.55% per annum. As of June 30, 2017 and June 30, 2016, we had $102.0 million and $102.0 million outstanding under the Term Financing. On December 5, 2016, the Term Financing expired in accordance with its terms.

On November 9, 2016, we entered into a $50 million Citi Revolving Financing with Citibank, which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. Borrowings under the Citi Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate is equal to the interest rate then in effect plus 2.00%. As of June 30, 2017, there was no outstanding balance under the Citi Revolving Financing. We refer to the Term Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2017, approximately 9.89% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Investment Advisory Agreement, and administration fees and our allocable portion of overhead under the Administration Agreement. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization, the formation transactions and our initial public offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm(s));

•	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, equipment and the allocable portion of the cost of our chief compliance officer, chief financial officer and his respective staff’s compensation and compensation-related expenses);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act, and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Adviser in connection with administering our business.

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds, mezzanine loans and in the equity of portfolio companies through warrants and other instruments.

At June 30, 2017, our investment portfolio of $254.9 million (at fair value) consisted of investments in 23 portfolio companies, of which 49.9% were first lien investments, 49.7% were second lien investments, and 0.4% were in equity investments. At June 30, 2017, our average and largest portfolio company investment at fair value was $11.1 million and $25.9 million, respectively.

At June 30, 2016, our investment portfolio of $272.1 million (at fair value) consisted of investments in 22 portfolio companies, of which 57.7% were first lien investments, 42.2% were second lien investments and 0.1% were in equity and warrant positions. At June 30, 2016, our average and largest portfolio company investment at fair value was $12.4 million and $29.0 million, respectively.

As of June 30, 2017 and June 30, 2016, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.73% and 9.80%, respectively.

At June 30, 2017 and June 30, 2016, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at June 30, 2017	Percentage of Total Portfolio at June 30, 2016
Business Services	16.71%	4.88%
Entertainment and Leisure	14.98	19.46
Telecommunications	12.00	11.04
Healthcare-Products/Services	11.17	6.92
Trucking and Leasing	9.02	5.02
Oil and Gas	8.67	6.21
Oilfield Services	6.90	5.47
Media	6.04	5.88
Metals and Mining	4.34	—
Construction & Building	3.91	5.91
Utilities	2.95	2.76
Retail	2.92	—
Consumer Products	0.39	—
Cable	—	4.08
Industrial	—	7.96
Automobiles and Components	—	7.88
Information Technology	—	3.59
Services	—	2.94

Total	100.00%	100.00%

During the twelve months ended June 30, 2017, we added 28 new investments, totaling approximately $134.3 million. 15 of these investments were in new portfolio companies and 13 were existing portfolio companies. Of these new investments, 63.3% consisted of first lien investments, 36.7% second lien investments, 0% unsecured investments and 0% in equity, warrants, and other investment.

During the twelve months ended June 30, 2016, we added nine new investments, totaling approximately $64.8 million. Six of these investments were in new portfolio companies. Of these new investments, 77.9% consisted of first lien investments, 15.4% second lien investments, 6.5% unsecured investments and 0.2% in warrants.

At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.3% bore interest at fixed rates. At June 30, 2016, 87.9% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 11.6% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2017, we had two such investments with aggregate unfunded commitments of $1,205,421. As of June 30, 2016, we had no investments with unfunded commitments.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2017			As of June 30, 2016
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$13,843,600	5.1%	1
2	212,729,243	83.5	18	205,389,359	75.5	15
3	27,899,860	10.9	3	36,019,187	13.2	3
4	6,759,238	2.7	1	—	—	—
5	7,518,830	2.9	2	16,862,018	6.2	3

Total	$254,907,171	100.0%	24	$272,114,164	100.0%	22

Results of Operations

Comparison of the twelve months ended June 30, 2017 and June 30, 2016

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the twelve months ended June 30, 2017 decreased to $31.0 million from $35.6 million for the twelve months ended June 30, 2016, primarily due to the repayment of portfolio companies with higher yields and a higher percentage of uninvested cash during the quarter ended June 30, 2017.

Expenses

Total expenses (including waiver, if applicable) for the twelve months ended June 30, 2017 decreased to $15.3 million from $15.7 million for the twelve months ended June 30, 2016, due primarily to an increase in our income-based incentive fee waiver.

Net investment income

Net investment income decreased to $15.7 million for the twelve months ended June 30, 2017 from $19.9 million for the twelve months ended June 30, 2016, primarily due to a decrease in investment income primarily due to one investment being on non-accrual and the repayment of portfolio companies with higher yields replaced by lower yielding portfolio companies.

Net realized gain or loss

The net realized loss on investments totaled $11.8 million for the twelve months ended June 30, 2017, primarily due to the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings LLC during the period.

The net realized gain on investments totaled $0.3 million for the twelve months ended June 30, 2016, primarily due to on sales activity during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $19.7 million for the twelve months ended June 30, 2017, primarily due to an increase in fair value of our investments in Caelus Energey Alaska 03, LLC and PR Wireless, Inc., the realization of North American Lifting Holdings, Inc. and the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings LLC during the period.

We recorded a net change in unrealized depreciation of $29.5 million for the twelve months ended June 30, 2016, primarily due to decline in fair value of our investments in Bird Electric Enterprises, LLC, AAR Intermediate Holdings, LLC, and YRC Worldwide, Inc.

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

Liquidity and capital resources

Cash flows

For the twelve months ended June 30, 2017, our cash balance decreased by $7.9 million. During that period, we generated $40.7 million in cash from operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $162.6 million, offset by investments of $134.2 million in portfolio companies. During the same period, we used $48.5 million towards financing activities, consisting primarily of distributions to our stockholders and repayments to the Revolving Financing.

Capital Resources

As of June 30, 2017, we had $10.6 million of cash as well as $22.6 million in restricted cash and $50.0 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Financing Facilities. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, we have agreed to pay to the Adviser a base management fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with ourfinancing”, and an incentive fee consisting of two parts.

The first part of the incentive fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the Investment Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee.

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

For the twelve months ended June 30, 2017 and June 30, 2016, $4,652,064 and $5,511,532 in base management fees were earned by the Adviser, respectively, of which $1,132,391 and $1,257,768 were payable at June 30, 2017 and June 30, 2016, respectively.

For the twelve months ended June 30, 2017, we incurred $1,289,927 of incentive fees related to pre-incentive fee net investment income, of which $249,071 was voluntarily waived by the Adviser. As of June 30, 2017, $43,010 of such incentive fees are currently payable to the Adviser and $231,063 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2016, we incurred $1,229,031 of incentive fees related to pre-incentive fee net investment income, of which $0 was voluntarily waived by the Adviser. As of June 30, 2016, $275,540 of such incentive fees are currently payable to the Adviser of which $267,873 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The realized gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2017, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement. As of June 30, 2016, there was no realized gains incentive fee payable to the Adviser under the Investment Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017, we did not have any off-balance sheet arrangements. As of June 30, 2016, we did not have any off-balance sheet arrangements.

Recent Developments

Subsequent to the twelve months ended June 30, 2017 through September 5, 2017, the Company invested $17.5 million in one new portfolio company and received repayment or sales proceeds of $14.8 million.

Our investment in Bird Electric Enterprises, LLC was restructured on September 1, 2017 and resulted with the elimination of $15 million of principal and replaced with 10 Class C Units. The Class C Units are a non-voting class of preferred equity with a $10mm liquidation preference that accretes at a 10% rate until such time as certain EBITDA targets are met, after which the units are paid a 10% cash dividend.

On August 24, 2017, our board of directors declared a distribution for the quarter ended September 30, 2017 of $0.25 per share payable on October 5, 2017 to shareholders of record as of September 8, 2017.

On August 31, 2017, we entered into a custody agreement (the “Custody Agreement”) with U.S. Bank National Association (“US Bank”), pursuant to which US Bank was appointed as our custodian to hold securities, loans, cash, and other assets on our behalf. Either party may terminate the Custody Agreement at any time upon sixty (60) days’ prior written notice.

Concurrently with our entry in the custody agreement with US Bank described above, we terminated our existing custody agreement with State Street Bank and Trust Company. We were not required to pay any fee in connection with such termination.

On August 24, 2017, we informed Ernst & Young LLP (“EY”) of its dismissal as our independent registered public accounting firm, effective upon completion of the audit of our financial statements as of and for the year ending June 30, 2017. The decision was approved by the Audit Committee of the Board. In connection therewith, the Audit Committee of the Board appointed RSM US LLP (“RSM”) as our independent registered public accounting firm for the fiscal year ending June 30, 2018. The appointment of RSM is subject to their normal client acceptance procedures. Please refer to our periodic report on Form 8-K filed on August 29, 2017 for additional details.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2017, a 1.00% increase in interest rates would increase our net interest income by approximately 7.3% and a 2.00% increase in interest rates would increase our net interest income by approximately 14.7%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

The Board of Directors and Shareholders of

CM Finance Inc

We have audited the accompanying consolidated statements of assets and liabilities of CM Finance Inc and subsidiaries (the “Company”), including the consolidated schedules of investments as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of June 30, 2017 and 2016, by correspondence with the custodians or the agents of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the CM Finance Inc and subsidiaries at June 30, 2017 and 2016, and the consolidated results of their operations, changes in their net assets and their cash flows for each of the years in the three year period ended June 30, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

September 6, 2017

New York, NY

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2017	June 30, 2016
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $270,467,740 and $307,364,949, respectively)	$254,907,171	$272,114,164
Derivatives, at fair value (cost $0 and $0, respectively)	5,830,501	9,071,659
Cash	10,646,697	18,433,066
Cash, restricted	22,616,177	18,023,466
Interest receivable	1,627,774	1,897,710
Deferred offering costs	186,513	186,513
Prepaid expenses and other assets	219,045	234,837

Total Assets	$296,033,878	$319,961,415

Liabilities
Notes Payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	—	30,478,329
Deferred debt issuance costs	(578,074)	(1,510,491)

Notes Payable, net	101,421,926	130,967,838
Base management fees payable	1,132,391	1,257,768
Income-based incentive fees payable	274,073	275,540
Payable for investments purchased	12,490,000	8,828,750
Derivatives, at fair value (cost $0 and $0, respectively)	5,830,501	9,071,659
Dividend payable	3,422,307	4,809,778
Deferred financing costs payable	620,500	879,042
Interest payable	205,027	175,792
Directors’ fees payable	100,000	—
Accrued expenses and other liabilities	589,041	945,365

Total Liabilities	126,085,766	157,211,532

Commitments and Contingencies (Note 6)

Net Assets
Common Stock, par value $0.001 per share (100,000,000 shares authorized, 13,689,221 and 13,679,686 shares issued and outstanding, respectively)	13,689	13,680
Additional paid-in capital	199,066,123	199,722,997
Accumulated net realized loss	(11,231,827)	—
Distributions in excess of net investment income	(2,339,304)	(1,736,009)
Net unrealized depreciation on investments	(15,560,569)	(35,250,785)

Total Net Assets	169,948,112	162,749,883

Total Liabilities and Net Assets	$296,033,878	$319,961,415

Net Asset Value Per Share	$12.41	$11.90

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations

	For the twelve months ended June 30,
	2017	2016	2015
Investment Income:
Interest income	$29,476,315	$33,683,108	$35,165,863
Payment in-kind interest income	423,632	960,603	1,121,036
Other fee income	1,112,250	936,211	630,206

Total investment income	31,012,197	35,579,922	36,917,105

Expenses:
Base management fees	4,652,064	5,511,532	5,169,039
Income-based incentive fees	1,289,927	1,229,031	4,711,675
Interest expense	4,748,449	4,048,527	3,527,014
Allocation of administrative costs from advisor	987,286	785,846	591,233
Amortization of deferred debt issuance costs	932,417	1,441,044	1,194,662
Professional fees	806,810	1,039,802	1,214,546
Directors’ fees	501,233	425,922	426,255
Custodian and administrator fees	480,269	442,598	303,913
Insurance expense	345,697	367,327	396,885
Other expenses	818,532	434,337	338,835

Total expenses	15,562,684	15,725,966	17,874,057
Waiver of income-based incentive fees	(249,071)	—	(1,174,655)

Net expenses	15,313,613	15,725,966	16,699,402

Net investment income	15,698,584	19,853,956	20,217,703

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments	(11,809,335)	283,276	3,012,575
Net change in unrealized appreciation (depreciation) on investments	19,690,216	(29,482,002)	(7,796,990)

Net realized and unrealized gains (losses)	7,880,881	(29,198,726)	(4,784,415)

Net increase (decrease) in net assets resulting from operations	$23,579,465	$(9,344,770)	$15,433,288

Basic and diluted:
Net investment income per share	$1.15	$1.45	$1.48
Earnings (loss) per share	$1.72	$(0.68)	$1.13
Weighted Average Shares of Common Stock Outstanding	13,686,288	13,674,197	13,666,812

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets

	For the twelve months ended June 30,
	2017	2016	2015
Net assets at beginning of year	$162,749,883	$196,950,849	$200,216,821

Increase (decrease) in net assets resulting from operations
Net investment income	15,698,584	19,853,956	20,217,703
Net realized gain (loss) on investments	(11,809,335)	283,276	3,012,575
Net change in unrealized appreciation (depreciation) on investments	19,690,216	(29,482,002)	(7,796,990)

Net increase (decrease) in net assets from operations	23,579,465	(9,344,770)	15,433,288

Stockholder distributions
Dividend from net investment income	(16,467,071)	(20,614,360)	(18,707,141)
Distributions from net realized gains	—	(4,366,660)	—

Net decrease in net assets resulting from stockholder distributions	(16,467,071)	(24,981,020)	(18,707,141)

Capital transactions
Reinvestments of stockholder distributions	85,835	124,824	7,881

Net increase in net assets resulting from capital transactions	85,835	124,824	7,881

Total increase (decrease) in net assets	7,198,229	(34,200,966)	(3,265,972)
Net assets at end of year (including distributions in excess of net investment income of $(3,750,362), $(1,736,009), $(412,913), respectively)	$169,948,112	$162,749,883	$196,950,849

Distributions paid per common share	$1.2032	$1.8270	$1.3688

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2017	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$23,579,465	$(9,344,770)	$15,433,288
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(134,235,087)	(63,049,676)	(196,764,500)
Payment in-kind interest	(423,632)	(960,603)	(1,121,036)
Sales and repayments of investments	162,646,483	95,132,109	138,921,883
Net realized loss (gain) on investments in securities	11,809,335	(283,276)	(3,012,575)
Net change in unrealized (appreciation) depreciation on investments	(19,690,216)	29,482,002	7,796,990
Amortization/Accretion of (discount)/premium on investments	(2,899,890)	(2,110,864)	(2,434,153)
Amortization of deferred debt issuance costs	932,417	1,441,044	1,194,662
Net (increase) decrease in operating assets:
Cash, restricted	(4,592,711)	(14,589,762)	3,705,609
Interest receivable	269,936	1,003,094	(1,442,761)
Prepaid expenses and other assets	15,792	(2,133)	497,858
Net increase (decrease) in operating liabilities:
Payable for investments purchased	3,661,250	5,840,095	(13,671,345)
Interest payable	29,235	7,134	60,541
Directors’ fees payable	100,000	—	—
Accrued expenses and other liabilities	(356,324)	367,290	(116,068)
Base management fees payable	(125,377)	(163,210)	1,107,741
Income-based incentive fees payable	(1,467)	(1,447,720)	1,723,260

Net Cash Provided by (Used in) Operating Activities	40,719,209	41,320,754	(48,120,606)

Cash Flows from Financing Activities
Payment for deferred financing costs	(258,542)	(1,266,458)	(1,541,021)
Deferred offering costs	—	—	(186,513)
Distributions to shareholders	(17,768,707)	(24,787,592)	(18,570,586)
Proceeds from borrowing on term loan	—	—	25,500,000
Proceeds from borrowing on revolving credit facility	41,522,649	34,939,022	126,814,320
Repayments of borrowing on revolving credit facility	(72,000,978)	(53,308,152)	(87,058,175)

Net Cash (Used in) Provided by Financing Activities	(48,505,578)	(44,423,180)	44,958,025

Net Change in Cash	(7,786,369)	(3,102,426)	(3,162,581)

Cash
Beginning of year	18,433,066	21,535,492	24,698,073

End of year	$10,646,697	$18,433,066	$21,535,492

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,719,214	$4,041,393	$3,466,473
Issuance of shares pursuant to Dividend Reinvestment Plan	85,835	124,824	7,881
Non-Cash Purchase of Investments	$14,343,675	—	—
Non-Cash Sale of Investments	$(14,343,675)	—	—

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC - Revolver(3)	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	$198,020	$198,020	$198,020	0.12%
AAR Intermediate Holdings, LLC - Term A	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.91%
AAR Intermediate Holdings, LLC - Term B	Oilfield Services	3M L + 4.00% PIK	1.00%	9/30/2021	10,398,827	4,624,720	6,759,238	3.98%
American Gaming Systems, Inc.(4)	Entertainment and Leisure	3M L + 5.50%	1.00%	2/15/2024	18,000,000	17,955,003	17,955,000	10.56%
Dayton Superior Corporation(4)	Construction & Building	3M L + 8.00%	1.00%	11/15/2021	9,950,000	9,686,413	9,950,000	5.85%
FPC Holdings, Inc.(4)	Trucking and Leasing	3M L + 4.00%	1.25%	11/19/2019	9,586,590	8,588,755	9,203,126	5.41%
Immucor, Inc.(4)(5)	Healthcare-Products/Services	3M L + 5.00%	1.00%	6/15/2021	7,500,000	7,425,000	7,425,000	4.37%
Medical Solutions L.L.C.(4)	Healthcare-Products/Services	3M L + 4.25%	1.00%	6/14/2024	4,000,000	3,980,000	3,980,000	2.34%
Melissa & Doug, LLC(5)	Consumer Products	3M L + 4.50%	1.00%	6/19/2024	1,000,000	995,000	995,000	0.59%
Montreign Operating Company, LLC(4)(5)	Entertainment and Leisure	1M L + 8.25%	1.00%	1/24/2023	13,232,821	13,287,467	13,232,821	7.79%
PR Wireless, Inc.(6)	Telecommunications	3M L + 9.00%	1.00%	6/29/2020	16,490,000	15,522,048	15,500,600	9.12%
Premiere Global Services, Inc.(4)	Business Services	3M L + 6.50%	1.00%	12/8/2021	11,355,789	10,668,572	11,242,231	6.61%
Redbox Automated Retail, LLC(4)	Retail	3M L + 7.50%	1.00%	9/27/2021	7,437,500	7,241,540	7,437,500	4.38%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.00%	1.00%	2/2/2022	3,969,450	3,969,450	3,969,450	2.34%
U.S. Well Services, LLC - Revolver(3)	Oilfield Services	1M L + 6.00%	1.00%	2/2/2022	507,514	507,514	507,514	0.30%
YRC Worldwide, Inc.(4)(7)	Trucking and Leasing	1M L + 7.50%	1.00%	2/13/2019	13,937,359	13,901,008	13,797,986	8.12%

Total Senior Secured First Lien Debt Investments					132,514,365	123,501,005	127,103,981	74.79%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(7)(8)	Media	3M L + 9.00%	1.00%	8/13/2022	20,000,000	19,020,080	15,400,000	9.06%
Bird Electric Enterprises, LLC(9)(10)	Utilities	3M L + 14.00%, 3.00% PIK	1.00%	10/9/2020	15,037,500	14,809,248	7,518,750	4.43%
Caelus Energy Alaska 03, LLC(4)	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	26,000,000	24,147,353	22,100,000	13.00%
Intermedia Holdings, Inc.(4)	Business Services	3M L + 9.50%	1.00%	2/1/2025	5,000,000	4,903,645	4,900,000	2.88%
International Wire Group, Inc.(6)	Metals and Mining	10.75%	—	8/1/2021	11,254,000	11,064,076	11,057,055	6.51%
Lionbridge Technologies, Inc.(4)	Business Services	3M L + 9.75%	1.00%	2/28/2025	12,000,000	11,768,297	11,760,000	6.92%
Premiere Global Services, Inc.(4)	Business Services	3M L + 9.50%	1.00%	6/6/2022	15,000,000	14,622,459	14,700,000	8.65%
TNS, Inc.(6)	Telecommunications	1M L + 8.00%	1.00%	8/14/2020	15,092,924	15,095,599	15,092,924	8.88%
TouchTunes Interactive Networks, Inc.	Entertainment and Leisure	3M L + 8.25%	1.00%	5/27/2022	7,000,000	6,973,432	7,000,000	4.12%
Trident USA Health Services, LLC(4)	Healthcare-Products/Services	3M L + 9.50%	1.25%	7/31/2020	21,878,286	21,807,281	17,065,063	10.04%

Total Senior Secured Second Lien Debt Investments					148,262,710	144,211,470	126,593,792	74.49%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(11)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			$11,880	$—	$1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)	Oil and Gas		11/3/2017	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		6/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		2,519,434	1,221,256	1,129,744	0.66%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,398	0.71%

Total Non-Controlled/Non-Affiliates				$284,389,446	$270,467,740	$254,907,171	149.99%

Liabilities in excess of other assets						(84,959,059)	(49.99%)
Net Assets						169,948,112	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(12)	Diversified Financial Services			102,000,000	—	5,830,501	3.43%

Total Assets				102,000,000	—	5,830,501	3.43%

Liabilities
Total Return Swap(11)(12)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(5,830,501)	(3.43%)

Total Liabilities				102,000,000	—	(5,830,501)	(3.43%)

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitment.
(4)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(5)	Security, or a portion thereof, unsettled as of June 30, 2017.
(6)	Held by the Company indirectly through CM Finance SPV, LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.86% of total assets.
(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(9)	Classified as non-accrual asset.
(10)	Includes 2.00% default rate.
(11)	Securities are non-income producing.
(12)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L -	1 month LIBOR (1.22% as of June 30, 2017)
3M L -	3 month LIBOR (1.30% as of June 30, 2017)
PIK -	Payment-In-Kind

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2016

Investments(1)	Industry	Maturity Date	Principal Amount/ Shares (2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(7)
AAR Intermediate Holdings, LLC (Warrants)(4)(5)	Oilfield Services	9/30/2024	$1,643,206	$1,251,058	$—	—%
Endeavour International Holding B.V., $3.01 strike (Warrants)(5)	Oil and Gas	11/3/2017	160,000	160,000	1	—
NS NWN Acquisition LLC (Equity Interest)	Information Technology		154	155,023	154,871	0.10%
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications	9/24/2027	201	1,374,009	—	—

Total Equity, Warrants and Other Investments			1,582,008	2,940,090	154,872	0.10%

Total Non-Controlled/Non-Affiliates			$314,157,690	$307,364,949	$272,114,164	167.20%

Liabilities in excess of other assets					(109,364,281)	(67.20)%

Net Assets					$162,749,883	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes Payable(8)	Diversified Financial Services			$102,000,000	$—	$6,929,903	4.26%
Embedded derivative – Notes Payable(8)	Diversified Financial Services			50,000,000	—	2,141,756	1.31%

Total Assets				152,000,000	—	9,071,659	5.57%

Liabilities
Total Return Swap(7)(8)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(6,929,903)	(4.26)%
Total Return Swap(7)(8)	Diversified Financial Services	0.50%	12/4/2016	50,000,000	—	(2,141,756)	(1.31)%

Total Liabilities				152,000,000	—	(9,071,659)	(5.57)%

Total Derivatives				$304,000,000	$—	$—	—

(1)	All investments are in non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(4)	Classified as non-accrual asset.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(7)	Securities are non-income producing.
(8)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L	-	1 month LIBOR (0.47% as of June 30, 2016)
3M L	-	3 month LIBOR (0.65% as of June 30, 2016)
PIK	-	Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

Note 1. Organization

CM Finance Inc (“CMFN” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services – Investment Companies.

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

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

From time to time the Company may form certain additional taxable subsidiaries (collectively, with CM Portfolio Companies LLC, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, $3,015,154, $1,067,639 and $3,538,107 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $423,632, $960,603 and $1,121,036 during the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2017 or June 30, 2016.

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

The embedded derivative in the Term Notes (as defined in Note 5) payable from SPV to UBS, AG (“UBS”) and Total Return Swaps (the “TRS”) referencing the terms of the Term Notes payable and Revolving Notes (as defined in Note 5) are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivative referencing the Term Notes payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivative in the Term Notes payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its shareholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2017, June 30, 2016 and June 30, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30, 2017	As of June 30, 2016	As of June 30, 2015
Additional paid-in capital	$(742,700)	$179,708	$599,811
Distributions in excess of net investment income	165,192	(562,692)	(1,287,636)
Accumulated net realized gain (loss)	577,508	382,984	687,825

The tax character of all distributions paid by the Company during the years ended June 30, 2017, June 30, 2016 and June 30, 2015 were ordinary income.

At June 30, 2017, June 30, 2016 and June 30, 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

	As of June 30, 2017	As of June 30, 2016	As of June 30, 2015
Undistributed net investment income	$1,314,066	$3,342,241	$8,035,838
Accumulated capital gains (losses)	—	—	277,173
Capital loss carryover	(11,231,827)	—	—
Unrealized appreciation (depreciation)	(17,062,588)	(36,010,159)	(6,707,570)
Distributions payable	(3,422,307)	(4,809,778)	(4,741,174)

Components of tax distributable earnings at year end	$(30,402,656)	$(37,477,696)	$(3,135,733)

In addition, as of June 30, 2017, June 30, 2016, and June 30, 2015, the wholly owned taxable subsidiary, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $557,059, $557,059 and $425,000, respectively.

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

As of June 30, 2017, June 30, 2016 and June 30, 2015, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

Note 3. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures

Note 4. Investments

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At June 30, 2017 and June 30, 2016, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Twelve Months Ended June 30,
	2017	2016	2015
Investment purchases, at cost (including PIK interest)	$134,658,719	$64,010,279	$197,885,536
Investment sales and repayments	162,646,483	95,132,109	138,921,883

The composition of the Company’s investments as of June 30, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$123,501,005	45.66%	$127,103,981	49.86%
Senior Secured Second Lien Debt Investments	144,211,470	53.32	126,593,792	49.66
Equity, Warrants and Other Investments	2,755,265	1.02	1,209,398	0.48
Embedded derivative - Notes Payable	—	—	5,830,501	2.29
Total Return Swap	—	—	(5,830,501)	(2.29)

Total	$270,467,740	100.00%	$254,907,171	100.00%

The composition of the Company’s investments as of June 30, 2016, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$165,360,088	53.80%	$157,088,252	57.73%
Senior Secured Second Lien Debt Investments	139,064,771	45.24	114,871,040	42.21
Equity, Warrants and Other Investments	2,940,090	0.96	154,872	0.06
Embedded derivative - Notes Payable	—	—	9,071,659	3.33
Total Return Swap	—	—	(9,071,659)	(3.33)

Total	$307,364,949	100.00%	$272,114,164	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$42,602,231	16.71%
Entertainment and Leisure	38,187,821	14.98
Telecommunications	30,593,524	12.00
Healthcare-Products/Services	28,470,063	11.17
Trucking and Leasing	23,001,112	9.02
Oil and Gas	22,100,080	8.67
Oilfield Services	17,594,035	6.90
Media	15,400,000	6.04
Metals and Mining	11,057,055	4.34
Construction & Building	9,950,000	3.91
Utilities	7,518,750	2.95
Retail	7,437,500	2.92
Consumer Products	995,000	0.39

Total	$254,907,171	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016:

	Investments at Fair Value	Percentage of Total Portfolio
Entertainment and Leisure	$52,963,600	19.46%
Telecommunications	30,027,130	11.04
Industrial	21,664,000	7.96
Automobiles and Components	21,447,155	7.88
Healthcare-Products/Services	18,815,326	6.92
Oil and Gas	16,900,001	6.21
Construction & Building	16,080,000	5.91
Media	16,000,000	5.88
Oilfield Services	14,883,128	5.47
Trucking and Leasing	13,662,660	5.02
Business Services	13,274,859	4.88
Cable	11,106,434	4.08
Information Technology	9,771,121	3.59
Services	8,000,000	2.94
Utilities	7,518,750	2.76

Total	$272,114,164	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$56,376,504	22.12%
U.S. Southeast	48,867,831	19.17
U.S. Northeast	44,044,876	17.28
U.S. Southwest	32,844,487	12.88
U.S. Mid-Atlantic	32,157,987	12.62
U.S. Midwest	25,215,486	9.89
Europe	15,400,000	6.04

Total	$254,907,171	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2016:

	Fair Value	Percentage Total Portfolio
U.S. Midwest	$71,127,499	26.14%
U.S. Southwest	70,167,462	25.79
U.S. West	33,762,017	12.41
U.S. Mid-Atlantic	33,681,856	12.38
U.S. Northeast	27,771,121	10.20
U.S. Southeast	19,604,209	7.20
Europe	16,000,000	5.88

Total	$272,114,164	100.00%

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended June 30, 2017, the Company made investments in new and existing portfolio companies of approximately $96.5 million and $37.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2017, the Company made two investments of $0.7 million in companies to which it was previously committed to provide financial support through the terms of the revolvers. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies.

The Company and UBS entered into two TRS transactions whereby the Company will receive the total return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivative, and net change in unrealized appreciation (depreciation) on derivative in the Consolidated Statements of Operations. On December 5, 2016, the TRS on the Revolving Notes expired.

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

The Company has determined that the Term Notes payable from SPV to UBS related to the Term Financing (discussed further in Note 5) contains an embedded derivative. The Revolving Notes also contained an embedded derivative prior to its expiration on December 5, 2016. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivative are included in the net realized gain or loss on derivative, and net change in unrealized appreciation (depreciation) on derivative in the Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$5,830,501	102,000,000	1
Embedded derivatives
Notes Payable	5,830,501	—	102,000,000	1

Gross fair value of derivative contracts	$5,830,501	$5,830,501
Counterparty netting	—	—

Net fair value of derivative contracts	5,830,501	5,830,501
Collateral not offset	—	—

Net amount	$5,830,501	$5,830,501

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

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2017	2016	2015
Total Return Swaps	$3,241,158	$(7,225,891)	$(2,409,634)
Embedded derivatives Notes Payable	(3,241,158)	7,225,891	2,409,634

Total	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$127,103,981	$127,103,981
Senior Secured Second Lien Debt Investments	—	—	126,593,792	126,593,792
Equity, Warrants and Other Investments	—	—	1,209,398	1,209,398

Total Investments	—	—	254,907,171	254,907,171
Derivatives
Embedded derivative Notes Payable	—	—	5,830,501	5,830,501

Total Derivatives	—	—	5,830,501	5,830,501

Total Assets	$—	$—	$260,737,672	$260,737,672

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(5,830,501)	$(5,830,501)

Total Derivatives	—	—	(5,830,501)	(5,830,501)
Total Liabilities	$—	$—	$(5,830,501)	$(5,830,501)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	85,369,205	49,289,514	—	$134,658,719
Sales	(120,462,364)	(42,029,096)	(155,023)	($162,646,483)
Amortization	2,181,436	718,454	—	2,899,890
Net realized gains (losses)	(7,726,105)	(2,832,172)	(1,251,058)	(11,809,335)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Transfer between asset categories	(1,221,256)	—	1,221,256	—
Net change in unrealized (depreciation) appreciation	11,874,812	6,576,053	1,239,351	19,690,216

Balance as of June 30, 2017	$127,103,981	$126,593,792	$1,209,398	$254,907,171

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2017	$4,757,548	$2,669,423	$(11,858)	$7,415,113

	Total Return Swaps	Embedded derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Net change in unrealized (depreciation) appreciation	3,241,158	(3,241,158)	—

Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2017	$3,241,158	$(3,241,158)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended 2016:

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

During the twelve months ended June 30, 2017 and June 30, 2016, the Company did not transfer any investments among Levels 1 and 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2017 and June 30, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of June 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$83,516,160	Yield Analysis	Market Yields	9.7%	5.2% - 17.8%

Senior Secured First Lien Debt Investments	43,587,821	Recent Purchase	Recent Purchase	N/A	N/A

Senior Secured Second Lien Debt Investments	108,536,737	Yield Analysis	Market Yields	14.6%	7.4% - 33.8%

Senior Secured Second Lien Debt Investments	18,057,055	Recent Purchase	Recent Purchase	N/A	N/A

Equity, Warrants and Other Investments	1,209,398	EV Multiple	Revenue	2.0x	2.0x

Total Return Swaps	(5,830,501)	Intrinsic Value	Intrinsic Value	N/A	N/A

Embedded derivatives - Note Payable	5,830,501	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2016	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$143,813,393	Yield Analysis	Market Yields	10.8%	9.5% - 31.5%

Senior Secured First Lien Debt Investments	13,274,859	Recent Purchase	Recent Purchase	N/A	N/A

Senior Secured Second Lien Debt Investments	114,871,040	Yield Analysis	Market Yields	16.1%	8.1% - 29.7%

Equity, Warrants and Other Investments	154,872	EV Multiple	LTM EBITDA	7.9x	7.5x - 7.9x

Total Return Swaps	(9,071,659)	Intrinsic Value	Intrinsic value	N/A	N/A

Embedded derivatives - Note Payable	9,071,659	Intrinsic Value	Intrinsic value	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”) which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019.

Borrowings under the Citi Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing are based on a borrowing base. The Citi Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The Citi Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of June 30, 2017, there were no borrowings outstanding under the Citi Revolving Financing.

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015 and February 28, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2019 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company pays interest on the face amount of the Term Financing at a rate of one month LIBOR plus a spread of 2.75% per annum through December 5, 2018 (the “Financing Rate”). For the period from December 6, 2018 through December 5, 2019 the Company will pay interest on the face amount of the Term Financing at a rate of one month LIBOR plus a spread of 2.55% per annum. Prior to September 26, 2014, the Company paid interest on the Term Financing at a rate of one month LIBOR plus a spread of 2.85% per annum.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “UBS Revolving Financing” and together with the Term Financing, the “UBS Financing Facility”), which expired in accordance with its terms, on December 5, 2016. From December 4, 2013 through September 25, 2014, the UBS Revolving Financing bore an interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the UBS Revolving Financing bore an interest at a fixed rate of 2.00% per annum on drawn amounts and 0.50% per annum on any undrawn portion. As of June 30, 2016 and June 30, 2015, $30.5 million and $48.8 million was outstanding on the UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2017 and June 30, 2016, the fair value of the Notes Payable was estimated at $102.0 million and $132.5 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustees of the UBS Financing Facility and the Citi Revolving Financing Facility and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2017, SPV and LLC had assets of $203.4 million, which included $180.1 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $22.3 million in cash held by the trustee of the UBS Financing Facility. As of June 30, 2016, SPV had assets of $248.2 million, which included $241.8 million of the Company’s portfolio investments at fair value, $1.9 million of accrued interest receivable and $4.5 million in cash held by the trustee of the UBS Financing Facility. For the twelve months ended June 30, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the UBS Financing Facility and the Citi Revolving Financing was $115.8 million and 4.10%, respectively. For the twelve months ended June 30, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the UBS Financing Facility was $142.4 million and 2.84%, respectively. For the twelve months ended June 30, 2015, the weighted average outstanding debt balance and the weighted average stated interest rate under the UBS Financing Facility was $122.6 million and 2.88%, respectively.

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

The following table details the Company’s unfunded commitments as of June 30, 2017:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$792,079	$—	0.50	9/30/21
U.S. Well Services, LLC	413,342	—	0.00	1/31/22

Total Unfunded Commitments	$1,205,421	$—

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

The Adviser agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for the years ended December 31, 2014, 2015 and 2016, to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in of the Offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment or recoupment by the Company.

For the twelve months ended June 30, 2017, $4,652,064 in base management fees were earned by the Adviser, of which $1,132,391 was payable at June 30, 2017. For the twelve months ended June 30, 2016, $5,511,532 in base management fees were earned by the Adviser, of which $1,257,768 was payable at June 30, 2016. For the twelve months ended June 30, 2015, $5,169,039 in base management fees were earned by the Adviser, of which $1,420,978 was payable at June 30, 2015.

For the twelve months ended June 30, 2017, the Company incurred $1,289,927 of incentive fees related to pre-incentive fee net investment income of which $249,071 was voluntarily waived by the Adviser. As of June 30, 2017, $43,010 of such incentive fees are currently payable to the Adviser and $231,063 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2016, the Company incurred $1,229,031 of incentive fees related to pre-incentive fee net investment income of which $0 was waived. As of June 30, 2016, $275,540 of such incentive fees were currently payable to the Adviser and $268,472 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2015, the Company incurred $4,711,675 of incentive fees related to pre-incentive fee net investment income of which $1,174,655 was waived. As of June 30, 2015, $1,723,260 of such incentive fees were currently payable to the Adviser and $284,350 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2017, June 30, 2016 and June 30, 2015, there were no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant (the “Administration Agreement”) to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Funds to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $987,286 under the Administration Agreement for the twelve months ended June 30, 2017. The Company incurred costs of $785,846 under the Administration Agreement for the twelve months ended June 30, 2016. The Company incurred costs of $591,233 under the Administration Agreement for the twelve months ended June 30, 2015.

As of June 30, 2017 and June 30, 2016, the Company recorded $85,000 and $120,000, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel. As of June 30, 2017, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, the Company recorded directors’ fees of $501,233, $425,922 and $426,255, respectively. As of June 30, 2017 and June 30, 2016, the Company recorded directors’ fees payable of $100,000 and $0, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015
Net increase (decrease) in net assets resulting from operations	$23,579,465	$(9,344,770)	$15,433,288
Weighted average shares of common stock outstanding	13,686,288	13,674,197	13,666,812
Basic/diluted net increase (decrease) in net assets from operations per share	$1.72	$(0.68)	$1.13

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500

*	Special distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015:

	Twelve months ended June 30,
	2017		2016		2015
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$16,467,071	100%	$24,703,847	99%	$18,707,141	100%
Long-term capital gains	—	—	277,173	1	—	—

Total	$16,467,071	100%	$24,981,020	100%	$18,707,141	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015:

	Twelve months ended June 30,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,679,686	$200,482,695	13,667,267	$200,357,871	13,666,666	$200,349,990
Reinvestments of shareholder distributions	9,535	85,835	12,419	124,824	601	7,881

Balance at end of year	13,689,221	$200,568,530	13,679,686	$200,482,695	13,667,267	$200,357,871

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Twelve months ended June 30, 2017	Twelve months ended June 30, 2016	Twelve months ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$11.90	$14.41	$14.65	$14.75	*

Net investment income	1.15	1.45	1.48	0.47
Net realized and unrealized gains (losses)	0.56	(2.13)	(0.35)	0.04

Net increase (decrease) in net assets resulting from operations	1.71	(0.68)	1.13	0.51

Capital transactions(2)
Dividends from net investment income	(1.20)	(1.51)	(1.37)	(0.52)
Distributions from net realized gains	—	(0.32)	—	—

Net decrease in net assets resulting from capital transactions	(1.20)	(1.83)	(1.37)	(0.52)

Offering costs	—	—	—	(0.09)

Net asset value, end of period	$12.41	$11.90	$14.41	$14.65
Market value per share, end of period	$10.00	$8.88	$13.61	$14.56

Total return based on market value(3)	27.93%	(21.26)%	4.23%	0.65	%(4)

Shares outstanding at end of period	13,689,221	13,679,686	13,667,267	13,666,666

Ratio/Supplemental Data:
Net assets, at end of year	$169,948,112	$162,749,883	$196,950,849	$200,216,821
Ratio of total expenses to average net assets	9.38%	8.97%	8.95%	5.46	%(5)
Ratio of net expenses to average net assets	9.23%	8.97%	8.36%	4.02	%(5)
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	3.42%	3.13%	2.37%	1.27	%(5)
Ratio of net investment income before fee waiver to average net assets	9.31%	11.33%	9.54%	6.58	%(5)
Ratio of net investment income after fee waiver to average net assets	9.46%	11.33%	10.13%	8.03	%(5)
Total Notes Payable	102,000,000	132,478,329	150,847,459	85,591,314
Asset Coverage Ratio(6)	2.67	2.23	2.31	3.34
Portfolio Turnover Rate	52%	21%	46%	67	%(7)

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the shareholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)	Total returns are historical and are calculated by determining the percentage change in the market value with all dividends and distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(7)	For the period from February 6, 2014 through June 30, 2014.

The following represents supplemental ratios and data for CM Finance LLC:

	Period from July 1, 2013 to February 5, 2014	Twelve months ended June 30, 2013	Period from March 7, 2012 to June 30, 2012
Total return	7.86%	16.16%	2.58%
Ratio of net investment income to average members’ capital	8.40%	11.11%	2.06%
Ratio of operating expenses to average members’ capital	(2.37)%	(1.12)%	(1.34)%
Ratio of credit facility related expenses to average members’ capital	(1.54)%	(0.29)%	0.00%
Ratio of total expenses to average members’ capital	(2.53)%	(1.14)%	(1.34)%
Portfolio turnover rate	41.76%	68.37%	69.68%
Supplemental Data:
Members’ capital at end of period	$90,000,000	$87,250,637	$18,141,667
Average members’ capital	$105,716,373	$55,294,030	$14,790,409

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015:

	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015
Loan Structuring Fee	$—	$—	$452,467
Loan Amendment/Consent Fee	1,112,250	936,211	75,875
Royalty Income	—	—	101,864

Other Fee Income	$1,112,250	$936,211	$630,206

Note 14. Tax Information

As of June 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$271,969,759

Gross unrealized appreciation	3,709,069
Gross unrealized depreciation	(20,771,657)

Net unrealized investment depreciation	$(17,062,588)

As of June 30, 2016, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$308,124,324

Gross unrealized appreciation	1,123,046
Gross unrealized depreciation	(37,133,205)

Net unrealized investment depreciation	$(36,010,159)

Note 15. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2017	For the Quarter Ended March 31, 2017	For the Quarter Ended December 31, 2016	For the Quarter Ended September 30, 2016
Total Investment Income	$7,194,039	$7,081,218	$9,152,091	$7,584,849
Total Investment Income per Common Share	0.53	0.52	0.67	0.55
Net Investment Income	3,433,658	3,422,111	4,872,012	3,970,803
Net Investment Income per Common Share	0.25	0.25	0.36	0.29
Net Realized and Unrealized Gain	1,298,730	2,565,911	3,682,086	334,154
Net Realized and Unrealized Gain per Common Share	0.09	0.19	0.27	0.02
Net Increase in Net Assets Resulting from Operations	4,732,388	5,988,022	8,554,098	4,304,957
Basic and Diluted Earnings per Common Share	0.35	0.44	0.62	0.31
Net Asset Value per Common Share at End of Quarter	12.41	12.32	12.13	11.86

	For the Quarter Ended June 30, 2016	For the Quarter Ended March 31, 2016	For the Quarter Ended December 31, 2015	For the Quarter Ended September 30, 2015
Total Investment Income	$7,814,783	$7,937,843	$9,958,702	$9,868,594
Total Investment Income per Common Share	0.57	0.58	0.73	0.72
Net Investment Income	4,400,918	4,269,433	6,315,085	4,868,520
Net Investment Income per Common Share	0.32	0.31	0.46	0.36
Net Realized and Unrealized Gain	(411,533)	(2,374,414)	(21,712,422)	(4,700,357)
Net Realized and Unrealized Gain per Common Share	(0.03)	(0.17)	(1.59)	(0.34)
Net Increase in Net Assets Resulting from Operations	3,989,385	1,895,019	(15,397,337)	168,163
Basic and Diluted Earnings per Common Share	0.29	0.14	(1.13)	0.01
Net Asset Value per Common Share at End of Quarter	11.90	11.96	12.17	13.65

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2017 through September 5, 2017, the Company invested $17.5 million in one new portfolio company and received repayment or sales proceeds of $14.8 million.

The Company’s investment in Bird Electric Enterprises, LLC was restructured on September 1, 2017 and resulted with the elimination of $15 million of principal and replaced with 10 Class C Units. The Class C Units are a non-voting class of preferred equity with a $10mm liquidation preference that accretes at a 10% rate until such time as certain EBITDA targets are met, after which the units are paid a 10% cash dividend.

On August 24, 2017, our board of directors declared a distribution for the quarter ended September 30, 2017 of $0.25 per share payable on October 5, 2017 to shareholders of record as of September 8, 2017.

On August 31, 2017, the Company and U.S. Bank National Association (“US Bank”) entered into a custody agreement (the “Custody Agreement”), pursuant to which US Bank was appointed the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Custody Agreement at any time upon sixty (60) days’ prior written notice.

Concurrently with the Company’s entry in the custody agreement with US Bank described above, the Company terminated its existing custody agreement with State Street Bank and Trust Company. The Company was not required to pay any fee in connection with such termination.

On August 24, 2017, the Company informed Ernst & Young LLP (“EY”) that the Company had dismissed EY as the Company’s independent registered public accounting firm, upon completion of the audit of the Company’s financial statements as of and for the year ending June 30, 2017. The decision was approved by the Audit Committee of the Board. In connection therewith, the Audit Committee of the Board appointed RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2018. The appointment of RSM is subject to their normal client acceptance procedures. Please refer to the Company’s periodic report on Form 8-K filed on August 29, 2017 for additional details.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Ernst & Young, LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2017.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.cmfn-inc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.3	Bylaws(1)

4.1	Irrevocable Proxy of the Cyrus Funds(2)

4.2	Form of Stock Certificate(1)

10.1	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)

10.2	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)

10.3	Form of Letter Agreement between the Registrant and CM Investment Partners LLC(3)

10.4	Form of Dividend Reinvestment Plan(2)

10.5	Custody Agreement*

10.6	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)

10.7	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)

10.8	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.9	2002 Master Agreement, dated as of May 20, 2013, between Registrant and UBS AG(1)

10.10	Indenture, dated as of May 23, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.11	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd.(1)

10.12	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of May 23, 2013, between UBS, AG and CM Finance LLC(1)

10.14	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)

10.15	First Supplemental Indenture, dated as of June 6, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.16	Amended and Restated Indenture, dated as of December 4, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(2)

10.17	Revolving Credit Note Agreement, dated as of December 4, 2013, by and among CM Finance SPV Ltd., State Street Bank and Trust Company and the noteholders party thereto(2)

10.18	Amendment Agreement, dated as of December 4, 2013, between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.19	Amendment Agreement to 2002 ISDA Master Agreement, dated as of December 4, 2013 between Registrant and UBS AG(2)

10.20	Omnibus Amendment Agreement, dated as of December 4, 2013, by and between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.21	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.22	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.23	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)

10.24	Second Amended and Restated Stockholder Agreement, dated as of November 7, 2016, between the Registrant and Stifel Venture Corp.(6)

10.25	Amended and Restated Revolving Credit Note Agreement, dated September 26, 2014, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(4)

10.26	Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company(4)

10.27	Second Amendment Agreement to 2002 ISDA Master Agreement, dated September 26, 2014, between CM Finance Inc. and UBS AG(4)

10.28	Second Amendment Agreement to the Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company (4)

10.29	Second Omnibus Amendment Agreement, dated September 26, 2014, between CM SPV Ltd., CM Investment Partners LLC and State Street Bank and Trust Company(4)

10.30	Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.31	Third Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.32	Second Amended and Restated Revolving Credit Note Agreement, dated July 20, 2015, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(5)

10.33	Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)

10.34	Third Amendment Agreement to 2002 ISDA Master Agreement, dated July 20, 2015, between CM Finance Inc. and UBS AG(5)

10.35	Third Amendment Agreement to the Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)

10.36	Fourth Amended Total Return Swap Confirmation Letter Agreement, dated July 20, 2015, between UBS AG and CM Finance Inc(5)

10.37	Second Amended Total Return Swap Confirmation Letter Agreement, dated July 17, 2015, between UBS AG and CM Finance Inc(5)

10.38	Fifth Amended Total Return Swap Confirmation Letter Agreement, dated August 14, 2015, between UBS AG and CM Finance Inc(5)

10.43	Fourth Amended and Restated Indenture, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(7)

10.44	Fourth Amendment Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(7)

10.45	Second Amended Total Return Swap Confirmation Letter Agreement, dated as of February 28, 2017, between UBS AG and CM Finance Inc(7)

10.46	Amended and Restated Collateral Management Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and CM Investment Partners LLC(7)

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

14.1	Code of Ethics of CM Finance Inc(1)

21.1

Subsidiaries of CM Finance Inc:

CM Finance SPV Ltd. (Cayman)

CM Finance SPV LLC (Delaware)

CM Portfolio Companies, LLC (Delaware)

U.S. Well Services Blocker, LLC (Delaware)

Bird Electric Blocker LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on January 24, 2014.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 2, 2014.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed on September 8, 2015.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01054), filed on November 9, 2016.

(7)	Incorporated by reference to Registrant’s Periodic Report on Form 8-K (File No. 814-01054), filed on March 1, 2017.

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

CM FINANCE INC

Date: September 6, 2017	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 6, 2017	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 6, 2017	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 6, 2017	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 6, 2017	/s/ Christopher E. Jansen
Christopher E. Jansen President, Treasurer, Secretary and Director

Date: September 6, 2017	/s/ Keith Lee
Keith Lee Director

Date: September 6, 2017	/s/ Julie Persily
Julie Persily Director

Date: September 6, 2017	/s/ Robert P. Ryder
Robert P. Ryder Director

Date: September 6, 2017	/s/ Robert T. Wagner
Robert T. Wagner Director