Form 10-K/A
period 2017-06-30
CM Finance Inc
filed 2017-10-05
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

CM Finance Inc (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on September 6, 2017 (the “Form 10-K”), to amend Part II, Item 9A, Controls and Procedures. The Company is amending the Form 10-K due to an inadvertent omission of the subsection “Management’s Report on Evaluation of Internal Controls Over Financial Reporting” from Part II, Item 9A of the Form 10-K. Accordingly, Part II, Item 9A of the Form 10-K is being amended to add the subsection titled “Management’s Report on Evaluation of Internal Controls Over Financial Reporting.”

In connection with the foregoing, and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of new Exhibits 31.1 and 31.2, as well as the re-filing of Exhibits 32.1 and 32.2.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

Item 9A. Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2017.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Exhibits and Financial Statement Schedules

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.3	Bylaws(1)

4.1	Irrevocable Proxy of the Cyrus Funds(2)

4.2	Form of Stock Certificate(1)

10.1	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)

10.2	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)

10.3	Form of Letter Agreement between the Registrant and CM Investment Partners LLC(3)

10.4	Form of Dividend Reinvestment Plan(2)

10.5	Custody Agreement(8)

10.6	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)

10.7	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)

10.8	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.9	2002 Master Agreement, dated as of May 20, 2013, between Registrant and UBS AG(1)

10.10	Indenture, dated as of May 23, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.11	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd.(1)

10.12	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of May 23, 2013, between UBS, AG and CM Finance LLC(1)

10.14	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)

10.15	First Supplemental Indenture, dated as of June 6, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(1)

10.16	Amended and Restated Indenture, dated as of December 4, 2013, between CM Finance SPV Ltd., as Issuer and State Street Bank and Trust Company, as Trustee(2)

10.17	Revolving Credit Note Agreement, dated as of December 4, 2013, by and among CM Finance SPV Ltd., State Street Bank and Trust Company and the noteholders party thereto(2)

10.18	Amendment Agreement, dated as of December 4, 2013, between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.19	Amendment Agreement to 2002 ISDA Master Agreement, dated as of December 4, 2013 between Registrant and UBS AG(2)

10.20	Omnibus Amendment Agreement, dated as of December 4, 2013, by and between CM Finance SPV Ltd. and State Street Bank and Trust Company(2)

10.21	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.22	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)

10.23	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)

10.24	Second Amended and Restated Stockholder Agreement, dated as of November 7, 2016, between the Registrant and Stifel Venture Corp.(6)

10.25	Amended and Restated Revolving Credit Note Agreement, dated September 26, 2014, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(4)

10.26	Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company(4)

10.27	Second Amendment Agreement to 2002 ISDA Master Agreement, dated September 26, 2014, between CM Finance Inc. and UBS AG(4)

10.28	Second Amendment Agreement to the Second Amended and Restated Indenture, dated September 26, 2014, between CM SPV Ltd. and State Street Bank and Trust Company (4)

10.29	Second Omnibus Amendment Agreement, dated September 26, 2014, between CM SPV Ltd., CM Investment Partners LLC and State Street Bank and Trust Company(4)

10.30	Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.31	Third Amended Total Return Swap Confirmation Letter Agreement, dated September 26, 2014, between UBS AG and CM Finance Inc(4)

10.32	Second Amended and Restated Revolving Credit Note Agreement, dated July 20, 2015, by and among CM Finance Inc., CM SPV Ltd., UBS AG, and State Street Bank and Trust Company(5)

10.33	Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)

10.34	Third Amendment Agreement to 2002 ISDA Master Agreement, dated July 20, 2015, between CM Finance Inc. and UBS AG(5)

10.35	Third Amendment Agreement to the Third Amended and Restated Indenture, dated July 20, 2015, between CM SPV Ltd. and State Street Bank and Trust Company(5)

10.36	Fourth Amended Total Return Swap Confirmation Letter Agreement, dated July 20, 2015, between UBS AG and CM Finance Inc(5)

10.37	Second Amended Total Return Swap Confirmation Letter Agreement, dated July 17, 2015, between UBS AG and CM Finance Inc(5)

10.38	Fifth Amended Total Return Swap Confirmation Letter Agreement, dated August 14, 2015, between UBS AG and CM Finance Inc(5)

10.43	Fourth Amended and Restated Indenture, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(7)

10.44	Fourth Amendment Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(7)

10.45	Second Amended Total Return Swap Confirmation Letter Agreement, dated as of February 28, 2017, between UBS AG and CM Finance Inc(7)

10.46	Amended and Restated Collateral Management Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and CM Investment Partners LLC(7)

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

14.1	Code of Ethics of CM Finance Inc(1)

21.1	Subsidiaries of CM Finance Inc:
CM Finance SPV Ltd. (Cayman)
CM Finance SPV LLC (Delaware)
CM Portfolio Companies, LLC (Delaware)
U.S. Well Services Blocker, LLC (Delaware)
Bird Electric Blocker LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on January 24, 2014.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 2, 2014.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed on September 8, 2015.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01054), filed on November 9, 2016.
(7)	Incorporated by reference to Registrant’s Periodic Report on Form 8-K (File No. 814-01054), filed on March 1, 2017.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 8-K (File No. 814-01054), filed on September 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM FINANCE INC

Date: October 5, 2017	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer