Form 10-Q
period 2017-09-30
CM Finance Inc
filed 2017-11-07
CIK 1578348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

CM FINANCE INC
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Lexington Avenue
26th Floor
New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [   ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (do not check if a smaller reporting company)	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]    No  [X]

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 7, 2017 was 13,690,480.

CM FINANCE INC

Tables of Contents

CM Finance Inc and subsidiaries
Consolidated Statements of Assets and Liabilities

Assets	September 30, 2017 (Unaudited)	June 30, 2017
Non-controlled, non-affiliated investments, at fair value (amortized cost of $280,174,244 and $270,467,740, respectively)	$271,862,946	$254,907,171
Derivatives, at fair value (cost $0 and $0, respectively)	6,550,448	5,830,501
Cash	14,537,986	10,646,697
Cash, restricted	16,143,582	22,616,177
Interest receivable	1,702,662	1,627,774
Other receivables	219,914	-
Deferred offering costs	37,395	186,513
Prepaid expenses and other assets	140,751	219,045
Total Assets	$311,195,684	$296,033,878

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	27,260,000	—
Deferred debt issuance costs	(1,487,038)	(578,074)
Notes payable, net	127,772,962	101,421,926
Base management fees payable	1,153,880	1,132,391
Income-based incentive fees payable	240,538	274,073
Derivatives, at fair value (cost $0 and $0, respectively)	6,550,448	5,830,501
Distribution payable	3,422,431	3,422,307
Payable for investments purchased	—	12,490,000
Deferred financing costs payable	1,654,667	620,500
Interest payable	232,555	205,027
Directors’ fees payable	97,043	100,000
Accrued expenses and other liabilities	397,949	589,041
Total Liabilities	141,522,473	126,085,766

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,690,480 and 13,689,221 shares issued and outstanding, respectively)	13,689	13,689
Additional paid-in capital	199,077,936	199,066,123
Accumulated net realized loss	(18,612,517)	(11,231,827)
Distributions in excess of net investment income	(2,745,559)	(2,339,304)
Net unrealized depreciation on investments	(8,060,338)	(15,560,569)
Total Net Assets	169,673,211	169,948,112
Total Liabilities and Net Assets	$311,195,684	$296,033,878
Net Asset Value Per Share	$12.39	$12.41

See notes to unaudited consolidated financial statements.

Tables of Contents

CM Finance Inc and subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
Investment Income:	2017	2016
From non-controlled, non-affiliated investments:
Interest income	$6,426,053	$7,368,382
Payment in-kind interest income	292,478	—
Other fee Income	9,879	216,467
Total investment income	6,728,410	7,584,849

Expenses:
Base management fees	1,153,880	1,211,535
Interest expense	1,437,829	991,390
Professional fees	209,041	194,589
Offering expense	186,513	—
Allocation of administrative costs from advisor	127,229	268,242
Amortization of deferred debt issuance costs	125,202	364,196
Directors’ fees	99,667	100,000
Custodian and administrator fees	91,996	108,689
Insurance expense	85,225	92,560
Other expenses	195,652	282,845
Total expenses	3,712,234	3,614,046
Net expenses	3,712,234	3,614,046
Net investment income	3,016,176	3,970,803

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized loss on investments	(7,380,690)	(8,028,289)
Net change in unrealized depreciation in value on investments	7,500,231	8,362,443
Net realized and unrealized gain on investments	119,541	334,154

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,135,717	$4,304,957

Basic and diluted:
Net investment income per share	$0.22	$0.29
Net increase in net assets resulting from operations per share	$0.23	$0.31
Weighted average shares of common stock outstanding	13,689,885	13,680,817

Distributions paid per common share	$0.2500	$0.3516

See notes to unaudited consolidated financial statements.

Tables of Contents

CM Finance Inc and subsidiaries
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2017	2016

Net assets at beginning of period	$169,948,112	$162,749,883

Increase (decrease) in net assets resulting from operations
Operations:
Net investment income	3,016,176	3,970,803
Net realized gain (loss) on investments	(7,380,690)	(8,028,289)
Net change in unrealized appreciation (depreciation) on investments	7,500,231	8,362,443
Net increase in net assets resulting from operations	3,135,717	4,304,957

Stockholder distributions
Distributions from net investment income	(3,422,431)	(4,810,208)
Net decrease in net assets resulting from stockholder distributions	(3,422,431)	(4,810,208)

Capital transactions
Reinvestments of stockholder distributions	11,813	10,884
Net increase in net assets resulting from capital transactions	11,813	10,884

Total increase (decrease) in net assets	(274,901)	(494,367)

Net assets at end of period (including distributions in excess of net investment income of $(2,745,559) and $(2,575,414), respectively)	$169,673,211	$162,255,516

See notes to unaudited consolidated financial statements.

Tables of Contents

CM Finance Inc and subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,135,717	$4,304,957

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(46,766,366)	(24,280,175)
Payment in-kind interest	(292,478)	—
Sales and repayments of investments	30,845,326	33,220,366
Net realized loss (gain) on investments in securities	7,380,690	8,028,289
Net change in unrealized (appreciation) depreciation on investments	(7,500,231)	(8,362,443)
Amortization of discount/premium on investments	(622,715)	(686,653)
Amortization of deferred debt issuance costs	125,202	364,196
Net (increase) decrease in operating assets:
Cash, restricted	6,472,595	1,893,477
Interest receivable	(74,888)	(429,876)
Other receivables	(219,914)	—
Prepaid expenses and other assets	78,294	144,469
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(12,490,000)	871,250
Interest payable	27,528	(5,626)
Directors’ fees payable	(2,957)	—
Accrued expenses and other liabilities	(191,093)	(111,880)
Base management fees payable	21,490	(46,233)
Income-based incentive fees payable	(33,535)	—
Net Cash Provided by (used in) Operating Activities	(20,107,335)	14,904,118
Cash Flows from Financing Activities
Deferred offering costs	149,118
Distributions to shareholders	(3,410,493)	(4,798,894)
Proceeds from borrowing on revolving credit facility	27,260,000	—
Repayments of borrowing on revolving credit facility	—	(15,978,329)
Net Cash Provided by (used in) Financing Activities	23,988,624	(20,777,223)
Net Change in Cash	3,891,289	(5,873,105)
Cash
Beginning of period	10,646,697	18,433,066
End of period	$14,537,986	$12,559,961

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,410,301	$997,016
Issuance of shares pursuant to Dividend Reinvestment Plan	11,813	10,884

See notes to unaudited consolidated financial statements.

Tables of Contents

CM Finance Inc and subsidiaries
Consolidated Schedule of Investments
(Unaudited)
September 30, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC - Revolver(3)	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	$990,099	$—	$—	0.00%
AAR Intermediate Holdings, LLC - Term A	Oilfield Services	3M L+5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.92%
AAR Intermediate Holdings, LLC - Term B	Oilfield Services	3M L+8.00%	1.00%	9/30/2021	10,403,012	4,628,906	6,761,958	3.99%
American Gaming Systems Inc.(4)	Entertainment and Leisure	1M L+5.50%	1.00%	2/15/2024	17,955,000	17,913,393	17,955,000	10.58%
CareerBuilder, LLC(5)	Business Services	3M L+6.75%	1.00%	7/27/2023	18,000,000	17,472,076	17,460,000	10.29%
Dayton Superior Corporation(4)	Construction & Building	3M L+8.00%	1.00%	11/15/2021	9,925,000	9,671,591	9,329,500	5.50%
FPC Holdings, Inc.(4)	Trucking and Leasing	3M L+4.00%	1.25%	11/19/2019	9,586,590	8,678,616	9,442,791	5.56%
Immucor, Inc.(4)	Healthcare-Products/Services	1M L+5.00%	1.00%	6/15/2021	7,481,250	7,409,395	7,481,250	4.41%
Liberty Oilfield Services, LLC(5)	Oilfield Services	3M L+7.625%	1.00%	9/19/2022	10,000,000	9,801,082	9,800,000	5.78%
Medical Solutions L.L.C.(4)	Healthcare-Products/Services	3M L+4.25%	1.00%	6/14/2024	3,990,000	3,970,732	3,990,000	2.35%
Montreign Operating Company, LLC(4)	Entertainment and Leisure	1M L+8.25%	1.00%	1/24/2023	13,232,821	13,285,381	13,232,821	7.80%
PR Wireless, Inc.(5)	Telecommunications	3M L+9.00%	1.00%	6/29/2020	16,447,500	15,556,909	15,460,650	9.11%
Premiere Global Services, Inc.(4)(6)	Business Services	2M L+6.50%	1.00%	12/8/2021	11,203,974	10,559,498	11,091,934	6.54%
Redbox Automated Retail, LLC(4)	Retail	1M L+7.50%	1.00%	9/27/2021	7,000,000	6,822,772	7,000,000	4.12%
U.S. Well Services, LLC	Oilfield Services	1M L+11.00%	1.00%	2/2/2022	4,050,773	4,050,773	4,050,773	2.39%
U.S. Well Services, LLC - Revolver(3)	Oilfield Services	2M L+6.00%	1.00%	2/2/2022	920,856	620,850	620,850	0.36%
Total Senior Secured First Lien Debt Investments					146,137,370	135,392,469	138,628,022	81.70%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(7)(8)	Media	3M L+9.00%	1.00%	8/13/2022	20,000,000	19,053,779	17,200,000	10.14%
Bird Electric Enterprises, LLC - Revolver(3)	Utilities	3M L + 5.00%	—	6/14/2022	1,000,000	—	—	0.00%
Caelus Energy Alaska 03, LLC(4)	Oil and Gas	3M L+7.50%	1.25%	4/15/2020	26,000,000	24,449,009	22,880,000	13.48%
Intermedia Holdings, Inc.(4)	Business Services	3M L+9.50%	1.00%	2/1/2025	5,000,000	4,905,370	4,900,000	2.89%
International Wire Goup, Inc.(5)	Metals and Mining	Fixed 10.75%	—	8/1/2021	11,254,000	11,073,449	10,466,220	6.17%
Lionbridge Technologies, Inc.(4)	Business Services	1M L+9.75%	1.00%	2/28/2025	12,000,000	11,774,554	11,760,000	6.93%
Montrose Environmental Group, Inc.	Environmental Services	1M L+9.50%	1.00%	9/30/2020	20,000,000	19,600,621	19,600,000	11.55%
Premiere Global Services, Inc.(4)	Business Services	3M L+9.50%	1.00%	6/6/2022	15,000,000	14,632,517	14,700,000	8.66%
TouchTunes Interactive Networks, Inc.(5)	Entertainment and Leisure	3M L+8.25%	1.00%	5/27/2022	7,000,000	6,974,010	7,000,000	4.13%
Trident USA Health Services, LLC(4)	Healthcare-Products/Services	3M L+9.50%	1.25%	7/31/2020	21,878,286	21,836,452	12,689,406	7.48%
Total Senior Secured Second Lien Debt Investments					139,132,286	134,299,761	121,195,626	71.43%

See notes to unaudited consolidated financial statements.

Tables of Contents
CM Finance Inc and subsidiaries
Consolidated Schedule of Investments
(Unaudited)
September 30, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
AAR Intermediate Holdings, LLC (Equity Interest)(9)(10)	Oilfield Services				$11,880	$—	$1	0.00%
Bird Electric Enterprises, LLC, Class C Preferred Units(11)	Utilities				10	7,518,750	7,518,750	4.43%
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)(9)	Oil and Gas			4/30/2018	160,000	368,000	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Telecommunications			6/24/2027	201	1,374,009	—	0.00%
U.S. Well Services, LLC(9) (12)	Oilfield Services		Class A Units		2,519,434	1,221,256	4,207,455	2.48%
	Oilfield Services		Class B Units		920,856	-	313,091	0.19%
Total Equity, Warrants and Other Investments					3,612,381	10,482,015	12,039,298	7.10%
Total Non-Controlled/Non-Affiliates					$288,882,037	$280,174,244	271,862,946	160.23%
Liabilities in excess of other assets							(102,189,734)	(60.23)%
Net Assets							$169,673,211	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(13)	Diversified Financial Services		12/5/2019	$102,000,000	$—	$6,550,448	3.87%
Total Assets				102,000,000	—	6,550,448	3.87%

Liabilities
Total Return Swap(9)(13)	Diversified Financial Services	1M L + 2.75%	12/5/2019	102,000,000	—	(6,550,448)	(3.87)%
Total Liabilities				102,000,000	—	(6,550,448)	(3.87)%
Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitments.
(4)	A portion or all is held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(5)	A portion or all is held by the Company indirectly through CM Finance SPV, LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(6)	Security, or a portion thereof, unsettled as of September 30, 2017.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 5.53% of total assets.

(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(9)	Securities are non-income producing.
(10)	CM Finance Inc's investment in AAR Intermediate Holdings, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies, LLC.
(11)	CM Finance Inc’s investment in Bird Electric Enterprises, LLC, Class C Preferred Units is held through its wholly owned subsidiary, Bird Electric Blocker, LLC.
(12)	CM Finance Inc’s investments in U.S. Well Services, LLC Class A and Class B Units are held through its wholly owned subsidiary, U.S. Well Services Blocker, LLC.
(13)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.
1M L – 1 month LIBOR (1.23% as of September 30, 2017)
3M L – 3 month LIBOR (1.33% as of September 30, 2017)
PIK – Payment-In-Kind

See notes to unaudited consolidated financial statements.

Tables of Contents
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

See notes to unaudited consolidated financial statements.

Tables of Contents
CM Finance Inc and subsidiaries
Consolidated Schedule of Investments (continued)
June 30, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(11)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			$11,880	$—	$1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)	Oil and Gas		4/30/2018	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		6/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		2,519,434	1,221,256	1,129,744	0.66%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,398	0.71%

Total Non-Controlled/Non-Affiliates				$284,389,446	$270,467,740	$254,907,171	149.99%

Liabilities in excess of other assets						(84,959,059)	(49.99%)
Net Assets						$169,948,112	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(12)	Diversified Financial Services		12/5/2019	$102,000,000	—	$5,830,501	3.43%

Total Assets				102,000,000	—	5,830,501	3.43%

Liabilities
Total Return Swap(11)(12)	Diversified Financial Services	1M L + 2.75%	12/5/2019	102,000,000	—	(5,830,501)	(3.43%)

Total Liabilities				102,000,000	—	(5,830,501)	(3.43%)

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitment.
(4)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.
(5)	Security, or a portion thereof, unsettled as of June 30, 2017.
(6)	Held by the Company indirectly through CM Finance SPV, LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.
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

See notes to unaudited consolidated financial statements.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 1. Organization

CM Finance Inc (“CMFN” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

On February 11, 2014, the Company completed its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into the Company (the “Merger”). In connection with the Merger, the Company issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). The Company had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of the Company, as the surviving entity. Immediately after the Merger, the Company issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. The Company used all of the proceeds of the sale of shares to Stifel Venture Corp. to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund organic growth, acquisitions, market or product expansion, refinancings, and/or recapitalizations. The Company invests primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

The Company has formed certain additional taxable subsidiaries (collectively, with CM Portfolio Companies LLC, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2017, the Company had three Taxable Subsidiaries: CM Portfolio Companies, LLC, U.S. Well Services Blocker, LLC, and Bird Electric Blocker, LLC. These Taxable Subsidiaries allow The Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2017 and September 30, 2016, $0 and $288,951 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $292,478 and $0 during the three months ended September 30, 2017 and September 30, 2016, respectively.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 2. Significant Accounting Policies (Continued)

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

d. Net Increase in Net Assets Resulting from Operations Per Share

Net increase in net assets resulting from operations per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

f. Cash and Restricted Cash

Cash and restricted cash represent cash held in money market accounts. The Company deposits its cash in financial institutions and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Amounts included in restricted cash have restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

g. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. Offering costs are charged to paid-in-capital upon sale of the shares in an offering. Offering costs that have not yet been charged to paid-in capital are written off when it is no longer probable that the shares to which the offering costs relate will be issued in the future.

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

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 2. Significant Accounting Policies (Continued)

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

Securities that are traded on securities exchanges (including such securities traded in the afterhour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2017 or June 30, 2017.

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

The embedded derivative in the Term Notes (as defined in Note 5) payable from SPV to UBS AG, London Branch (together with its affiliates “UBS”) and Total Return Swaps (the “TRS”) referencing the terms of the Term Notes payable and Revolving Notes (as defined in Note 5) are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivative referencing the Term Notes payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivative in the Term Notes payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid paying any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its shareholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2017 and September 30, 2016, the Company recorded distributions of $3.4 million and $4.8 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended June 30, 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2017
Additional paid-in capital	$(742,700)
Distributions in excess of net investment income	165,192
Accumulated net realized gain (loss)	577,508

The tax character of all distributions paid by the Company during the year ended June 30, 2017 was ordinary income.

At June 30, 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

As of June 30, 2017
Undistributed net investment income	$1,314,066
Accumulated capital gains (losses)	—
Capital loss carryover	(11,231,827)
Unrealized appreciation (depreciation)	(17,062,588)
Distributions payable	(3,422,307)
Components of tax distributable earnings at year end	$(30,402,656)

In addition, as of June 30, 2017, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $557,059.

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

The cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investments on February 5, 2014, at the time the Company priced the Offering.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 2. Significant Accounting Policies (Continued)

As of September 30, 2017 and June 30, 2017, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). In 2016, the FASB issued additional guidance which clarified, amended, and technically corrected prior guidance. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 4. Investments

The Company’s investments, at any time, may include securities and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these financial statements as “investments”).

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At September 30, 2017 and June 30, 2017, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2017 and September 30, 2016, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended September 30,
	2017	2016
Investment purchases, at cost (including PIK interest)	$47,058,844	$24,280,175
Investment sales and repayments	30,845,326	33,220,366

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

The composition of the Company’s investments as of September 30, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$135,392,468	48.32%	$138,628,022	50.99%
Senior Secured Second Lien Debt Investments	134,299,761	47.94	121,195,626	44.58
Equity, Warrants and Other Investments	10,482,015	3.74	12,039,298	4.43
Embedded derivative— Notes Payable	—	—	6,550,448	2.41
Total Return Swap	—	—	(6,550,448)	(2.41)
Total	$280,174,244	100.00%	$271,862,946	100.00%

The composition of the Company’s investments as of June 30, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$123,501,005	45.66%	$127,103,981	49.86%
Senior Secured Second Lien Debt Investments	144,211,470	53.32	126,593,792	49.66
Equity, Warrants and Other Investments	2,755,265	1.02	1,209,398	0.48
Embedded derivative - Notes Payable	—	—	5,830,501	2.29
Total Return Swap	—	—	(5,830,501)	(2.29)
Total	$270,467,740	100.00%	$254,907,171	100.00%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$59,911,934	22.04%
Entertainment and Leisure	38,187,821	14.05
Oilfield Services	30,704,623	11.29
Healthcare-Products/Services	24,160,656	8.89
Oil and Gas	22,880,001	8.42
Environmental Services	19,600,000	7.21
Media	17,200,000	6.33
Telecommunications	15,460,650	5.69
Metals and Mining	10,466,220	3.85
Trucking and Leasing	9,442,791	3.47
Construction & Building	9,329,500	3.43
Utilities	7,518,750	2.77
Retail	7,000,000	2.56
Total	$271,861,946	100.00%

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$42,602,231	16.71%
Entertainment and Leisure	38,187,821	14.98
Telecommunications	30,593,524	12.00
Healthcare-Products/Services	28,470,063	11.17
Trucking and Leasing	23,001,112	9.02
Oil and Gas	22,100,080	8.67
Oilfield Services	17,594,035	6.90
Media	15,400,000	6.04
Metals and Mining	11,057,055	4.34
Construction & Building	9,950,000	3.91
Utilities	7,518,750	2.95
Retail	7,437,500	2.92
Consumer Products	995,000	0.39
Total	$254,907,171	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2017:

	Fair Value	Percentage of Total Investments
U.S. West	$75,940,704	27.93%
U.S. Southeast	48,733,834	17.92
U.S. Northeast	42,459,041	15.62
U.S. Midwest	38,250,000	14.07
U.S. Southwest	36,589,961	13.46
Europe	17,200,000	6.33
U.S. Mid-Atlantic	12,689,406	4.67
Total	$271,862,946	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$56,376,504	22.12%
U.S. Southeast	48,867,831	19.17
U.S. Northeast	44,044,876	17.28
U.S. Southwest	32,844,487	12.88
U.S. Mid-Atlantic	32,157,987	12.62
U.S. Midwest	25,215,486	9.89
Europe	15,400,000	6.04
Total	$254,907,171	100.00%

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

The Company’s primary investment objective is to maximize total return to shareholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund organic growth, acquisitions, market product expansion, refinancings and/or recapitalizations. During the three months ended September 30, 2017, the Company made investments in three new portfolio companies of approximately $46.9 million to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2017, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The Company has determined that the Term Notes payable from SPV to UBS related to the Term Financing (discussed further in Note 5) contains an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivative is included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivative in the Unaudited Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at September 30, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$6,550,448	$102,000,000	1
Embedded derivatives
Notes Payable	6,550,448	—	102,000,000	1
Gross fair value of derivative contracts	$6,550,448	$6,550,448
Counterparty netting	—	—
Net fair value of derivative contracts	$6,550,448	$6,550,448
Collateral not offset	—	—
Net amount	$6,550,448	$6,550,448

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$5,830,501	$102,000,000	1
Embedded derivatives
Notes Payable	5,830,501	—	102,000,000	1
Gross fair value of derivative contracts	$5,830,501	$5,830,501
Counterparty netting	—	—
Net fair value of derivative contracts	$5,830,501	$5,830,501
Collateral not offset	—	—
Net amount	$5,830,501	$5,830,501

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2017 and September 30, 2016, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended September 30,
	2017	2016
Total Return Swaps	$719,947	$212,527
Embedded derivatives
Notes Payable	(719,947)	(212,527)
Total	$—	$—

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

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$138,628,022	$138,628,022
Senior Secured Second Lien Debt Investments	—	—	121,195,626	121,195,626
Equity, Warrants and Other Investments	—	—	12,039,298	12,039,298
Total Investments	—	—	271,862,946	271,862,946
Derivatives
Embedded Derivative Notes Payable	—	—	6,550,448	6,550,448
Total Derivatives	—	—	6,550,448	6,550,448
Total Assets	$—	$—	$278,413,394	$278,413,394

Liabilities
Derivatives
Total Return Swaps	$—	$—	$6,550,448	$6,550,448
Total Derivatives	—	—	6,550,448	6,550,448
Total Liabilities	$—	$—	$6,550,448	$6,550,448

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$127,103,981	$127,103,981
Senior Secured Second Lien Debt Investments	—	—	126,593,792	126,593,792
Equity, Warrants and Other Investments	—	—	1,209,398	1,209,398
Total Investments	—	—	254,907,171	254,907,171
Derivatives
Embedded derivative Notes Payable	—	—	5,830,501	5,830,501
Total Derivatives	—	—	5,830,501	5,830,501
Total Assets	$—	$—	$260,737,672	$260,737,672
Liabilities
Derivatives
Total Return Swaps	$—	$—	$5,830,501	$5,830,501
Total Derivatives	—	—	5,830,501	5,830,501
Total Liabilities	$—	$—	$5,830,501	$5,830,501

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 4. Investments (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$1,209,398	$254,907,171
Purchases (including PIK interest)	27,458,844	19,600,000	-	47,058,844
Sales	(15,752,403)	(15,092,924)	-	(30,845,327)
Amortization	258,578	364,138	-	622,716
Net realized gains (losses)	(69,580)	(7,311,110)	-	(7,380,690)
Transfers in	-	-	7,518,750	7,518,750
Transfers out	-	(7,518,750)	-	(7,518,750)
Net change in unrealized (depreciation) appreciation	(371,398)	4,560,480	3,311,150	7,500,232
Balance as of September 30, 2017	$138,628,022	$121,195,626	$12,039,298	$271,862,946
Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2017	$(470,447)	$(2,753,277)	$3,311,150	$87,426

	Total Return Swaps	Embedded derivatives- Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	(719,947)	719,947	—
Balance as of September 30, 2017	$(6,550,448)	$6,550,448	$—
Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2017	$(719,947)	$719,947	$—

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

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

During the three months ended September 30, 2017 and September 30, 2016, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2017 and June 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of September 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$98,135,201	Yield Analysis	Market Yields	9.7%		4.3% - 18.4%
Senior Secured First Lien Debt Investments	13,232,821	Yield Analysis	Market Comparable	101.0%		100.8% - 101.3%
Senior Secured First Lien Debt Investments	27,260,000	Recent Purchase	Recent Purchase	N/A		N/A
Senior Secured Second Lien Debt Investments	101,595,626	Yield Analysis	Market Yields	17.9%		8.4% - 68.9%
Senior Secured Second Lien Debt Investments	19,600,000	Recent Purchase	Recent Purchase	N/A		N/A
Equity, Warrants and Other Investments	12,039,298	EV Multiple	EBITDA multiple	9.74	x	1.15x - 14.90	x
Total Return Swaps	(6,550,448)	Intrinsic Value	Intrinsic Value	N/A		N/A
Embedded Derivatives - Notes Payable	6,550,448	Intrinsic Value	Intrinsic Value	N/A		N/A

	Fair Value as of June 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$83,516,160	Yield Analysis	Market Yields	9.7%		5.2%-17.8%
Senior Secured First Lien Debt Investments	43,587,821	Recent Purchase	Recent Purchase	N/A		N/A
Senior Secured Second Lien Debt Investments	108,536,737	Yield Analysis	Market Yields	14.6%		7.4%-33.8%
Senior Secured Second Lien Debt Investments	18,057,055	Recent Purchase	Recent Purchase	N/A		N/A
Equity, Warrants and Other Investments	1,209,398	EV Multiple	Revenue	2.0	x	2.0	x
Total Return Swaps	(5,830,501)	Intrinsic Value	Intrinsic Value	N/A		N/A
Embedded derivatives—Note Payable	5,830,501	Intrinsic Value	Intrinsic Value	N/A		N/A

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Note 5. Notes Payable

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”) which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. There were no upfront costs paid in the establishment of the Citi Revolving Financing.

Borrowings under the Citi Revolving Financing will generally bear interest at a rate per annum equal to London Interbank Offered Rate (“LIBOR”)  plus 4.85%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing requires the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing are based on a borrowing base. The Citi Revolving Financing generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The Citi Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of September 30, 2017, there were $27.3 million in borrowings outstanding under the Citi Revolving Financing.

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015 and February 28, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2019 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. The Company pays interest on the face amount of the Term Financing at a rate of one month LIBOR plus a spread of 2.75% per annum (the “Financing Rate”). For the period December 6, 2018 through December 5, 2019 the Company will pay interest on the face amount of the Term Financing at a rate of one month LIBOR plus a spread of 2.55% per annum. Prior to September 26, 2014, the Company paid interest on the Term Financing at a rate of one month LIBOR plus a spread of 2.85% per annum. There were no upfront costs paid in the establishment of the Term Financing.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “UBS Revolving Financing” and together with the Term Financing, the “UBS Financing Facility”), which expired in accordance with its terms on December 5, 2016. From December 4, 2013 through September 24, 2014 the UBS Revolving Financing bore an interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the UBS Revolving Financing bore an interest rate at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion. As of September 30, 2017 and June 30, 2017, there were no borrowings outstanding on the UBS Revolving Financing.

This financing transaction with UBS was initially executed in four steps:

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2017 and June 30, 2017, the fair value of the Notes Payable was estimated at $129.3 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and Citi Revolving Financing and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2017, SPV and LLC had aggregate assets of $248.9 million, which included $242.3 million of the Company’s portfolio investments at fair value, $1.4 million of accrued interest receivable and $5.2 million in cash held by the trustees of the Term Financing and Citi Revolving Financing Facility. As of June 30, 2017, SPV and LLC had assets of $203.4 million, which included $180.1 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $22.3 million in cash held by the trustee of the UBS Term Financing. For the three months ended September 30, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Citi Revolving Facility was $113.0 million and 6.16%, respectively. For the three months ended September 30, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing and the Citi Revolving Financing was $123.6 million and 3.18%, respectively.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 24, 2017	September 7, 2017	September 8, 2017	October 5, 2017	$0.2500	1st 2018
November 7, 2017	December 14, 2017	December 15, 2017	January 4, 2018	$0.2500	2nd 2018

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2017:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$990,099	0.50	9/30/21
Bird Electric Enterprises LLC	1,000,000	6.50	6/14/22
U.S. Well Services, LLC	300,006	0.00	1/31/22
Total Unfunded Commitments	$2,290,105

The following table details the Company’s unfunded commitments as of June 30, 2017:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$792,079	0.50	9/30/21
U.S. Well Services, LLC	413,342	0.00	1/31/22
Total Unfunded Commitments	$1,205,421

Note 7. Agreements and Related Party Transactions

Related Party Transactions

In connection with the Offering, the Adviser paid $3.45 million or 50.0% of the total underwriting costs, and offering costs in excess of the $1.2 million paid by Company.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 7. Agreements and Related Party Transactions (Continued)

Investment Advisory Agreement

Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and fair value of derivatives associated with the Company’s financing, and an incentive fee consisting of two parts.

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

The Adviser agreed to permanently waive all or portions of the incentive fee for the calendar year ended December 31, 2016 to the extent required to support an annualized dividend yield of 9.375% per annum. The Adviser has not contractually agreed to voluntarily waive any fees under the Advisory Agreement for the calendar year ended December 31, 2017 or thereafter.

For the three months ended September 30, 2017, $1,153,880 in base management fees were earned by the Adviser, of which $1,153,880 was payable at September 30, 2017. For the three months ended September 30, 2016, $1,211,535 in base management fees were earned by the Adviser, of which $1,211,535 was payable at September 30, 2016.

For the three months ended September 30, 2017, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2017, $240,538 of incentive fees are currently payable to the Adviser and $221,883 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2016, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2016, $7,388 of such incentive fees were payable to the Adviser and $268,152 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of September 30, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 7. Agreements and Related Party Transactions (Continued)

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser pursuant (the “Administration Agreement”) to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its shareholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $127,229 under the Administration Agreement for the three months ended September 30, 2017. The Company incurred costs of $268,242 under the administration agreement for the three months ended September 30, 2016.

As of September 30, 2017 and June 30, 2017, the Company recorded $11,959 and $85,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Five of the investment professionals employed by the Adviser as part of the investment team are also employees of Stifel. Although these investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel and the Adviser, and as a result, may continue to engage in investment advisory activities for Stifel. As of September 30, 2017, Stifel Venture Corp. (“Stifel”) owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2017 and September 30, 2016, the Company recorded directors’ fees of $99,667 and $100,000, respectively, of which $97,043 and $100,000 were payable at September 30, 2017 and September 30, 2016, respectively.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 9. Net Change in Net Assets Resulting from Operations Per Share

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended September 30,
	2017	2016
Net increase in net assets resulting from operations	$3,135,717	$4,304,957
Weighted average shares of common stock outstanding	13,689,885	13,680,817
Basic/diluted net increase in net assets from operations per share	$0.23	$0.31

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its shareholders since the Offering in February 2014. Shareholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500

*	Special distribution

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 10. Distributions (Continued)

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the three months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,
	2017		2016
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$3,422,431	100%	$4,810,208	100%
Long-term capital gains	—	—	—	—
Total	$3,422,431	100%	$4,810,208	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,689,221	$200,568,530	13,679,686	$200,482,695
Reinvestments of shareholder distributions	1,259	11,813	1,224	10,884
Balance at end of period	13,690,480	$200,580,343	13,680,910	$200,493,579

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$12.41	$11.90

Net investment income	0.22	0.29
Net realized and unrealized gains (losses)	0.01	0.02
Net increase in net assets resulting from operations	0.23	0.31

Capital transactions(2)
Dividends from net investment income	(0.25)	(0.35)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.25)	(0.35)

Net asset value, end of period	$12.39	$11.86
Market value per share, end of period	$9.35	$9.10

Total return based on market value(3)(4)	(3.95)%	6.51%

Shares outstanding at end of period	13,690,480	13,680,910

Ratio/Supplemental Data:
Net assets, at end of period	$169,673,211	$162,255,516
Ratio of total expenses to average net assets(5)	8.70%	8.82%
Ratio of net expenses to average net assets(5)	8.70%	8.82%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.66%	3.31%
Ratio of net investment income before fee waiver to average net assets(5)	7.07%	9.69%
Ratio of net investment income after fee waiver to average net assets(5)	7.07%	9.69%
Total Notes Payable	$129,260,000	$116,500,000
Asset Coverage Ratio(6)	2.31	2.39
Portfolio Turnover Rate(4)	12%	13%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)
Total returns are historical and are calculated by determining the percentage change in the market value with all dividends and distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan. Total investment return does not reflect sales load.

(4)	Not annualized.
(5)	Annualized.
(6)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Tables of Contents
CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Loan Amendment/Consent Fee	$9,879	$216,467
Other Fee Income	$9,879	$216,467

Note 14. Tax Information

As of September 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$280,174,244
Gross unrealized appreciation	7,134,749
Gross unrealized depreciation	(15,446,047)
Net unrealized investment depreciation	$(8,311,298)

As of June 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$271,969,759
Gross unrealized appreciation	3,709,069
Gross unrealized depreciation	(20,771,659)
Net unrealized investment depreciation	$(17,062,590)

Tables of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company ("RIC") and as a business development company ("BDC");

•	our ability to obtain exemptive relief from the Securities and Exchange Commission ("SEC"); and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

Overview

CM Finance Inc (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”).

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle market companies to help these companies fund organic growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. We invest primarily in lower middle-market companies in the form of unitranche loans, standalone first and second lien loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

Tables of Contents

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

We have formed certain additional taxable subsidiaries (collectively, with CM Portfolio Companies LLC, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2017, we had three taxable Subsidiaries: CM Portfolio Companies, LLC, U.S. Well Services Blocker, LLC, and Bird Electric Blocker, LLC. These Taxable Subsidiaries allow The Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

Tables of Contents

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

As of September 30, 2017 and June 30, 2017, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Tables of Contents

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2017, we had one investment on non-accrual status, which represented approximately 2.8% of our portfolio at fair value. As of June 30, 2017, we had one investment on non-accrual status, which represented approximately 3.00% of our portfolio at fair value.

Financing Facility

We have, through SPV, our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the "Term Financing"), due December 5, 2019 with UBS AG, London Branch (together with its affiliates "UBS"). The Term Financing is collateralized by a portion of the debt investments in our portfolio. We pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.75% per annum through December 5, 2018. For the period from December 5, 2018 through December 5, 2019, we will pay interest on the face amount of the Term Financing monthly at a rate of LIBOR plus 2.55% per annum. As of September 30, 2017 and June 30, 2017, we had $102.0 million and $102.0 million outstanding under the Term Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the "Citi Revolving Facility") with Citibank, N.A. ("Citibank"), which is secured by collateral consisting primarily of commercial loans and corporate bonds. The Citi Revolving Financing will expire on May 1, 2019. Borrowings under the Citi Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate is equal to the interest rate then in effect plus 2.00%. As of September 30, 2017 and June 30, 2017, $27.3 and $0.0 million was outstanding on the Revolving Financing, respectively. We refer to the Term Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2017, approximately 5.53% of our total assets were non-qualifying assets.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

Tables of Contents

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Advisory Agreement, and administration fees and our allocable portion of overhead under the Administration Agreement. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization and our offering;

•	valuing our assets and calculating our net asset value per share (including the cost and expenses of any independent valuation firm(s));

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

•
administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, equipment and the allocable portion of the cost of our chief compliance officer, chief financial officer and his staffs’ compensation and compensation-related expenses);

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders including printing costs;

•	costs associated with individual or group stockholders;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other non-investment advisory expenses incurred by us or the Adviser in connection with administering our business.

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

At September 30, 2017, our investment portfolio of $271.9 million (at fair value) consisted of investments in 23 portfolio companies, of which 51.0% were first lien investments, 44.6% were second lien investments, and 4.4% were in equities, warrants and other positions. At September 30, 2017, our average and largest portfolio company investment at fair value was $11.8 million and $25.8 million, respectively.

At June 30, 2017, our investment portfolio of $254.9 million (at fair value) consisted of investments in 23 portfolio companies, of which 49.9% were first lien investments,  49.7% were second lien investments, and 0.4% were in equity and warrant positions. At June 30, 2017, our average and largest portfolio company investment at fair value was $11.1 million and $25.9 million, respectively.

As of September 30, 2017 and June 30, 2017, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.67% and 9.73%, respectively. As of September 30, 2017 and June 20, 2017, respectively, our weighted average yield on all investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.29% and 9.64%, respectively.

Tables of Contents

At September 30, 2017 and June 30, 2017, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at September 30, 2017	Percentage of Total Portfolio at June 30, 2017
Business Services	22.04%	16.71%
Entertainment and Leisure	14.05	14.98
Oilfield Services	11.29	6.90
Healthcare-Products/Services	8.89	11.17
Oil and Gas	8.42	8.67
Environmental Services	7.21	—
Media	6.33	6.04
Telecommunications	5.69	12.00
Metals and Mining	3.85	4.34
Trucking and Leasing	3.47	9.02
Construction & Building	3.43	3.91
Utilities	2.77	2.95
Retail	2.56	2.92
Consumer Products	—	0.39
Total	100.00%	100.00%

During the three months ended September 30, 2017, we added three new investments totaling approximately $46.9 million. All three of these investments were in new portfolio companies. Of the new investments, 58.2% consisted of first lien investments and 41.8% second lien investments.

At September 30, 2017, 96.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.0% bore interest at fixed rates. At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.3% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2017, we had three investments with an unfunded commitment with aggregate unfunded commitments of $2.3 million, and as of June 30, 2017, we had two such investments with an unfunded commitment with aggregate unfunded commitments of $1.2 million.

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

Tables of Contents

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of September 30, 2017			As of June 30, 2017
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	230,750,166	84.9	18	212,729,243	83.5	18
3	14,142,664	5.2	2	27,899,860	10.9	3
4	19,451,364	7.2	1	6,759,238	2.7	1
5	7,518,752	2.7	2	7,518,830	2.9	2
Total	$271,862,946	100.0%	23	$254,907,171	100.0%	24

Results of Operations

Comparison of the three months ended September 30, 2017 and September 30, 2016

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2017 decreased to $6.7 million from $7.6 million for the three months ended September 30, 2016, primarily due to the repayment of portfolio companies with higher yields and a higher percentage of uninvested cash during the quarter ended September 30, 2017.

Expenses

Total expenses for the three months ended September 30, 2017 increased to $3.7 million, compared to $3.6 million for the three months ended September 30, 2016, primarily due to an increase in interest expenses related to borrowings.

Net investment income

Net investment income decreased to $3.0 million for the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016, primarily due to a decrease in investment income primarily due to the repayment of portfolio companies with higher yields, a higher percentage of uninvested cash and an increase in interest expense related to borrowings.

Net realized gain or loss

During the three months ended September 30, 2017, we had a realized loss of $7.4 million, primarily due to the restructuring of Bird Electric Enterprises, LLC.

The net realized loss on investments totaled $8.0 million for the three months ended September 30, 2016, primarily due to the restructuring of AAR Intermediate Holdings, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $7.5 million for the three months ended September 30, 2017, primarily due to the restructuring of Bird Electric Enterprises, LLC and an increase in valuations of certain investments.

Tables of Contents

During the three months ended September 30, 2016, we recorded a net change in unrealized depreciation of $8.4 primarily due to the restructuring of AAR Intermediate Holdings, LLC and an increase in valuations of certain investments.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2017, our unrestricted cash balance increased by $3.9 million. During that period, we used $20.1 million in cash from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $47.0 million, offset by sales of investments of $30.8 million in portfolio companies. During the same period, cash increased by $24.0 million from financing activities, consisting primarily of $3.4 million of distributions paid to our stockholders and $27.3 million of borrowings from the Citi Revolving Facility.

Capital Resources

As of September 30, 2017, we had $14.5 million of cash as well as $16.1 million in restricted cash and $22.7 million of capacity under the Citi Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Citi Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Tables of Contents

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

The Adviser agreed to permanently waive all or portions of the incentive fee for the calendar year ended December 31, 2016 to the extent required to support an annualized dividend yield of 9.375% per annum. The Adviser has not contractually agreed to voluntarily waive any fees under the Advisory Agreement for the calendar year ended December 31, 2017 or thereafter.

For the three months ended September 30, 2017 and September 30, 2016, $1,153,880 and $1,211,535 in base management fees were earned by the Adviser, respectively, of which $1,153,880  and $1,211,535 were payable at September 30, 2017 and September 30, 2016, respectively.

For the three months ended September 30, 2017, we incurred no incentive fees related to pre-incentive fee net investment income. As of September 30, 2017, $240,538 of previous incentive fees are currently payable to the Adviser, which consist of $221,883 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2016, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2016, $7,388 of previous incentive fees are currently payable to the Adviser, which consist of $268,152 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of September 30, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of September 30, 2016, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

With respect to the incentive fee expense accrual relating to the unrealized capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement.

Tables of Contents

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

Prior to our election to be regulated as a BDC on February 5, 2014, no management or incentive fees were due and payable.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017, our off-balance sheet arrangements consisted of $2.3 million in unfunded commitments to three of our portfolio companies.

Recent Developments

  The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended September 30, 2017 through November 7, 2017 the Company invested $8.0 million in new and existing portfolio companies and received repayment or sales proceeds of $7.0 million.

On November 7, 2017, the Board of Directors of the Company declared a distribution for the quarter ended December 31, 2017 of $0.25 per share payable on January 4, 2018 to shareholders of record as of December 15, 2017.

Tables of Contents

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2017, 91.7% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2017, a 1.00% increase in interest rates would increase our net interest income by approximately 6.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.5%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended September 30, 2017, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Tables of Contents

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Amendment Agreement, dated as of September 1, 2017, by and among CM Finance SPV LTD., U.S. Bank National Association, CM Investment Partners LLC and CM Finance Inc*

11.1	Computation of Per Share Earnings (included in “Note 9. Earnings Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2017

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer