Form 10-Q
period 2017-12-31
CM Finance Inc
filed 2018-02-07
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 6, 2018 was 13,691,452.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

Assets	December 31, 2017 (Unaudited)	June 30, 2017
Non-controlled, non-affiliated investments, at fair value (amortized cost of $293,670,448 and $270,467,740, respectively)	$286,531,168	$254,907,171
Derivatives, at fair value (cost $0 and $0, respectively)	615,887	5,830,501
Cash	5,396,195	10,646,697
Cash, restricted	1,724,789	22,616,177
Interest receivable	4,340,841	1,627,774
Dividend receivable	189,583	—
Other receivables	179,819	—
Deferred offering costs	58,344	186,513
Prepaid expenses and other assets	48,594	219,045
Total Assets	$299,085,220	$296,033,878

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	17,830,000	—
Deferred debt issuance costs	(2,344,525)	(578,074)
Notes payable, net	117,485,475	101,421,926
Base management fees payable	2,315,233	1,132,391
Income-based incentive fees payable	1,162,320	274,073
Derivatives, at fair value (cost $0 and $0, respectively)	615,887	5,830,501
Dividend payable	3,422,622	3,422,307
Payable for investments purchased	—	12,490,000
Deferred financing costs payable	2,071,167	620,500
Interest payable	283,367	205,027
Directors' fees payable	96,746	100,000
Accrued expenses and other liabilities	522,666	589,041
Total Liabilities	127,975,483	126,085,766

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,690,480 and 13,689,221 shares issued and outstanding, respectively)	13,690	13,689
Additional paid-in capital	199,077,935	199,066,123
Accumulated net realized loss	(18,612,517)	(11,231,827)
Distributions in excess of net investment income	(2,481,050)	(2,339,304)
Net unrealized depreciation on investments	(6,888,321)	(15,560,569)
Total Net Assets	171,109,737	169,948,112
Total Liabilities and Net Assets	$299,085,220	$296,033,878
Net Asset Value Per Share	$12.50	$12.41

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
Investment Income:	2017	2016	2017	2016
Interest income	$7,538,152	$8,792,597	$13,964,204	$16,160,979
Payment in-kind interest income	722,039	—	1,014,517	—
Payment in-kind dividend income	189,583	—	189,583	—
Other fee income	—	359,494	9,879	575,961
Total investment income	8,449,774	9,152,091	15,178,183	16,736,940

Expenses:

Interest expense	1,601,261	1,037,818	3,039,090	2,029,208
Base management fees	1,161,353	1,183,946	2,315,233	2,395,481
Income-based incentive fees	921,782	1,095,515	906,758	1,095,515
Professional fees	236,024	229,804	445,064	424,393
Allocation of administrative costs from advisor	184,561	148,710	311,790	416,952
Amortization of deferred debt issuance costs	179,514	364,195	304,716	728,391
Custodian and administrator fees	113,443	107,473	205,439	216,162
Directors’ fees	99,000	99,999	198,667	199,999
Insurance expense	85,225	92,651	170,451	185,211
Offering expense	—	—	186,513	—
Other expenses	180,482	123,210	391,158	406,055
Total expenses	4,762,645	4,483,321	8,474,879	8,097,367
Waiver of income-based incentive fees	—	(203,242)	—	(203,242)
Net expenses	4,762,645	4,280,079	8,474,879	7,894,125
Net Investment Income	3,687,129	4,872,012	6,703,304	8,842,815

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	—	39,502	(7,380,690)	(7,988,787)
Net change in unrealized appreciation in value of investments	1,172,018	3,642,584	8,672,249	12,005,027
Net realized and unrealized gain on investments	1,172,018	3,682,086	1,291,559	4,016,240

Net increase in net assets resulting from operations	$4,859,147	$8,554,098	$7,994,863	$12,859,055

Basic and diluted:
Net investment income per share	$0.27	$0.36	$0.49	$0.64
Net increase in net assets resulting from operations per share	$0.35	$0.62	$0.58	$0.94
Weighted average shares of common stock outstanding	13,690,480	13,686,865	13,690,182	13,683,841

Distributions paid per common share	$0.2500	$0.3516	$0.5000	$0.7032

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended December 31,
	2017	2016

Net assets at beginning of period	$169,948,112	$162,749,883

Increase (decrease) in net assets resulting from operations
Operations:
Net investment income	6,703,304	8,842,815
Net realized gain (loss) on investments	(7,380,690)	(7,988,787)
Net change in unrealized appreciation (depreciation) on investments	8,672,249	12,005,027
Net increase/(decrease) in net assets resulting from operations	7,994,863	12,859,055

Stockholder distributions
Distributions from net investment income	(6,845,051)	(9,622,655)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from stockholder distributions	(6,845,051)	(9,622,655)

Capital transactions
Reinvestments of stockholder distributions	11,813	67,768
Net increase in net assets resulting from capital transactions	11,813	67,768

Total increase (decrease) in net assets	1,161,625	3,304,168

Net assets at end of period (including distributions in excess of net investment income of $(2,481,050) and $(2,515,849), respectively)	$171,109,737	$166,054,051

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$7,994,863	$12,859,055

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(81,850,777)	(48,982,799)
Payment in-kind interest	(1,014,517)	—
Payment in-kind dividends	(189,583)	—
Sales and repayments of investments	54,842,377	81,125,266
Net realized loss (gain) on investments in securities	7,380,690	7,988,787
Net change in unrealized (appreciation) depreciation on investments	(8,672,249)	(12,005,027)
Amortization of discount/premium on investments	(2,119,937)	(1,410,931)
Amortization of deferred debt issuance costs	304,716	728,391
Net (increase) decrease in operating assets:
Cash, restricted	20,891,388	(9,768,655)
Interest receivable	(2,713,068)	367,273
Dividends receivable	(189,583)	—
Other receivables	(179,819)	—
Prepaid expenses and other assets	170,451	233,712
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(12,490,000)	1,136,250
Interest payable	78,340	86,424
Directors fees payable	(3,254)	—
Accrued expenses and other liabilities	(66,375)	(294,540)
Base management fees payable	1,182,842	1,137,713
Income-based incentive fees payable	888,247	892,273
Net Cash Provided by (used in) Operating Activities	(15,755,248)	34,093,192

Cash Flows from Financing Activities
Payment for deferred financing costs	(620,500)	(258,542)
Deferred offering costs	128,169	—
Distributions to shareholders	(6,832,923)	(9,552,219)
Proceeds from borrowing on revolving credit facility	45,090,000	18,532,649
Repayments of borrowing on revolving credit facility	(27,260,000)	(34,678,329)
Net Cash Provided by (used in) Financing Activities	10,504,746	(25,956,441)
Net Change in Cash	(5,250,502)	8,136,751

Cash
Beginning of period	10,646,697	18,433,066
End of period	$5,396,195	$26,569,817

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$2,960,751	$1,942,784
Issuance of shares pursuant to Dividend Reinvestment Plan	11,813	67,768

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Revolver(3)(4)	Oilfield Services	3M L+5.00%	1.00%	9/30/2021	$990,099	$297,030	$297,030	0.17%
1888 Industrial Services, LLC - Term A(3)	Oilfield Services	3M L+5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.89%
1888 Industrial Services, LLC - Term B(3)	Oilfield Services	3M L+8.00%	1.00%	9/30/2021	10,574,687	4,800,580	7,931,015	4.64%
American Gaming Systems Inc.(5)	Entertainment and Leisure	1M L+5.50%	1.00%	2/15/2024	20,503,484	20,463,310	20,503,484	11.98%
CareerBuilder, LLC(5)	Business Services	3M L+6.75%	1.00%	7/27/2023	17,775,000	17,271,300	17,241,750	10.08%
Dayton Superior Corporation(5)	Construction & Building	3M L+8.00%	1.00%	11/15/2021	9,900,000	9,659,884	8,712,000	5.09%
FPC Holdings, Inc.(5)	Trucking and Leasing	3M L+4.00%	1.25%	11/19/2019	9,586,590	8,775,648	9,490,724	5.55%
Immucor, Inc.(5)	Healthcare- Products/Services	1M L+5.00%	1.00%	6/15/2021	7,462,500	7,395,180	7,462,500	4.36%
Liberty Oilfield Services, LLC(5)	Oilfield Services	1M L+7.625%	1.00%	9/19/2022	9,975,000	9,785,440	9,775,500	5.71%
Medical Solutions L.L.C.(5)	Healthcare- Products/Services	1M L+4.25%	1.00%	6/14/2024	3,980,000	3,961,384	3,980,000	2.33%
Montreign Operating Company, LLC(5)	Entertainment and Leisure	1M L+8.25%	1.00%	1/24/2023	13,232,821	13,284,264	13,232,820	7.73%
PR Wireless, Inc.(4)(5)(6)	Telecommunications	3M L+5.25%	1.00%	6/27/2020	16,866,649	16,866,650	16,866,650	9.86%
Premiere Global Services, Inc.(5)(6)	Business Services	3M L+6.50%	1.00%	12/8/2021	11,052,158	10,451,103	10,831,115	6.33%
U.S. Well Services, LLC	Oilfield Services	1M L+11.00%	1.00%	2/2/2022	4,175,981	4,175,982	4,175,982	2.44%
U.S. Well Services, LLC - Revolver(4)	Oilfield Services	2 M L +6.00%	1.00%	2/2/2022	920,856	705,852	705,852	0.41%
Zinc Acquistion Holdings, LP(5)	Chemicals	3M L+10.00%	1.00%	9/24/2024	7,500,000	7,426,584	7,425,000	4.34%
Total Senior Secured First Lien Debt Investments					149,446,320	140,270,686	143,581,917	83.91%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(5)(7)(8)	Media	3M L+9.00%	1.00%	8/13/2022	20,000,000	19,090,839	19,000,000	11.11%
Bird Electric Enterprises, LLC - Revolver(4)	Utilities	Fixed 6.50%	—	6/14/2022	1,000,000	0	0	0.00%
Caelus Energy Alaska 03, LLC(5)	Oil and Gas	3M L+7.50%	1.25%	4/15/2020	26,000,000	24,579,463	22,880,000	13.37%
Intermedia Holdings, Inc.(5)	Business Services	3M L+9.50%	1.00%	2/1/2025	5,000,000	4,907,508	4,900,000	2.86%
International Wire Group, Inc.	Metals and Mining	Fixed 10.75%	—	8/1/2021	11,254,000	11,083,030	10,241,140	5.99%
Lionbridge Technologies, Inc.(5)	Business Services	1M L+9.75%	1.00%	2/28/2025	12,000,000	11,779,522	12,000,000	7.01%
Montrose Environmental Group, Inc.	Environmental Services	3M L+9.50%	—	9/30/2020	20,000,000	19,629,558	19,600,000	11.46%
Premiere Global Services, Inc.(5)	Business Services	3M L+9.50%	1.00%	6/6/2022	15,000,000	14,648,079	14,550,000	8.50%
TouchTunes Interactive Networks, Inc.(5)	Entertainment and Leisure	1M L+8.25%	1.00%	5/27/2022	7,000,000	6,975,141	7,000,000	4.09%
Trident USA Health Services, LLC - Tranche A	Healthcare- Products/Services	3M L+9.50%	1.25%	7/31/2020	2,426,201	2,421,914	307,400	0.18%
Trident USA Health Services, LLC - Tranche B	Healthcare- Products/Services	3M L+9.50%	1.25%	7/31/2020	19,452,085	19,417,716	10,243,468	5.99%
ZeroChaos Parent, LLC(5)	Business Services	2M L+8.25%	1.00%	10/31/2023	8,000,000	7,861,977	7,860,000	4.59%
Total Senior Secured Second Lien Debt Investments					147,132,286	142,394,747	128,582,008	75.15%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Trident USA Health Services, LLC - Holdco A Note	Healthcare- Products/Services	—	—	7/31/2020	$2,426,201	$0	$823,695	0.48%
					2,426,201	0	823,695	0.48%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(3)(9)(10)	Oilfield Services				11,880	0	1	0.00%
Bird Electric Enterprises, LLC, Class C Preferred Units(11)	Utilities				10	7,518,750	8,500,000	4.97%
Endeavour International Holding B.V., $3.01 strike (Warrants)(8)(9)	Oil and Gas			4/30/2018	160,000	368,000	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Telecommunications			6/24/2027	201	1,374,009	0	0.00%
U.S. Well Services, LLC(9)(12)	Oilfield Services		Class A Units		2,519,434	1,221,256	4,207,455	2.46%
	Oilfield Services		Class B Units		920,856	0	313,091	0.18%
Zinc Acquisition Holdings, LP (Common Stock)(13)	Chemicals				523	523,000	523,000	0.31%
Total Equity, Warrants and Other Investments					3,612,904	11,005,015	13,543,548	7.92%
Total Non-Controlled/Non-Affiliates					$302,617,711	$293,670,448	$286,531,168	167.46%
Liabilities in excess of other assets							(115,421,431)	(67.46)%
Net Assets							$171,109,737	100.00%

Investments(1)	Industry		Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(9)(14)	Diversified Financial Services	Diversified Financial Services		12/5/2020	$102,000,000	$—	$556,362	0.33%
Embedded derivative—Notes Payable(9)(14)	Diversified Financial Services	Diversified Financial Services		12/5/2019	50,000,000	—	59,525	0.03%
Total Assets					152,000,000	—	615,887	0.36%

Liabilities
Total Return Swap(9)(14)	Diversified Financial Services	Diversified Financial Services	1M L + 2.75%	12/5/2020	102,000,000	—	(556,362)	(0.33)%
Total Return Swap(9)(14)	Diversified Financial Services	Diversified Financial Services	0.50%	12/5/2019	50,000,000	—	(59,525)	(0.03)%
Total Liabilities					152,000,000	—	(615,887)	(0.36)%
Total Derivatives					$304,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.
(4)	Refer to Note 6 for more detail on the unfunded commitments.
(5)	A portion or all is held by the Company indirectly through CM Finance SPV Ltd. and pledged as collateral for the Total Return Swaps and pledged as collateral for the revolving credit facility held through UBS AG, London Branch.
(6)	The amortized cost and fair value of PR Wireless, Inc. includes $461,619 related to the delayed draw on its delayed draw term loan.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 6.35% of total assets.
(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(9)	Securities are non-income producing.
(10)	CM Finance Inc's investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.
(11)	CM Finance Inc’s investment in Bird Electric Enterprises, LLC, Class C Preferred Units is held through its wholly owned subsidiary, Bird Electric Blocker, LLC.
(12)	CM Finance Inc’s investments in U.S. Well Services, LLC Class A and Class B Units are held through its wholly owned subsidiary, U.S. Well Services Blocker, LLC.
(13)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker LLC.
(14)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L – 1 month LIBOR (1.56% as of December 31, 2017)

3M L – 3 month LIBOR (1.69% as of December 31, 2017)

PIK – Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC - Revolver(3)	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	$198,020	$198,020	$198,020	0.12%
AAR Intermediate Holdings, LLC - Term A	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.91%
AAR Intermediate Holdings, LLC - Term B	Oilfield Services	3M L + 4.00% PIK	1.00%	9/30/2021	10,398,827	4,624,720	6,759,238	3.98%
American Gaming Systems, Inc.(4)	Entertainment and Leisure	3M L + 5.50%	1.00%	2/15/2024	18,000,000	17,955,003	17,955,000	10.56%
Dayton Superior Corporation(4)	Construction & Building	3M L + 8.00%	1.00%	11/15/2021	9,950,000	9,686,413	9,950,000	5.85%
FPC Holdings, Inc.(4)	Trucking and Leasing	3M L + 4.00%	1.25%	11/19/2019	9,586,590	8,588,755	9,203,126	5.41%
Immucor, Inc.(4)(5)	Healthcare- Products/Services	3M L + 5.00%	1.00%	6/15/2021	7,500,000	7,425,000	7,425,000	4.37%
Medical Solutions L.L.C.(4)	Healthcare- Products/Services	3M L + 4.25%	1.00%	6/14/2024	4,000,000	3,980,000	3,980,000	2.34%
Melissa & Doug, LLC(5)	Consumer Products	3M L + 4.50%	1.00%	6/19/2024	1,000,000	995,000	995,000	0.59%
Montreign Operating Company, LLC(4)(5)	Entertainment and Leisure	1M L + 8.25%	1.00%	1/24/2023	13,232,821	13,287,467	13,232,821	7.79%
PR Wireless, Inc.(6)	Telecommunications	3M L + 9.00%	1.00%	6/29/2020	16,490,000	15,522,048	15,500,600	9.12%
Premiere Global Services, Inc.(4)	Business Services	3M L + 6.50%	1.00%	12/8/2021	11,355,789	10,668,572	11,242,231	6.61%
Redbox Automated Retail, LLC(4)	Retail	3M L + 7.50%	1.00%	9/27/2021	7,437,500	7,241,540	7,437,500	4.38%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.00%	1.00%	2/2/2022	3,969,450	3,969,450	3,969,450	2.34%
U.S. Well Services, LLC - Revolver(3)	Oilfield Services	1M L + 6.00%	1.00%	2/2/2022	507,514	507,514	507,514	0.30%
YRC Worldwide, Inc.(4)(7)	Trucking and Leasing	1M L + 7.50%	1.00%	2/13/2019	13,937,359	13,901,008	13,797,986	8.12%

Total Senior Secured First Lien Debt Investments					132,514,365	123,501,005	127,103,981	74.79%
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(7)(8)	Media	3M L + 9.00%	1.00%	8/13/2022	20,000,000	19,020,080	15,400,000	9.06%
Bird Electric Enterprises, LLC(9)(10)	Utilities	3M L + 14.00%, 3.00% PIK	1.00%	10/9/2020	15,037,500	14,809,248	7,518,750	4.43%
Caelus Energy Alaska 03, LLC(4)	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	26,000,000	24,147,353	22,100,000	13.00%
Intermedia Holdings, Inc.(4)	Business Services	3M L + 9.50%	1.00%	2/1/2025	5,000,000	4,903,645	4,900,000	2.88%
International Wire Group, Inc.(6)	Metals and Mining	10.75%	—	8/1/2021	11,254,000	11,064,076	11,057,055	6.51%
Lionbridge Technologies, Inc.(4)	Business Services	3M L + 9.75%	1.00%	2/28/2025	12,000,000	11,768,297	11,760,000	6.92%
Premiere Global Services, Inc.(4)	Business Services	3M L + 9.50%	1.00%	6/6/2022	15,000,000	14,622,459	14,700,000	8.65%
TNS, Inc.(6)	Telecommunications	1M L + 8.00%	1.00%	8/14/2020	15,092,924	15,095,599	15,092,924	8.88%
TouchTunes Interactive Networks, Inc.	Entertainment and Leisure	3M L + 8.25%	1.00%	5/27/2022	7,000,000	6,973,432	7,000,000	4.12%
Trident USA Health Services, LLC(4)	Healthcare- Products/Services	3M L + 9.50%	1.25%	7/31/2020	21,878,286	21,807,281	17,065,063	10.04%

Total Senior Secured Second Lien Debt Investments					148,262,710	144,211,470	126,593,792	74.49%

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(11)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			$11,880	$—	$1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)	Oil and Gas		4/30/2018	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		6/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		2,519,434	1,221,256	1,129,744	0.66%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,398	0.71%

Total Non-Controlled/Non-Affiliates				$284,389,446	$270,467,740	$254,907,171	149.99%

Liabilities in excess of other assets						(84,959,059)	(49.99)%
Net Assets						$169,948,112	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(12)	Diversified Financial Services		12/5/2019	$102,000,000	—	$5,830,501	3.43%

Total Assets				102,000,000	—	5,830,501	3.43%

Liabilities
Total Return Swap(11)(12)	Diversified Financial Services	1M L + 2.75%	12/5/2019	102,000,000	—	(5,830,501)	(3.43)%

Total Liabilities				102,000,000	—	(5,830,501)	(3.43)%

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitment.
(4)	Held by the Company indirectly through CM Finance SPV Ltd. and pledged as collateral for the Total Return Swaps.
(5)	Security, or a portion thereof, unsettled as of June 30, 2017.
(6)	Held by the Company indirectly through CM Finance SPV LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.86% of total assets.
(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(9)	Classified as non-accrual asset.
(10)	Includes 2.00% default rate.
(11)	Securities are non-income producing.
(12)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L - 1 month LIBOR (1.22% as of June 30, 2017)

3M L - 3 month LIBOR (1.30% as of June 30, 2017)

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into the Company (the “Merger”). In connection with the Merger, the Company issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). The Company had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of the Company, as the surviving entity. Immediately after the Merger, the Company issued 2,181,818 shares of its common stock to Stifel Venture Corp. (“Stifel”) in exchange for $32.7 million in cash. The Company used all of the proceeds of the sale of shares to Stifel to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund organic growth, acquisitions, market or product expansion, refinancings, and/or recapitalizations. The Company invests primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants.

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

The Company consolidates the operations of its wholly owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and CM Finance SPV LLC (“LLC”), which are special purpose vehicles used to finance certain investments.

The Company has formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At December 31, 2017, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, Bird Electric Blocker, LLC, U.S. Well Services Blocker, LLC and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2017, $1,218,231 and $1,240,123 of unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and six months ended December 31, 2016, $2,104,998 and $2,393,949 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income. During the three and six months ended December 31, 2017, there was no structuring fee income. During the three and six months ended December 31, 2016, there was no structuring fee income.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $722,039 and $1,014,517 during the three and six months ended December 31, 2017, respectively. The Company earned no PIK interest during the three and six months ended December 31, 2016, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $189,583 and $189,583 during the three and six months ended December 31, 2017, respectively. The Company earned no PIK dividends during the three and six months ended December 31, 2016, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 2. Significant Accounting Policies (Continued)

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, after all commissions and marketing support fees.

d. Net Increase in Net Assets Resulting from Operations per Share

The net increase in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company pays in cash on behalf of the Company’s stockholders, unless a shareholder elects to receive cash. As a result, if the Company’s board of directors declares, and the Company pays, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

g. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees, and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. Offering costs are charged to paid-in-capital upon the sale of the shares in an offering. Offering costs that have not yet been charged to paid-in capital are written off when it is no longer probable that the shares to which the offering costs relate will be issued in the future.

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

Offering costs were charged to paid-in capital upon the sale of shares in the Offering.

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

December 31, 2017

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

Securities that are traded on securities exchanges (including such securities traded in the afterhour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of December 31, 2017 or June 30, 2017.

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

The embedded derivative in the Term Notes and the 2017 Revolving Notes (as defined in Note 5) payable from SPV to UBS AG, London Branch (together with its affiliates “UBS”) and total return swaps referencing the terms of the Term Notes payable and the total return of the 2017 Revolving Notes (as defined in Note 5) referencing the 2017 Revolving Notes (together, the “TRS”) are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivative referencing the Term Notes and the 2017 Revolving Notes payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivative in the Term Notes and the 2017 Revolving Notes payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

December 31, 2017

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid paying any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2017, the Company recorded distributions of $3.4 million and $6.8 million, respectively. During the three and six months ended December 31, 2016, the Company recorded distributions of $4.8 million and $9.6 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

In addition, as of June 30, 2017, the LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $557,059.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 2. Significant Accounting Policies (Continued)

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

As of December 31, 2017 and June 30, 2017, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At December 31, 2017 and June 30, 2017, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2017 and December 31, 2016, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Investment purchases, at cost (including PIK interest)	$35,996,034	$24,702,624	$83,054,878	$48,982,799
Investment sales and repayments	23,997,051	47,904,900	54,842,377	81,125,266

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 4. Investments (Continued)

The composition of the Company’s investments as of December 31, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$140,270,686	47.76%	$143,581,917	50.11%
Senior Secured Second Lien Debt Investment	142,394,747	48.49	128,582,008	44.87
Unsecured Debt Investments	—	—	823,695	0.29
Equity, Warrants and Other Investments	11,005,015	3.75	13,543,548	4.73
Embedded derivative— Notes Payable	—	—	615,887	0.21
Total Return Swap	—	—	(615,887)	(0.21)
Total	$293,670,448	100.00%	$286,531,168	100.00%

The composition of the Company’s investments as of June 30, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$123,501,005	45.66%	$127,103,981	49.86%
Senior Secured Second Lien Debt Investments	144,211,470	53.32	126,593,792	49.66
Equity, Warrants and Other Investments	2,755,265	1.02	1,209,398	0.48
Embedded derivative - Notes Payable	—	—	5,830,501	2.29
Total Return Swap	—	—	(5,830,501)	(2.29)
Total	$270,467,740	100.00%	$254,907,171	100.00%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$67,382,865	23.52%
Entertainment and Leisure	40,736,304	14.22
Oilfield Services	32,356,421	11.29
Oil and Gas	22,880,001	7.99
Healthcare-Products/Services	22,817,063	7.96
Environmental Services	19,600,000	6.84
Media	19,000,000	6.63
Telecommunications	16,866,650	5.89
Metals and Mining	10,241,140	3.57
Trucking and Leasing	9,490,724	3.31
Construction & Building	8,712,000	3.04
Utilities	8,500,000	2.97
Chemicals	7,948,000	2.77
Total	$286,531,168	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 4. Investments (Continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2017:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$42,602,231	16.71%
Entertainment and Leisure	38,187,821	14.98
Telecommunications	30,593,524	12.00
Healthcare-Products/Services	28,470,063	11.17
Trucking and Leasing	23,001,112	9.02
Oil and Gas	22,100,080	8.67
Oilfield Services	17,594,035	6.90
Media	15,400,000	6.04
Metals and Mining	11,057,055	4.34
Construction & Building	9,950,000	3.91
Utilities	7,518,750	2.95
Retail	7,437,500	2.92
Consumer Products	995,000	0.39
Total	$254,907,171	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2017:

	Fair Value	Percentage of Total Investments
U.S. West	$77,770,541	27.14%
U.S. Southeast	57,658,265	20.12
U.S. Northeast	50,333,961	17.57
U.S. Southwest	39,396,588	13.75
U.S. Midwest	30,997,250	10.82
Europe	19,000,000	6.63
U.S. Mid-Atlantic	11,374,563	3.97
Total	$286,531,168	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$56,376,504	22.12%
U.S. Southeast	48,867,831	19.17
U.S. Northeast	44,044,876	17.28
U.S. Southwest	32,844,487	12.88
U.S. Mid-Atlantic	32,157,987	12.62
U.S. Midwest	25,215,486	9.89
Europe	15,400,000	6.04
Total	$254,907,171	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 4. Investments (Continued)

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund organic growth, acquisitions, market product expansion, refinancings and/or recapitalizations. During the six months ended December 31, 2017, the Company made investments in five new portfolio companies of approximately $62.7 million to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2017, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company may enter into derivative contracts as part of its investment strategies.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$615,887	$152,000,000	2
Embedded derivatives:
Notes Payable	615,887	—	152,000,000	2
Gross fair value of derivative contracts	$615,887	$615,887
Counterparty netting	—	—
Net fair value of derivative contracts	$615,887	$615,887
Collateral not offset	—	—
Net amount	$615,887	$615,887

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 4. Investments (Continued)

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$5,830,501	$102,000,000	1
Embedded derivatives:
Notes Payable	5,830,501	—	102,000,000	1
Gross fair value of derivative contracts	$5,830,501	$5,830,501
Counterparty netting	—	—
Net fair value of derivative contracts	$5,830,501	$5,830,501
Collateral not offset	—	—
Net amount	$5,830,501	$5,830,501

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2017 and December 31, 2016, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Investment purchases, at cost (including PIK interest)	$5,934,561	$2,375,799	$5,214,614	$2,588,326
Investment sales and repayments	(5,934,561)	(2,375,799)	(5,214,614)	2,588,326
Total	$—	$—	$—	$—

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

December 31, 2017

Note 4. Investments (Continued)

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$143,581,917	$143,581,917
Senior Secured Second Lien Debt Investments	—	—	128,582,008	128,582,008
Unsecured Debt Investment	—	—	823,695	823,695
Equity, Warrants and Other Investments	—	—	13,543,548	13,543,548
Total Investments	—	—	286,531,168	286,531,168
Derivatives
Embedded Derivative Notes Payable	—	—	615,887	615,887
Total Derivatives	—	—	615,887	615,887
Total Assets	$—	$—	$287,147,055	$287,147,055

Liabilities
Derivatives
Total Return Swaps	$—	$—	$615,887	$615,887
Total Derivatives	—	—	615,887	615,887
Total Liabilities	$—	$—	$615,887	$615,887

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 4. Investments (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$-	$1,209,398	$254,907,171
Purchases (including PIK interest)	55,071,877	27,460,000	-	523,000	83,054,877
Sales	(39,749,453)	(15,092,924)	-	-	(54,842,377)
Amortization	1,520,813	599,125	-	-	2,119,938
Net realized gains (losses)	(69,579)	(7,311,111)	-	-	(7,380,690)
Transfers in	-	-	-	7,518,750	7,518,750
Transfers out	-	(7,518,750)	-	-	(7,518,750)
Net change in unrealized (depreciation) appreciation	(295,722)	3,851,876	823,695	4,292,400	8,672,249
Balance as of December 31, 2017	$143,581,917	$128,582,008	$823,695	$13,543,548	$286,531,168
Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2017	$(99,761)	$(8,230,453)	$823,695	$4,292,399	$(3,214,120)

	Total Return Swaps	Embedded derivatives- Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	5,214,614	(5,214,614)	—
Balance as of December 31, 2017	$(615,887)	$615,887	$—
Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2017	$5,214,614	$5,214,614	$—

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

December 31, 2017

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

During the six months ended December 31, 2017 and December 31, 2016, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2017 and June 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of December 31, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$130,349,097	Yield Analysis	Market Yields	9.3%		5.2% - 18.2%
Senior Secured First Lien Debt Investments	13,232,820	Broker Quoted	Market Comparable	101.5%		101.3% - 101.8%
Senior Secured Second Lien Debt Investments	120,722,008	Yield Analysis	Market Yields	15.1%		9.5% - 49.1%
Senior Secured Second Lien Debt Investments	7,860,000	Recent Purchase	Recent Purchase	N/A		N/A
Equity, Warrants and Other Investments	14,367,243	EV Multiple	EBITDA multiple	1.79	x	1.00x - 2.50	x
Total Return Swaps	(615,887)	Intrinsic Value	Intrinsic Value	N/A		N/A
Embedded Derivatives - Notes Payable	615,887	Intrinsic Value	Intrinsic Value	N/A		N/A

	Fair Value as of June 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$83,516,160	Yield Analysis	Market Yields	9.7%		5.2%-17.8%
Senior Secured First Lien Debt Investments	43,587,821	Recent Purchase	Recent Purchase	N/A		N/A
Senior Secured Second Lien Debt Investments	108,536,737	Yield Analysis	Market Yields	14.6%		7.4%-33.8%
Senior Secured Second Lien Debt Investments	18,057,055	Recent Purchase	Recent Purchase	N/A		N/A
Equity, Warrants and Other Investments	1,209,398	EV Multiple	Revenue	2.0	x	2.0	x
Total Return Swaps	(5,830,501)	Intrinsic Value	Intrinsic Value	N/A		N/A
Embedded derivatives—Note Payable	5,830,501	Intrinsic Value	Intrinsic Value	N/A		N/A

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

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

Note 5. Notes Payable

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. There were no upfront costs paid in the establishment of the Citi Revolving Financing.

Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to London Interbank Offered Rate (“LIBOR”) plus 4.85%. The default interest rate was equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing required the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing were based on a borrowing base. The Citi Revolving Financing generally required payment of interest on a quarterly basis and all outstanding principal was due upon maturity. The Citi Revolving Financing also required mandatory prepayment of interest and principal upon certain events. As of December 31, 2017, there were no borrowings outstanding under the Citi Revolving Financing.

The Company has repaid in full all indebtedness, liabilities and other obligations under, and terminated, its Citi Revolving Financing on December 8, 2017. In accordance with the termination of the Citi Revolving Financing, all liens on collateral securing the Citi Revolving Financing were released.

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of December 31, 2017 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion. As of December 31, 2017 and June 30, 2017, there were no borrowings outstanding under the 2013 UBS Revolving Financing.

The initial financing transaction with UBS was initially executed in four steps:

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

Second, the Company and UBS entered into a TRS transaction whereby the Company would receive the Total Return of the Term Notes purchased by UBS and pay the Financing Rate.

Third, SPV issued and sold an additional $50.0 million notes (the “2013 Revolving Notes”) secured by the SPV Assets to UBS. Cash was only exchanged when the 2013 Revolving Notes were drawn. Under the terms of the Indenture under which the 2013 Revolving Notes were issued (the “2013 Revolver Indenture”), the holders of the 2013 Revolving Notes were entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the SPV Assets and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the 2013 Revolving Notes”).

Fourth, the Company and UBS entered into another TRS transaction whereby the Company would receive the Total Return of the Revolving Notes purchased by UBS and pay the revolver financing rate. On December 5, 2016, the 2013 Revolving Notes matured and the corresponding TRS transaction associated with the 2013 Revolving Notes unwound in unison. On November 20, 2017, the Company and UBS entered into another TRS transaction whereby the Company will receive the total return of the $50 million notes (the “2017 Revolving Notes) purchased by UBS and pay the Revolver Financing Rate (defined below).

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of December 31, 2017, there were $17.8 million in borrowings outstanding under the 2017 UBS Revolving Financing.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 5. Notes Payable (Continued)

As of December 31, 2017, SPV issued and sold an additional $50.0 million notes (the “2017 Revolving Notes”) secured by the SPV Assets to UBS. Cash is only exchanged when the 2017 Revolving Notes are drawn. Under the terms of the Indenture under which the 2017 Revolving Notes were issued (the “2017 Revolver Indenture”), the holders of the 2017 Revolving Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the SPV Assets and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the 2017 Revolving Notes”).

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2017 and June 30, 2017, the fair value of the Notes Payable was estimated at $119.8 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2017, SPV and LLC had aggregate assets of $235.1 million, which included $230.3 million of the Company’s portfolio investments at fair value, $3.1 million of accrued interest receivable and $1.7 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2017, SPV and LLC had assets of $203.4 million, which included $180.1 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $22.3 million in cash held by the trustee of the Term Financing. For the three and six months ended December 31, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $122.3 million and 4.35%, respectively, and $118.6 million and 4.28%, respectively. For the three and six months ended December 31, 2016, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $114.1 million and 3.61%, respectively, and $118.9 million and 3.39%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 24, 2017	September 7, 2017	September 8, 2017	October 5, 2017	$0.2500	1st 2018
November 7, 2017	December 14, 2017	December 15, 2017	January 4, 2018	$0.2500	2nd 2018
February 6, 2018	March 14, 2018	March 15, 2018	April 5, 2018	$0.2500	3rd 2018

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of December 31, 2017:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,069	0.50%	9/30/21
Bird Electric Enterprises LLC	1,000,000	6.00	6/14/22
PR Wireless, Inc.	1,846,478	0.35	6/27/19
U.S. Well Services, LLC	215,004	0.00	1/31/22
Total Unfunded Commitments	$3,754,551

The following table details the Company’s unfunded commitments as of June 30, 2017:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$792,079	0.50%	9/30/21
U.S. Well Services, LLC	413,342	0.00	1/31/22
Total Unfunded Commitments	$1,205,421

Note 7. Agreements and Related Party Transactions

Related Party Transactions

In connection with the Offering, the Adviser paid $3.45 million or 50.0% of the total underwriting costs and offering costs in excess of the $1.2 million paid by Company.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

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

For the three and six months ended December 31, 2017, $1,161,353 and $2,315,233 in base management fees were earned by the Adviser, of which $2,315,233 was payable at December 31, 2017. For the three and six months ended December 31, 2016, $1,183,946 and $2,395,481 in base management fees were earned by the Adviser, of which $2,395,481 was payable at December 31, 2016.

For the three and six months ended December 31, 2017, the Company incurred $921,782 and $906,758, respectively, of incentive fees related to pre-incentive fee net investment income of which $0 and $0 was waived, respectively. As of December 31, 2017, $1,162,320 of such incentive fees are currently payable to the Adviser and $414,939 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2016, the Company incurred $1,095,515 and $1,095,515, respectively, of incentive fees related to pre-incentive fee net investment income of which $203,242 and $203,242 was waived, respectively. As of December 31, 2016, $904,951 of such incentive fees are currently payable to the Adviser and $262,862 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of December 31, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

December 31, 2017

Note 7. Agreements and Related Party Transactions (Continued)

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $184,561 and $311,790 under the Administration Agreement for the three and six months ended December 31, 2017, respectively. The Company incurred costs of $148,710 and $416,952 under the Administration Agreement for the three and six months ended December 31, 2016, respectively.

As of December 31, 2017 and June 30, 2017, the Company recorded $35,033 and $85,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Stifel Arrangement

In December 2013, the Company entered into an arrangement pursuant to which Stifel Venture Corp. (“Stifel”) made a capital contribution to the Company on February 5, 2014 and the Company granted Stifel certain rights, such as a right to nominate for election a member of the Company’s board of directors. Stifel has not exercised its right to nominate for election a member of the Company’s board of directors. Stifel does not have any rights to exercise a controlling influence over the Company’s day-to-day operations or the investment management function of the Adviser.

Four of the investment professionals employed by the Adviser as part of its investment team are also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and are members of the Adviser’s investment committee designated by Stifel. Although these four investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser, and a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of December 31, 2017, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and six months ended December 31, 2017, the Company recorded directors’ fees of $99,000 and $198,667, of which $96,746 were payable at December 31, 2017. For three and six months ended December 31, 2016, the Company recorded directors’ fees of $99,999 and $199,999, of which none were payable at December 31, 2016.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$4,859,147	$8,554,098	$7,994,863	$12,859,055
Weighted average shares of common stock outstanding	13,690,480	13,686,865	13,690,182	13,683,841
Basic/diluted net increase (decrease) in net assets from operations per share	$0.35	$0.62	$0.58	$0.94

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 15, 2018	April 5, 2018	$0.2500

*	Special distribution

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 10. Distributions (Continued)

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the six months ended December 31, 2017 and December 31, 2016:

	Six months ended December 31,
	2017		2016
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,845,051	100%	$9,622,655	100%
Long-term capital gains	—	—	—	—
Total	$6,845,051	100%	$9,622,655	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2017 and December 31, 2016.

	Six months ended December 31,
	2017		2016
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,689,221	$200,568,530	13,679,686	$200,482,695
Reinvestments of shareholder distributions	1,259	11,813	7,594	67,768
Balance at end of period	13,690,480	$200,580,343	13,687,280	$200,550,463

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Six months ended December 31, 2017	Six months ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$12.41	$11.90

Net investment income	0.49	0.64
Net realized and unrealized gains (losses)	0.10	0.29
Net increase in net assets resulting from operations	0.59	0.93

Capital transactions(2)
Dividends from net investment income	(0.50)	(0.70)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.50)	(0.70)

Net asset value, end of period	$12.50	$12.13
Market value per share, end of period	$8.15	$9.30

Total return based on market value(3)(4)	(13.65)%	13.09%

Shares outstanding at end of period	13,690,480	13,687,280

Ratio/Supplemental Data:
Net assets, at end of period	$171,109,737	$166,054,051
Ratio of total expenses to average net assets(5)	9.88%	9.81%
Ratio of net expenses to average net assets(5)	9.88%	9.57%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.90%	3.34%
Ratio of net investment income before fee waiver to average net assets(5)	7.81%	10.47%
Ratio of net investment income after fee waiver to average net assets(5)	7.81%	10.72%
Total Notes Payable	$119,830,000	$116,332,649
Asset Coverage Ratio(6)	2.46	2.43
Portfolio Turnover Rate(4)	20%	19%

(1)	The per share data was derived by using the shares outstanding during the period.

(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2017

Note 12. Financial Highlights (Continued)

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2017 and December 31, 2016:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Loan Structuring Fee	$—	$—	$—	$—
Loan Amendment/Consent Fee	—	359,494	9,879	575,961
Royalty Income	—	—	—	—
Other Fee Income	$—	$359,494	$9,879	$575,961

Note 14. Tax Information

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$293,670,448
Gross unrealized appreciation	9,703,467
Gross unrealized depreciation	(16,842,747)
Net unrealized investment depreciation	$(7,139,280)

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle market companies to help these companies fund organic growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. We invest primarily in middle-market companies in the form of unitranche loans, standalone first and second lien loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants.

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

We have formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At December 31, 2017, we had four taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

As of December 31, 2017 and June 30, 2017, all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2017, we had no investments on non-accrual status, which represented approximately 0.0% of our portfolio at fair value. As of June 30, 2017, we had one investment on non-accrual status, which represented approximately 3.00% of our portfolio at fair value.

Financing Facility

We have, through CM SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the "Term Financing"), due December 5, 2020 with UBS AG, London Branch (together with its affiliates "UBS"). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of December 31, 2017 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of December 31, 2017, there were $17.8 million borrowings outstanding under the 2017 UBS Revolving Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the "Citi Revolving Facility") with Citibank, N.A. ("Citibank"), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. As of December 31, 2017 and June 30, 2017, there were no borrowings outstanding under the Citi Revolving Facility. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Facility, all liens on the collateral securing the Citi Revolving Facility were released. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2017, approximately 6.35% of our total assets were non-qualifying assets.

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

At December 31, 2017, our investment portfolio of $286.5 million (at fair value) consisted of investments in 24 portfolio companies, of which 50.1% were first lien investments, 44.9% were second lien investments, 0.3% were in unsecured debt investments, and 4.7% were in equities, warrants and other positions. At December 31, 2017, our average and largest portfolio company investment at fair value was $11.9 million and $25.4 million, respectively.

At June 30, 2017, our investment portfolio of $254.9 million (at fair value) consisted of investments in 23 portfolio companies, of which 49.9% were first lien investments, 49.7% were second lien investments, and 0.4% were in equity and warrant positions. At June 30, 2017, our average and largest portfolio company investment at fair value was $11.1 million and $25.9 million, respectively.

As of December 31, 2017 and June 30, 2017, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.21% and 9.73%, respectively. As of December 31, 2017 and June 30, 2017, respectively, our weighted average yield on all investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.87% and 9.64%, respectively.

At December 31, 2017 and June 30, 2017, respectively, the industry composition of our portfolio at fair value was as follows:

	Percentage of Total Portfolio at December 31, 2017	Percentage of Total Portfolio at June 30, 2017
Business Services	23.52%	16.71%
Entertainment and Leisure	14.22	14.98
Oilfield Services	11.29	6.90
Oil and Gas	7.99	8.67
Healthcare-Products/Services	7.96	11.17
Environmental Services	6.84	—
Media	6.63	6.04
Telecommunications	5.89	12.00
Metals and Mining	3.57	4.34
Trucking and Leasing	3.31	9.02
Construction & Building	3.04	3.91
Utilities	2.97	2.95
Chemicals	2.77	—
Retail	—	2.92
Consumer Products	—	0.39
Total	100.00%	100.00%

During the three months ended December 31, 2017, we added four new investments totaling approximately $34.8 million. Two of these investments were in new portfolio companies. Of the new investments, 75.9% consisted of first lien investments, 22.6% second lien investments and 1.5% in equity, warrants, and other investments.

At December 31, 2017, 96.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.8% bore interest at fixed rates. At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.3% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2017, we had four investments with an unfunded commitment with aggregate unfunded commitments of $3.8 million, and as of June 30, 2017, we had two such investments with an unfunded commitment with aggregate unfunded commitments of $1.2 million.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of December 31, 2017			As of June 30, 2017
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—	$—	—%	—
2	250,013,587	87.2	20	212,729,243	83.5	18
3	25,143,016	8.8	3	27,899,860	10.9	3
4	10,550,868	3.7	1	6,759,238	2.7	1
5	823,697	0.3	3	7,518,830	2.9	2
Total	$286,531,168	100.0%	27	$254,907,171	100.0%	24

Results of Operations

Comparison of the three months ended December 31, 2017 and December 31, 2016

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2017 decreased to $8.4 million from $9.2 million for the three months ended December 31, 2016, primarily due to the repayment of portfolio companies with higher yields.

Expenses

Total expenses for the three months ended December 31, 2017 increased to $4.8 million, compared to $4.5 million for the three months ended December 31, 2016, primarily due to an increase in interest expenses related to borrowings.

Net investment income

Net investment income decreased to $3.7 million for the three months ended December 31, 2017 from $4.9 million for the three months ended December 31, 2016, primarily due to a decrease in investment income resulting from the repayment of portfolio companies with higher yields and an increase in interest expense related to borrowings.

Net realized gain or loss

During the three months ended December 31, 2017, we had no realized gains or losses.

The net realized gain on investments totaled $39,502 for the three months ended December 31, 2016, primarily due to the sale of one portfolio company.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $1.2 million for the three months ended December 31, 2017, primarily due to an increase in valuations of certain investments offset by accretion on certain investments.

During the three months ended December 31, 2016, we recorded a net change in unrealized appreciation of $3.6 million, primarily due to the increase in fair value of certain investments.

Liquidity and capital resources

Cash flows

For the three months ended December 31, 2017, our unrestricted cash balance decreased by $9.1 million. During that period, cash increased by $4.4 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $35.1 million, offset by sales of investments of $24.0 million in portfolio companies and an increase in our restricted cash of $14.4 million. During the same period, cash from financial activities decreased by $13.5 million from financing activities, consisting primarily of $3.4 million of distributions paid to our stockholders and $9.4 million of repayments of borrowings under the Financing Facilities.

Capital Resources

As of December 31, 2017, we had $5.4 million of cash as well as $1.7 million in restricted cash and $32.2 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Investment Advisory Agreement

Pursuant to the Advisory Agreement, we have agreed to pay to the Adviser a base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with our financing,” and an incentive fee consisting of two parts.

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

For the three months ended December 31, 2017 and December 31, 2016, $1,161,353 and $1,183,946 in base management fees were earned by the Adviser, respectively, of which $2,315,233 and $2,395,481 were payable at December 31, 2017 and December 31, 2016, respectively.

For the three months ended December 31, 2017, we incurred incentive fees of $921,782 related to pre-incentive fee net investment income. As of December 31, 2017, $1,162,320 of previous incentive fees are currently payable to the Adviser, which consist of $414,939 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended December 31, 2016, the Company incurred $1,095,515 of incentive fees related to pre-incentive fee net investment income. As of December 31, 2016, $904,951 of previous incentive fees are currently payable to the Adviser, which consist of $262,862 of pre-incentive fees incurred by us that were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of December 31, 2017, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of December 31, 2016, there were no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017, our off-balance sheet arrangements consisted of $3.8 million in unfunded commitments to four of our portfolio companies. As of June 30, 2017, our off-balance arrangements consisted of $1.2 million in unfunded commitments to two of our portfolio companies.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the six months ended December 31, 2017 through February 6, 2018, the Company did not make any investments in new and existing portfolio companies and received repayment or sales proceeds of $3.6 million.

On February 6, 2018, the Board of Directors of the Company declared a distribution for the quarter ended December 31, 2017 of $0.25 per share payable on April 5, 2018 to stockholders of record as of March 16, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2017, 96.2% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at December 31, 2017, a 1.00% increase in interest rates would increase our net interest income by approximately 8.1% and a 2.00% increase in interest rates would increase our net interest income by approximately 15.5%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended December 31, 2017, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Amended and Restated Revolving Credit Note Agreement, dated November 20, 2017, by and among CM Finance Inc, CM SPV Ltd., UBS AG, and U.S. Bank, National Association(2)

10.2	Fifth Amended and Restated Indenture, dated November 20, 2017, between CM SPV Ltd. and U.S. Bank, National Association(2)

10.3	Second Amended Total Return Swap Confirmation Letter Agreement, dated November 20, 2017, between UBS AG and CM Finance Inc(2)

10.4	Fourth Amended Total Return Swap Confirmation Letter Agreement, dated November 20, 2017, between UBS AG and CM Finance Inc(2)

11.1	Computation of Per Share Earnings (included in “Note 9. Earnings Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on November 27, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2018

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer