Form 10-Q
period 2018-03-31
CM Finance Inc
filed 2018-05-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 8, 2018 was 13,692,131.

CM FINANCE INC

CM Finance Inc and subsidiaries

Consolidated Statements of Assets and Liabilities

Assets	March 31, 2018 (Unaudited)	June 30, 2017
Non-controlled, non-affiliated investments, at fair value (amortized cost of $303,744,830 and $270,467,740, respectively)	$297,201,236	$254,907,171
Derivatives, at fair value (cost $0 and $0, respectively)	695,057	5,830,501
Cash	6,939,545	10,646,697
Cash, restricted	2,411,095	22,616,177
Receivable for investments sold	11,526,418	—
Interest receivable	2,873,813	1,627,774
Deferred offering costs	64,876	186,513
Other receivables	43,623	—
Dividend receivable	2,870	—
Prepaid expenses and other assets	300,170	219,045
Total Assets	$322,058,703	$296,033,878

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	23,380,000	—
Deferred debt issuance costs	(2,149,148)	(578,074)
Notes payable, net	123,230,852	101,421,926
Payable for investments purchased	17,602,002	12,490,000
Dividend payable	3,422,865	3,422,307
Deferred financing costs payable	2,071,167	620,500
Income-based incentive fees payable	1,348,295	274,073
Base management fees payable	1,236,620	1,132,391
Derivatives, at fair value (cost $0 and $0, respectively)	695,057	5,830,501
Interest payable	304,299	205,027
Directors' fees payable	93,490	100,000
Allocation of administrative cost from the advisor payable	33,364	85,000
Accrued expenses and other liabilities	235,031	504,041
Total Liabilities	150,273,042	126,085,766

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,691,452 and 13,690,480 shares issued and outstanding, respectively)	13,691	13,689
Additional paid-in capital	199,085,687	199,066,123
Accumulated net realized loss	(18,850,593)	(11,231,827)
Distributions in excess of net investment income	(2,170,491)	(2,339,304)
Net unrealized depreciation on investments	(6,292,633)	(15,560,569)
Total Net Assets	171,785,661	169,948,112
Total Liabilities and Net Assets	$322,058,703	$296,033,878
Net Asset Value Per Share	$12.55	$12.41

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
Investment Income:	2018	2017	2018	2017
Interest income	$6,897,476	$6,394,838	20,861,681	$22,555,817
Payment in-kind interest income	1,322,134	186,567	2,336,651	186,567
Dividend Income	255,648	—	255,648	—
Payment in-kind dividend income	143,750	—	333,333	—
Other fee Income	52,369	499,813	62,248	1,075,774
Total investment income	8,671,377	7,081,218	23,849,561	23,818,158

Expenses:
Interest expense	1,568,357	1,398,060	4,607,447	3,427,268
Base management fees	1,236,620	1,124,191	3,551,853	3,519,672
Income-based incentive fees	933,356	211,572	1,840,114	1,307,087
Professional fees	303,373	267,955	748,437	692,348
Allocation of administrative costs from advisor	292,561	136,375	604,352	553,327
Amortization of deferred debt issuance costs	195,377	102,013	500,093	830,404
Insurance expense	100,829	69,563	271,280	254,774
Directors’ fees	99,000	99,999	297,667	299,998
Custodian and administrator fees	42,750	133,529	248,188	349,691
Offering expense	—	—	186,513	—
Other expenses	165,730	161,679	556,889	567,734
Total expenses	4,937,953	3,704,936	13,412,833	11,802,303
Waiver of income-based incentive fees	—	(45,829)	—	(249,071)
Net expenses	4,937,953	3,659,107	13,412,833	11,553,232
Net Investment Income	3,733,424	3,422,111	10,436,728	12,264,926

Net realized and unrealized gain/(loss) on investments:
Net realized loss from investments	(238,076)	(1,111,999)	(7,618,766)	(9,100,786)
Net change in unrealized appreciation in value of investments	595,687	3,677,910	9,267,936	15,682,937
Net realized and unrealized gain on investments	357,611	2,565,911	1,649,170	6,582,151

Net increase in net assets resulting from operations	$4,091,035	$5,988,022	$12,085,898	$18,847,077

Basic and diluted:
Net investment income per share	$0.27	$0.25	$0.76	$0.90
Net increase in net assets resulting from operations per share	$0.30	$0.44	$0.88	$1.38
Weighted average shares of common stock outstanding	13,691,420	13,688,377	13,690,589	13,685,331

Distributions paid per common share	$0.2500	$0.2500	$0.7500	$0.9532

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31,
	2018	2017

Net assets at beginning of period	$169,948,112	$162,749,883

Increase (decrease) in net assets resulting from operations
Operations:
Net investment income	10,436,728	12,264,926
Net realized gain (loss) on investments	(7,618,766)	(9,100,786)
Net change in unrealized appreciation (depreciation) on investments	9,267,936	15,682,937
Net increase (decrease) in net assets resulting from operations	12,085,898	18,847,077

Stockholder distributions
Distributions from net investment income	(10,267,915)	(13,044,766)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from stockholder distributions	(10,267,915)	(13,044,766)

Capital transactions
Reinvestments of stockholder distributions	19,566	78,246
Net increase in net assets resulting from capital transactions	19,566	78,246

Total increase (decrease) in net assets	1,837,549	5,880,557

Net assets at end of period (including distributions in excess of net investment income of $(2,170,491) and $(2,339,304), respectively)	$171,785,661	$168,630,440

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$12,085,898	$18,847,077

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchases of investments	(133,452,158)	(81,333,319)
Payment in-kind interest	(2,336,651)	(186,567)
Payment in-kind dividends	(333,333)	—
Sales and repayments of investments	98,857,993	93,441,845
Net realized loss (gain) on investments in securities	7,618,766	9,100,786
Net change in unrealized (appreciation) depreciation on investments	(9,267,936)	(15,682,937)
Amortization of discount/premium on investments	(3,380,746)	(1,918,443)
Amortization of deferred debt issuance costs	500,093	830,404
Net (increase) decrease in operating assets:
Cash, restricted	20,205,082	1,363,274
Interest receivable	(1,246,039)	539,319
Dividends receivable	(2,870)	—
Receivable for investments sold	(11,526,418)
Other receivables	(43,623)	—
Prepaid expenses and other assets	(81,125)	(75,131)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	5,112,002	(6,848,750)
Interest payable	99,272	47,563
Directors fees payable	(6,510)	—
Accrued expenses and other liabilities	(320,646)	(272,116)
Base management fees payable	104,229	(133,576)
Income-based incentive fees payable	1,074,222	153,066
Net Cash Provided by (Used in) Operating Activities	(16,340,498)	17,872,495
Cash Flows from Financing Activities
Payment for deferred financing costs	(620,500)	(258,542)
Deferred offering costs	121,637	—
Distributions to shareholders	(10,247,791)	(14,354,192)
Proceeds from borrowing on revolving credit facility	50,640,000	18,532,649
Repayments of borrowing on revolving credit facility	(27,260,000)	(34,678,329)
Net Cash Provided by (Used in) Financing Activities	12,633,346	(30,758,414)
Net Change in Cash	(3,707,152)	(12,885,919)
Cash
Beginning of period	10,646,697	18,433,066
End of period	$6,939,545	$5,547,147

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,508,175	$3,379,705
Issuance of shares pursuant to Dividend Reinvestment Plan	19,566	78,246

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2018

Investments(1)(2)	Industry		Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Revolver(4)(5)	Energy Equipment & Services		3M L+5.00% (1.00% Floor)	10/11/2016	9/30/2021	$990,099	792,079	$792,079	0.46%
1888 Industrial Services, LLC - Term A(4)	Energy Equipment & Services		3M L+5.00% (1.00% Floor)	9/30/2016	9/30/2021	4,950,495	4,950,495	4,950,495	2.88%
1888 Industrial Services, LLC - Term B(3)(4)	Energy Equipment & Services		3M L+8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	11,410,531	5,636,424	8,557,898	4.98%
American Gaming Systems Inc.(6)	Hotels, Restaurants & Leisure		3M L+4.25% (1.00% Floor)	2/9/2018	2/15/2024	20,451,967	20,451,967	20,451,967	11.91%
CareerBuilder, LLC(6)	Professional Services		3M L+6.75% (1.00% Floor)	7/27/2017	7/27/2023	17,550,000	17,070,133	17,374,500	10.11%
Dayton Superior Corporation(6)	Building Products		3M L+8.00% (1.00% Floor)	11/9/2016	11/15/2021	9,875,000	9,648,157	8,986,250	5.23%
FPC Holdings, Inc.(6)(7)	Distributors		3M L+4.50% (1.25% Floor)	3/28/2018	11/19/2022	12,500,000	12,125,000	12,125,000	7.06%
GEE Group, Inc.(6)(8)	Professional Services		2M L+13.75% (1.00% Floor)	3/26/2018	3/31/2021	12,500,000	12,500,000	12,500,000	7.28%
Immucor, Inc.(6)	Health Care Equipment & Supplies		3M L+5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,443,750	7,380,917	7,518,188	4.38%
Liberty Oilfield Services, LLC(6)(9)	Energy Equipment & Services		1M L+7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,483,750	6,366,630	6,483,750	3.78%
Montreign Operating Company, LLC(6)	Hotels, Restaurants & Leisure		1M L+8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,232,821	13,281,329	13,232,821	7.70%
PR Wireless, Inc.(5)(6)	Wireless Telecommunication Services		3M L+5.25% (1.00% Floor)	11/16/2017	6/27/2020	14,828,345	14,828,345	14,420,566	8.39%
Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services		3M L+6.50% (1.00% Floor)	5/6/2016	12/8/2021	10,900,343	10,338,574	10,791,339	6.28%
U.S. Well Services, LLC(3)(7)(9)	Energy Equipment & Services		1M L+11.00% PIK (1.00% Floor)	2/1/2017	2/2/2022	9,730,528	9,784,756	9,730,528	5.67%
U.S. Well Services, LLC - Revolver(5)	Energy Equipment & Services		2 M L +6.00% (1.00% Floor)	2/1/2017	2/2/2022	920,856	705,852	705,852	0.41%
Zinc Acquisition Holdings, LP(6)	Chemicals		3M L+10.00% (1.00% Floor)	10/9/2017	9/24/2024	7,500,000	7,428,392	7,425,000	4.32%
Total Senior Secured First Lien Debt Investments						161,268,485	153,289,050	156,046,233	90.84%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(9)(10)	Media		3M L+9.00% (1.00% Floor)	8/12/2014	8/13/2022	20,000,000	19,128,147	19,800,000	11.53%
Bird Electric Enterprises, LLC - Revolver(5)	Electric Utilities		Fixed 6.00%	9/1/2017	6/14/2022	1,000,000	—	—	—
Caelus Energy Alaska 03, LLC(6)	Oil, Gas & Consumable Fuels		3M L+7.50% (1.25% Floor)	4/17/2014	4/15/2020	26,000,000	24,711,377	23,400,000	13.62%
Intermedia Holdings, Inc.(6)	IT Services		3M L+9.50% (1.00% Floor)	1/3/2017	2/1/2025	5,000,000	4,909,658	4,900,000	2.85%
International Wire Group, Inc.	Electronic Equipment		Fixed 10.75%	4/27/2017	8/1/2021	7,000,000	6,910,034	6,580,000	3.83%
Lionbridge Technologies, Inc.(6)	Commercial Services & Supplies		1M L+9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,784,521	12,000,000	6.99%
Montrose Environmental Group, Inc.	Commercial Services & Supplies		3M L+9.50%	9/29/2017	9/30/2020	20,000,000	19,658,611	19,600,000	11.41%
Premiere Global Services, Inc.(6)	Diversified Telecommunication Services		3M L+9.50% (1.00% Floor)	11/7/2016	6/6/2022	15,000,000	14,663,702	14,550,000	8.47%
TouchTunes Interactive Networks, Inc.(6)	Household Durables		1M L+8.25% (1.00% Floor)	5/4/2017	5/27/2022	7,000,000	6,976,275	7,000,000	4.07%
Trident USA Health Services, LLC - Tranche A(3)	Health Care Providers & Services		3M L+10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	2,568,356	2,493,347	194,168	0.11%
Trident USA Health Services, LLC - Tranche B(3)	Health Care Providers & Services		3M L+10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	20,601,206	20,015,264	10,187,296	5.93%
ZeroChaos Parent, LLC(6)	Professional Services		3M L+8.25% (1.00% Floor)	11/27/2017	10/31/2023	8,000,000	7,866,496	7,860,000	4.58%
Total Senior Secured Second Lien Debt Investments						144,169,562	139,117,432	126,071,464	73.39%

Unsecured Debt Investments
Trident USA Health Services, LLC - Holdco A Note	Health Care Providers & Services		—		7/31/2020	2,426,201	—	739,991	0.43%
						2,426,201	—	739,991	0.43%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(11)(12)	Energy Equipment & Services					11,880	—	1	—
Bird Electric Enterprises, LLC, Class C Preferred Units(13)	Electric Utilities					10	7,852,083	9,300,000	5.41%
Endeavour International Holding B.V., $3.01 strike (Warrants)(10)(11)	Oil, Gas & Consumable Fuels				4/30/2018	160,000	368,000	1	—
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Wireless Telecommunication Services				6/27/2024	201	1,374,009	—	—
U.S. Well Services, LLC(11)(14)	Energy Equipment & Services	Class A Units				2,519,434	1,221,256	4,207,455	2.45%
	Energy Equipment & Services	Class B Units				920,856	—	313,091	0.18%
Zinc Acquistion Holdings, LP (Common Stock)(15)	Chemicals					523	523,000	523,000	0.31%
Total Equity, Warrants and Other Investments						3,612,904	11,338,348	14,343,548	8.35%
Total Non-Controlled/Non-Affiliates						$311,477,152	$303,744,830	$297,201,236	173.01%
Liabilities in excess of other assets								(125,415,575)	(73.01)%
Net Assets								$171,785,661	100.00%

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative—Notes Payable(11)(16)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$588,831	0.34%
Embedded derivative—Notes Payable(11)(16)	Diversified Financial Services		12/5/2019	50,000,000	—	106,226	0.06%
Total Assets				152,000,000	—	695,057	0.40%

Liabilities
Total Return Swap(11)(16)	Diversified Financial Services	1M L + 2.75%	12/5/2020	102,000,000	—	(588,831)	(0.34)%
Total Return Swap(11)(16)	Diversified Financial Services	0.50%	12/5/2019	50,000,000	—	(106,226)	(0.06)%
Total Liabilities				152,000,000	—	(695,057)	(0.40)%
Total Derivatives				$304,000,000	$—	$—	—

(1)	The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities'' under the Securities Act of 1933.
(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(3)	Principal amount includes capitalized PIK interest.
(4)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.
(5)	Refer to Note 6 for more detail on the unfunded commitments.
(6)	A portion or all is held by the Company indirectly through CM Finance SPV Ltd. and pledged as collateral for the Total Return Swaps and pledged as collateral for the revolving credit facility held through UBS AG, London Branch .
(7)	Security, or a portion thereof, unsettled as of March 31, 2018.

(8)	First Lien Unitranche Last Out Investment, which accounts for 4.21% of our investment portfolio at fair value.

(9)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 14.51% of total assets.
(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(11)	Securities are non-income producing.
(12)	CM Finance Inc's investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.
(13)	CM Finance Inc’s investment in Bird Electric Enterprises, LLC, Class C Preferred Units is held through its wholly owned subsidiary, Bird Electric Blocker, LLC.
(14)	CM Finance Inc’s investments in U.S. Well Services, LLC Class A and Class B Units are held through its wholly owned subsidiary, U.S. Well Services Blocker, LLC.
(15)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC.
(16)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L – 1 month LIBOR (1.88% as of March 31, 2018)

3M L – 3 month LIBOR (2.31% as of March 31, 2018)

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments (continued)

June 30, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(11)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			$11,880	$—	$1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)	Oil and Gas		4/30/2018	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		6/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		2,519,434	1,221,256	1,129,744	0.66%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,398	0.71%

Total Non-Controlled/Non-Affiliates				$284,389,446	$270,467,740	$254,907,171	149.99%

Liabilities in excess of other assets						(84,959,059)	(49.99)%
Net Assets						$169,948,112	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative - Notes Payable(12)	Diversified Financial Services		12/4/2018	$102,000,000	—	$5,830,501	3.43%

Total Assets				102,000,000	—	5,830,501	3.43%

Liabilities
Total Return Swap(11)(12)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(5,830,501)	(3.43)%

Total Liabilities				102,000,000	—	(5,830,501)	(3.43)%

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.
(2)	Principal amount includes capitalized PIK interest.
(3)	Refer to Note 6 for more detail on the unfunded commitment.
(4)	Held by the Company indirectly through CM Finance SPV Ltd. and pledged as collateral for the Total Return Swaps.
(5)	Security, or a portion thereof, unsettled as of June 30, 2017.
(6)	Held by the Company indirectly through CM Finance SPV LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.86% of total assets.
(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(9)	Classified as non-accrual asset.
(10)	Includes 2.00% default rate.
(11)	Securities are non-income producing.
(12)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L - 1 month LIBOR (1.22% as of June 30, 2017)

3M L - 3 month LIBOR (1.30% as of June 30, 2017)

PIK - Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The Company has formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At March 31, 2018, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, Bird Electric Blocker, LLC, U.S. Well Services Blocker, LLC and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2018, $1,393,376 and $2,633,499 of unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and nine months ended March 31, 2017, $86,362 and $2,480,311 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income. During the three and nine months ended March 31, 2018 and 2017, there was no structuring fee income.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,322,134 and $2,336,651 during the three and nine months ended March 31, 2018, respectively. The Company earned PIK interest of $186,567 and $186,567 during the three and nine months ended March 31, 2017, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $143,750 and $333,333 during the three and nine months ended March 31, 2018, respectively. The Company earned no PIK dividends during the three and nine months ended March 31, 2017, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

e. Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Company's board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

March 31, 2018

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2018 or June 30, 2017.

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

The embedded derivative in the Term Notes and the 2017 Revolving Notes (as defined in Note 5) payable from SPV to UBS AG, London Branch (together with its affiliates, “UBS”) and total return swaps referencing the terms of the Term Notes payable and the total return of the 2017 Revolving Notes referencing the 2017 Revolving Notes (together, the “TRS”) are valued based on the change in fair value and the underlying accrued interest of the portfolio of assets held in SPV less the accrued interest payable on the financing due to the TRS counterparty, UBS. Consideration has been given to counterparty risk. The Company has assessed the unsecured risk of the counterparty, UBS, in the form of credit ratings and the trading levels of that risk and has determined that the counterparty risk is minimal. The Company also notes that counterparty risk is further mitigated by the monthly settlement of both the interest portion of the embedded derivative referencing the Term Notes and the 2017 Revolving Notes payable and the TRS. If the Company were to determine that counterparty risk were material, an adjustment to the fair value of the TRS would be made. The embedded derivative in the Term Notes and the 2017 Revolving Notes payable and the TRS have been categorized in Level 3 of the fair value hierarchy. See Note 4 and Note 5 for more detail.

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

March 31, 2018

Note 2. Significant Accounting Policies (Continued)

Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and that of the independent valuation firm(s). The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third party independent valuation firm(s), the board of directors of the Company determines, in good faith, the fair value of each investment.

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

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2018, the Company recorded distributions of $3.4 million and $10.3 million, respectively. During the three and nine months ended March 31, 2017, the Company recorded distributions of $3.4 million and $13.0 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

March 31, 2018

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

As of March 31, 2018 and June 30, 2017, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At March 31, 2018 and June 30, 2017, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2018 and March 31, 2017, respectively. These purchase and sale amounts exclude derivative instruments.

	Three Months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
Investment purchases, at cost (including PIK interest)	$53,067,265	$32,537,087	$136,122,142	$81,519,886
Investment sales and repayments	44,015,616	12,316,579	98,857,993	93,441,845

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 4. Investments (Continued)

The composition of the Company’s investments as of March 31, 2018, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments(1)	$153,289,050	50.47%	$156,046,233	52.51%
Senior Secured Second Lien Debt Investment	139,117,432	45.80	126,071,464	42.42
Unsecured Debt Investments	—	—	739,991	0.25
Equity, Warrants and Other Investments	11,338,348	3.73	14,343,548	4.82
Embedded derivative — Notes Payable	—	—	695,057	0.23
Total Return Swap	—	—	(695,057)	(0.23)
Total	$303,744,830	100.00%	$297,201,236	100.00%

(1)	Includes First Lien Unitranche Last Out investments, which accounts for 4.21% of our investment portfolio at fair value.

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

As of March 31, 2018, the Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

The following tables show the portfolio composition by industry grouping at fair value at March 31, 2018 by the Company’s original industry classifications and by GICS codes:

Industry Classification (Original)	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$79,975,840	26.91%
Entertainment and Leisure	40,684,788	13.69
Oilfield Services	35,741,149	12.03
Oil and Gas	23,400,001	7.87
Media	19,800,000	6.66
Environmental Services	19,600,000	6.60
Healthcare-Products/Services	18,639,642	6.27
Telecommunications	14,420,566	4.85
Trucking and Leasing	12,125,000	4.08
Utilities	9,300,000	3.13
Construction & Building	8,986,250	3.02
Chemicals	7,948,000	2.67
Metals and Mining	6,580,000	2.22
Total	$297,201,236	100.00%

Industry Classification (GICS)	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	37,734,500	12.70%
Energy Equipment & Services	35,741,149	12.03
Hotels, Restaurants & Leisure	33,684,788	11.34
Commercial Services & Supplies	31,600,000	10.63
Diversified Telecommunication Services	25,341,339	8.53
Oil, Gas & Consumable Fuels	23,400,000	7.87
Media	19,800,000	6.66
Wireless Telecommunication Services	14,420,566	4.85
Distributors	12,125,000	4.08
Health Care Providers & Services	11,121,456	3.74
Electric Utilities	9,300,000	3.13
Building Products	8,986,250	3.02
Chemicals	7,948,000	2.67
Health Care Equipment & Supplies	7,518,188	2.53
Household Durables	7,000,000	2.36
Electronic Equipment	6,580,000	2.21
IT Services	4,900,000	1.65
Total	297,201,236	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 4. Investments (Continued)

The following tables show the portfolio composition by industry grouping at fair value at June 30, 2017 by the original industry classifications and by GICS codes:

Industry Classification (Original)	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$42,602,231	16.71%
Entertainment and Leisure	38,187,821	14.98
Telecommunications	30,593,524	12.00
Healthcare-Products/Services	28,470,063	11.17
Trucking and Leasing	23,001,112	9.02
Oil and Gas	22,100,080	8.67
Oilfield Services	17,594,035	6.90
Media	15,400,000	6.04
Metals and Mining	11,057,055	4.34
Construction & Building	9,950,000	3.91
Utilities	7,518,750	2.95
Retail	7,437,500	2.92
Consumer Products	995,000	0.39
Total	$254,907,171	100.00%

Industry Classification (GICS)	Investments at Fair Value	Percentage of Total Portfolio
Hotels, Restaurants & Leisure	31,187,821	12.24%
Diversified Telecommunication Services	25,942,231	10.18
Oil, Gas & Consumable Fuels	22,100,080	8.67
Health Care Providers & Services	21,045,063	8.26
IT Services	19,992,924	7.84
Energy Equipment & Services	17,594,035	6.90
Wireless Telecommunication Services	15,500,600	6.08
Media	15,400,000	6.04
Road & Rail	13,797,986	5.41
Commercial Services & Supplies	11,760,000	4.61
Electronic Equipment	11,057,055	4.34
Building Products	9,950,000	3.90
Distributors	9,203,126	3.61
Electric Utilities	7,518,750	2.95
Specialty Retail	7,437,500	2.92
Health Care Equipment & Supplies	7,425,000	2.91
Household Durables	7,000,000	2.75
Leisure Products	995,000	0.39
Total	254,907,171	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2018:

	Fair Value	Percentage of Total Investments
U.S. West	$80,486,723	27.08%
U.S. Southeast	67,728,093	22.79
U.S. Southwest	47,533,894	15.99
U.S. Northeast	46,672,821	15.71
U.S. Midwest	23,858,250	8.03
Europe	19,800,000	6.66
U.S. Mid-Atlantic	11,121,455	3.74
Total	$297,201,236	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$56,376,504	22.12%
U.S. Southeast	48,867,831	19.17
U.S. Northeast	44,044,876	17.28
U.S. Southwest	32,844,487	12.88
U.S. Mid-Atlantic	32,157,987	12.62
U.S. Midwest	25,215,486	9.89
Europe	15,400,000	6.04
Total	$254,907,171	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 4. Investments (Continued)

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund organic growth, acquisitions, market product expansion, refinancings and/or recapitalizations. During the nine months ended March 31, 2018, the Company made investments in 13 new portfolio companies of approximately $110.7 million to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2018, the Company did not make investments in companies to which it was previously committed to provide financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2018.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$695,057	$152,000,000	2
Embedded derivatives:
Notes Payable	695,057	—	152,000,000	2
Gross fair value of derivative contracts	$695,057	$695,057
Counterparty netting	—	—
Net fair value of derivative contracts	$695,057	$695,057
Collateral not offset	—	—
Net amount	$695,057	$695,057

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and March 31, 2017, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	Three Months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
Investment purchases, at cost (including PIK interest)	$(79,170)	$406,068	$5,135,444	$6,901,011
Investment sales and repayments	79,170	(406,068)	(5,135,444)	(6,901,011)
Total	$—	$—	$—	$—

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

March 31, 2018

Note 4. Investments (Continued)

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$156,046,233	$156,046,233
Senior Secured Second Lien Debt Investments	—	—	126,071,464	126,071,464
Unsecured Debt Investment	—	—	739,991	739,991
Equity, Warrants and Other Investments	—	—	14,343,548	14,343,548
Total Investments	—	—	297,201,236	297,201,236
Derivatives
Embedded Derivative Notes Payable	—	—	695,057	695,057
Total Derivatives	—	—	695,057	695,057
Total Assets	$—	$—	$297,896,293	$297,896,293

Liabilities
Derivatives
Total Return Swaps	$—	$—	$695,057	$695,057
Total Derivatives	—	—	695,057	695,057
Total Liabilities	$—	$—	$695,057	$695,057

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 4. Investments (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$-	$1,209,398	$254,907,171
Purchases (including PIK interest)	107,140,029	28,125,780	-	856,333	136,122,142
Sales	(79,766,309)	(19,091,684)	-	-	(98,857,993)
Amortization	2,542,737	838,009	-	-	3,380,746
Net realized gains (losses)	(124,433)	(7,494,333)	-	-	(7,618,766)
Transfers in	-	-	-	7,518,750	7,518,750
Transfers out	-	(7,518,750)	-	-	(7,518,750)
Net change in unrealized (depreciation) appreciation	(849,772)	4,618,650	739,991	4,759,067	9,267,936
Balance as of March 31, 2018	$156,046,233	$126,071,464	$739,991	$14,343,548	$297,201,236
Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2018	$(653,811)	$(7,463,679)	$739,991	$4,759,066	$(2,618,433)

	Total Return Swaps	Embedded derivatives- Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	5,135,444	(5,135,444)	—
Balance as of March 31, 2018	$(695,057)	$695,057	$—
Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2018	$5,135,365	$(5,135,365)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	50,259,884	31,260,002	—	81,516,886
Sales	(75,286,822)	(18,000,000)	(155,023)	(93,441,845)
Amortization	1,430,405	488,038	—	1,918,443
Net realized gains (losses)	(7,849,728)	—	(1,251,058)	(9,100,786)
Transfers in	—	—	1,221,256	1,221,256
Transfers out	(1,221,256)	—	—	(1,221,256)
Net change in unrealized (depreciation) appreciation	10,882,817	3,560,768	1,239,352	15,682,937
Balance as of March 31, 2017	$135,303,552	$132,179,848	$1,209,399	$268,692,799
Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2017	$3,841,268	$3,549,610	$(11,858)	$7,379,020

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

During the nine months ended March 31, 2018, $7,518,750 transferred out of Level 3 due to unobservable inputs. During the nine months ended March 31, 2017, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2018 and June 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of March 31, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range

Senior Secured First Lien Debt Investments	$95,293,412	Yield Analysis	Market Yields	8.9%	5.7% - 15.7%
Senior Secured First Lien Debt Investments	22,895,000	Discounted Cash Flow	Discount Rate	11.7%	9.3% - 13.4%
Senior Secured First Lien Debt Investments	13,232,821	Broker Quoted	Market Comparable	100.7%	100.3% - 101.0%
Senior Secured First Lien Debt Investments	24,625,000	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	43,761,464	Yield Analysis	Market Yields	19.3%	9.7% - 50.8%
Senior Secured Second Lien Debt Investments	82,310,000	Discounted Cash Flow	Discount Rate	12.8%	9.7% - 18.2%
Equity, Warrants, and Other Investments	15,083,539	EV Multiple	EBITDA multiple	1.73x	0.85x - 2.40x
Total Return Swaps	(695,057)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	695,057	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$83,516,160	Yield Analysis	Market Yields	9.7%	5.2%-17.8%
Senior Secured First Lien Debt Investments	43,587,821	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	108,536,737	Yield Analysis	Market Yields	14.6%	7.4%-33.8%
Senior Secured Second Lien Debt Investments	18,057,055	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants and Other Investments	1,209,398	EV Multiple	Revenue	2.0 x	2.0 x
Total Return Swaps	(5,830,501)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives—Note Payable	5,830,501	Intrinsic Value	Intrinsic Value	N/A	N/A

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of March 31, 2018 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion. As of March 31, 2018 and June 30, 2017, there were no borrowings outstanding under the 2013 UBS Revolving Financing.

The initial financing transaction with UBS executed in four steps:

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

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of March 31, 2018, there were $23.4 million in borrowings outstanding under the 2017 UBS Revolving Financing.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2018 and June 30, 2017, the fair value of the Notes Payable was estimated at $125.4 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. There were no upfront costs paid in the establishment of the Citi Revolving Financing.

Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85%. The default interest rate was equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing required the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing were based on a borrowing base. The Citi Revolving Financing generally required payment of interest on a quarterly basis and all outstanding principal was due upon maturity. The Citi Revolving Financing also required mandatory prepayment of interest and principal upon certain events. As of March 31, 2018, there were no borrowings outstanding under the Citi Revolving Financing.

The Company has repaid in full all indebtedness, liabilities and other obligations under, and terminated, its Citi Revolving Financing on December 8, 2017. In accordance with the termination of the Citi Revolving Financing, all liens on collateral securing the Citi Revolving Financing were released.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2018, SPV and LLC had aggregate assets of $254.3 million, which included $249.5 million of the Company’s portfolio investments at fair value, $2.4 million of accrued interest receivable and $2.4 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2017, SPV and LLC had assets of $203.4 million, which included $180.1 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $22.3 million in cash held by the trustee of the Term Financing. For the three and nine months ended March 31, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $121.3 million and 4.35%, respectively, and $119.5 million and 4.47%, respectively. For the three and nine months ended March 31, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $116.3 million and 4.87%, respectively, and $118.0 million and 3.87%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 24, 2017	September 7, 2017	September 8, 2017	October 5, 2017	$0.2500	1st 2018
November 7, 2017	December 14, 2017	December 15, 2017	January 4, 2018	$0.2500	2nd 2018
February 6, 2018	March 15, 2018	March 16, 2018	April 5, 2018	$0.2500	3rd 2018
May 2, 2018	June 14, 2018	June 15, 2018	July 5, 2018	$0.2500	4th 2018

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of March 31, 2018:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$198,020	0.50%	9/30/21
Bird Electric Enterprises LLC	1,000,000	6.00	6/14/22
PR Wireless, Inc.	1,846,478	0.35	6/27/19
U.S. Well Services, LLC	215,004	0.00	1/31/22
Total Unfunded Commitments	$3,259,502

The following table details the Company’s unfunded commitments as of June 30, 2017:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$792,079	0.50%	9/30/21
U.S. Well Services, LLC	413,342	0.00	1/31/22
Total Unfunded Commitments	$1,205,421

Note 7. Agreements and Related Party Transactions

Related Party Transactions

In connection with the Offering, the Adviser paid $3.45 million or 50.0% of the total underwriting costs and offering costs in excess of the $1.2 million paid by Company.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The Adviser agreed to permanently waive all or portions of the incentive fee for the calendar year ended December 31, 2016 to the extent required to support an annualized dividend yield of 9.375% per annum. The Adviser has not contractually agreed to voluntarily waive any fees under the Advisory Agreement for the calendar year ended December 31, 2018 or thereafter.

For the three and nine months ended March 31, 2018, $1,236,620 and $3,551,853 in base management fees were earned by the Adviser, of which $1,236,620 was payable at March 31, 2018. For the three and nine months ended March 31, 2017, $1,124,191 and $3,519,672 in base management fees were earned by the Adviser, of which $1,124,191 was payable at March 31, 2017.

For the three and nine months ended March 31, 2018, the Company incurred $933,356 and $1,840,114, respectively, of incentive fees related to pre-incentive fee net investment income of which $0 and $0 was waived, respectively. As of March 31, 2018, $1,348,295 of such incentive fees are currently payable to the Adviser and $729,305 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2017, the Company incurred $211,572 and $1,307,087, respectively, of incentive fees related to pre-incentive fee net investment income of which $45,829 and $249,071 was waived, respectively. As of March 31, 2017, $137,373 of such incentive fees are currently payable to the Adviser and $291,233 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of March 31, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2017, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

March 31, 2018

Note 7. Agreements and Related Party Transactions (Continued)

Prior to the Company’s election to be regulated as a BDC on February 5, 2014, no management or incentive fees were due and payable.

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $292,561 and $604,352 under the Administration Agreement for the three and nine months ended March 31, 2018, respectively. The Company incurred costs of $136,375 and $553,327 under the Administration Agreement for the three and nine months ended March 31, 2017, respectively.

As of March 31, 2018 and June 30, 2017, the Company recorded $33,364 and $85,000, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Four of the investment professionals employed by the Adviser as part of its investment team are also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and are members of the Adviser’s investment committee designated by Stifel. Although these four investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser, and a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of March 31, 2018, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For three and nine months ended March 31, 2018, the Company recorded directors’ fees of $99,000 and $297,667, of which $93,490 were payable at March 31, 2018. For three and nine months ended March 31, 2017, the Company recorded directors’ fees of $99,999 and $299,998, of which none were payable at March 31, 2017.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three Months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$4,091,035	$5,988,022	$12,085,898	$18,847,077
Weighted average shares of common stock outstanding	13,691,420	13,688,377	13,690,589	13,685,331
Basic/diluted net increase (decrease) in net assets from operations per share	$0.30	$0.44	$0.88	$1.38

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500

*	Special distribution

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

Note 10. Distributions (Continued)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended March 31, 2018 and March 31, 2017:

	Nine months ended March 31,
	2018		2017
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$10,267,915	100%	$13,044,766	100%
Long-term capital gains	—	—	—	—
Total	$10,267,915	100%	$13,044,766	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2018 and March 31, 2017.

	Nine months ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,689,221	$200,568,530	13,679,686	$200,482,695
Reinvestments of shareholder distributions	2,231	19,566	8,755	78,246
Balance at end of period	13,691,452	$200,588,096	13,688,441	$200,560,941

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$12.41	$11.90

Net investment income	0.76	0.90
Net realized and unrealized gains (losses)	0.13	0.47
Net increase in net assets resulting from operations	0.89	1.37

Capital transactions(2)
Dividends from net investment income	(0.75)	(0.95)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.75)	(0.95)

Net asset value, end of period	$12.55	$12.32
Market value per share, end of period	$8.20	$10.15

Total return based on market value(3)(4)	(10.42)%	26.60%

Shares outstanding at end of period	13,691,452	13,688,441

Ratio/Supplemental Data:
Net assets, at end of period	$171,785,661	$168,630,440
Ratio of total expenses to average net assets(5)	10.46%	9.53%
Ratio of net expenses to average net assets(5)	10.46%	9.33%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	3.98%	3.44%
Ratio of net investment income before fee waiver to average net assets(5)	8.14%	9.71%
Ratio of net investment income after fee waiver to average net assets(5)	8.14%	9.91%
Total Notes Payable	$125,380,000	$116,332,649
Asset Coverage Ratio(6)	2.37	2.45
Portfolio Turnover Rate(4)	36%	31%

(1)	The per share data was derived by using the weighted average shares/outstanding shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

Note 13. Other Fee Income

The other fee income consists of amendment fee income and consent fee income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2018 and March 31, 2017:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Loan Amendment/Consent Fee	$52,369	$499,813	$62,248	$1,075,774
Other Fee Income	$52,369	$499,813	$62,248	$1,075,774

Note 14. Tax Information

As of March 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$303,744,830
Gross unrealized appreciation	10,333,410
Gross unrealized depreciation	(16,877,004)
Net unrealized investment depreciation	$(6,543,594)

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

We have formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At March 31, 2018, we had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of March 31, 2018 and June 30, 2017, all of our investments were classified as Level 3 investments.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2018, we had no investments on non-accrual status, which represented approximately 0.0% of our portfolio at fair value. As of June 30, 2017, we had one investment on non-accrual status, which represented approximately 3.00% of our portfolio at fair value.

Financing Facility

We have, through CM SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the "Term Financing"), due December 5, 2020 with UBS AG, London Branch (together with its affiliates "UBS"). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of March 31, 2018 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of March 31, 2018, there were $23.4 million borrowings outstanding under the 2017 UBS Revolving Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the "Citi Revolving Financing") with Citibank, N.A. ("Citibank"), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. As of March 31, 2018 and June 30, 2017, there were no borrowings outstanding under the Citi Revolving Financing. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2018, approximately 14.51% of our total assets were non-qualifying assets.

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

At March 31, 2018, our investment portfolio of $297.2 million (at fair value) consisted of investments in 24 portfolio companies, of which 48.3% were first lien investments, 42.4% were second lien investments, 0.3% were in unsecured debt investments, 4.2% were unitranche loans, and 4.8% were in equities, warrants and other positions. At March 31, 2018, our average and largest portfolio company investment at fair value was $12.4 million and $25.3 million, respectively.

At June 30, 2017, our investment portfolio of $254.9 million (at fair value) consisted of investments in 23 portfolio companies, of which 49.9% were first lien investments, 49.7% were second lien investments, and 0.4% were in equity and warrant positions. At June 30, 2017, our average and largest portfolio company investment at fair value was $11.1 million and $25.9 million, respectively.

As of March 31, 2018 and June 30, 2017, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.12% and 9.73%, respectively. As of March 31, 2018 and June 30, 2017, respectively, our weighted average yield on all investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.71% and 9.64%, respectively.

Beginning March 31, 2018, we use GICS codes to identify the industry groupings. At March 31, 2018 and June 30, 2017, respectively, the industry composition of our portfolio in accordance with the GICS at fair value was as follows:

	Percentage of Total Portfolio at March 31, 2018	Percentage of Total Portfolio at June 30, 2017
Professional Services	12.70%	—%
Energy Equipment & Services	12.03	6.90
Hotels, Restaurants & Leisure	11.34	12.24
Commercial Services & Supplies	10.63	4.61
Diversified Telecommunication Services	8.53	10.18
Oil, Gas & Consumable Fuels	7.87	8.67
Media	6.66	6.04
Wireless Telecommunication Services	4.85	6.08
Distributors	4.08	3.61
Health Care Providers & Services	3.74	8.26
Electric Utilities	3.13	2.95
Building Products	3.02	3.90
Chemicals	2.67	—
Health Care Equipment & Supplies	2.53	2.91
Household Durables	2.36	2.75
Electronic Equipment	2.21	4.34
IT Services	1.65	7.84
Road & Rail	—	5.41
Specialty Retail	—	2.92
Leisure Products	—	0.39
	100.00%	100.00%

During the three months ended March 31, 2018, we added three new investments totaling approximately $51.1 million. One of these investments was in a new portfolio company. Of the new investments, 100.0% consisted of first lien investments.

At March 31, 2018, 97.7% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 2.3% bore interest at fixed rates. At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.3% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2018, we had four investments with an unfunded commitment with aggregate unfunded commitments of $3.3 million, and as of June 30, 2017, we had two such investments with an unfunded commitment with aggregate unfunded commitments of $1.2 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of March 31, 2018			As of June 30, 2017
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$6,483,750	2.18%	1	$—	—%	—
2	252,751,882	85.05%	26	212,729,243	83.45	18
3	26,844,149	9.03%	4	27,899,860	10.95	3
4	10,381,464	3.49%	2	6,759,238	2.65	1
5	739,991	0.25%	3	7,518,830	2.95	2
Total	$297,201,236	100.00%	36	$254,907,171	100.00%	24

(1)	Represents 36 investments in 24 portfolio companies

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2018 increased to $8.7 million from $7.1 million for the three months ended March 31, 2017, primarily due to the purchase of portfolio companies with higher yields offset by interest expense related to borrowings and higher incentive fees during the period.

Expenses

Total expenses for the three months ended March 31, 2018 increased to $4.9 million, compared to $3.7 million for the three months ended March 31, 2017, primarily due to an increase in income-based incentive fees and interest expenses related to borrowings.

Net investment income

Net investment income increased to $3.7 million for the three months ended March 31, 2018 from $3.4 million for the three months ended March 31, 2017, primarily due to an increase in investment income resulting from the purchase of portfolio companies with higher yields.

Net realized gain or loss

Net realized losses on investments totaled $0.2 million for the three months ended March 31, 2018, primarily due to a sale of International Wireless Group, Inc.

Net realized losses on investments totaled $1.1 million for the three months ended March 31, 2017, primarily due to the restructuring of U.S. Well Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $0.6 million for the three months ended March 31, 2018, primarily due to an increase in valuations of certain investments offset by accretion on certain investments.

During the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $3.7 million, primarily due to the net increase in fair value across our investments in fourteen portfolio companies.

Liquidity and capital resources

Cash flows

For the three months ended March 31, 2018, our unrestricted cash balance increased by $1.5 million. During that period, cash decreased by $0.6 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $51.1 million, offset by sales of investments of $44.0 million in portfolio companies and an increase in receivables from investments sold of $11.5 million. During the same period, cash from financial activities increased by $2.1 million from financing activities, consisting primarily of $3.4 million of distributions paid to our stockholders and $4.3 million of borrowings under the Financing Facilities.

Capital Resources

As of March 31, 2018, we had $6.9 million of cash as well as $2.4 million in restricted cash and $26.6 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To continue to qualify for RIC tax treatment, we must, among other things, distribute to our stockholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

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

The Adviser agreed to permanently waive all or portions of the incentive fee for the calendar year ended December 31, 2016 to the extent required to support an annualized dividend yield of 9.375% per annum. The Adviser has not contractually agreed to voluntarily waive any fees under the Advisory Agreement for the calendar year ended December 31, 2018 or thereafter.

For the three months and nine months ended March 31, 2018, $1,236,620 and $3,551,853 in base management fees were earned by the Adviser, respectively, of which $1,236,620 was payable at March 31, 2018. For the three months and nine months ended March 31, 2017, $1,124,191 and $3,519,672 in base management fees were earned by the Adviser, respectively, of which $1,124,191 was payable at March 31, 2017.

For the three and nine months ended March 31, 2018, we incurred incentive fees of $933,356, and 1,840,114 related to pre-incentive fee net investment income, respectively. As of March 31, 2018, $1,348,295 of previous incentive fees are currently payable to the Adviser, which consist of $729,305 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2017, we incurred $211,572 and $1,307,087, respectively, of incentive fees related to pre-incentive fee net investment income of which $45,829 and $249,071 were waived, respectively. As of March 31, 2017, $428,606 of previous incentive fees are currently payable to the Adviser which consist of $291,233 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of March 31, 2018, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of March 31, 2017, there were no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018, our off-balance sheet arrangements consisted of $3.3 million in unfunded commitments to four of our portfolio companies. As of June 30, 2017, our off-balance arrangements consisted of $1.2 million in unfunded commitments to two of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the nine months ended March 31, 2018 through May 7, 2018, we invested $11.9 million in new and existing portfolio companies and received repayment or sales proceeds of $18.9 million.

On May 2, 2018, our board of directors declared a distribution for the quarter ended March 31, 2018 of $0.25 per share payable on July 5, 2018 to stockholders of record as of June 15, 2018.

On May 2, 2018, our board of directors authorized a new discretionary share repurchase program of shares of our common stock of up to $5.0 million over 12 months, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of our common stock unless extended by our board of directors. Under the discretionary repurchase program, we may, but are not obligated to, repurchase our outstanding common stock from time to time in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act, and the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act.

The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. We will retire immediately all shares of common stock that we purchase in connection with the share repurchase program.

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of May 2, 2019.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2018, 97.8% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2018, a 1.00% increase in interest rates would increase our net interest income by approximately 6.7% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.5%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2018, there have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with SEC on September 6, 2017, except as described below.

Recent legislation may allow us to incur additional leverage

As a BDC, the 1940 Act will generally prohibit us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we will be allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. In accordance with the legislation, on May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective May 2, 2019. Leverage magnifies the potential for loss on investments and on invested equity capital. As we will use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

11.1	Computation of Per Share Earnings (included in “Note 9. Net Change in Net Assets Resulting from Operations Per Share” to the unaudited financial statements contained in this report)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2018

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer