Form 10-K
period 2018-06-30
CM Finance Inc
filed 2018-09-04
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

CM FINANCE INC

(Exact name of registrant as specified in its charter)

Maryland	46-2883380
(State of Incorporation)	(I.R.S. Employer Identification Number)

601 Lexington Avenue 26th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-5199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
6.125% Notes due 2023	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $109.5 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,650,124 shares of the Registrant’s common stock outstanding as of August 31, 2018.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CM FINANCE INC

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2018

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

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2020 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of June 30, 2018 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of June 30, 2018, there were $17.8 million borrowings outstanding under the 2017 UBS Revolving Financing. We refer to the Term Financing, the 2017 UBS Revolving Financing and our prior revolving credit facility with Citibank, N.A., discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Facilities,” together as the “Financing Facilities.”

On July 2, 2018, we closed the public offering of $30 million in aggregate principal amount of 6.125% notes due 2023 (the “Notes”). On July 12, 2018, the underwriters exercised their over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the Notes. The total net proceeds to us from the Notes, including the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of approximately $1.0 million and estimated offering expenses of approximately $230,000, were approximately $33.2 million.

The Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The Notes are obligations exclusively of CM Finance Inc and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 3, 2018, the outstanding principal balance of the Notes was approximately $34.5 million.

The indenture under which the Notes are issued (the “Indenture”) contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 200% (or 150% beginning on May 2, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the Indenture.

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

Portfolio Composition

As of June 30, 2018, our portfolio consisted of debt and equity investments in 25 portfolio companies with a fair value of $293.6 million. As of June 30, 2018, our portfolio consisted of 52.1% first lien investments, 43.3% second lien investments, 0.2% unsecured debt investments, 4.2% unitranche loans, and 0.2% equity, warrant and other positions. At June 30, 2018, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 11.19%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), as of June 30, 2018 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2018 was as follows:

Percentage of Total Portfolio at June 30, 2018
Professional Services	13.98%
Hotels, Restaurants & Leisure	11.36
Energy Equipment & Services	10.97
Media	10.88
Commercial Services & Supplies	10.76
IT Services	9.54
Diversified Telecommunication Services	8.49
Oil, Gas & Consumable Fuels	8.24
Distributors	4.25
Health Care Providers & Services	3.85
Chemicals	2.73
Health Care Equipment & Supplies	2.55
Electronic Equipment	2.24
Wireless Telecommunication Services	0.16

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

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by four additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, Andrew Muns, a managing director of the Adviser, and Michael Nitka, Stifel Venture Corp.’s (“Stifel”) designee to the Adviser’s investment committee. We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the Investment Advisory Agreement, we pay the Adviser an Incentive Fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%, as well as 20.0% of net capital gains.

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

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•

Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the economic downturn that began in mid-2007. We believe that, as a result of that downturn:

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $874 billion of uncalled capital as of December 31, 2017. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, each with over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by four additional investment professionals, who collectively have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

•

Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities in our target market. In addition, pursuant to the terms of our relationship with Stifel and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to the Adviser to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy.

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. The Adviser’s investment committee consists of Messrs. Mauer, Jansen, Muns and Nitka. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

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

Investment Strategy

We invest in unitranche loans, standalone second and first lien loans, and selectively in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking advantage of a potential benefit from an increase in the value of such portfolio company as part of an overall relationship. We seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. Our investments typically range in size from $5 million to $25 million. We may invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, we expect to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with high-quality sponsors.

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

•

Significant Invested Capital. The Adviser seeks investments in portfolio companies where it believes that the aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment. The Adviser believes that the existence of significant underlying equity value (i.e., the amount by which the aggregate enterprise value exceeds the aggregate indebtedness) provides important support to our debt investments.

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

Investments

The following describes the types of loans we generally make:

Unitranche loans. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. Unitranche loans typically provide for moderate loan amortization in the initial years of the loan with the majority of the principal repayment deferred until loan maturity. Unitranche loans usually provide us with greater control over a portfolio company’s capital structure, as they provide a one-stop financing solution and limit “frictional costs” (e.g., negotiations with, and concessions to, other lien holders) in the event of a workout process. Consistent with our focus on capital preservation, unitranche loans typically have less volatile returns than standalone second lien or mezzanine loans.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2018			As of June 30, 2017
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$6,458,750	2.2%	1	$—	—%	—
2	267,055,281	91.0	29	212,729,243	83.5	18
3	8,765,286	3.0	1	27,899,860	10.9	3
4	10,580,954	3.6	2	6,759,238	2.7	1
5	731,742	0.2	2	7,518,830	2.9	2

Total	$293,592,013	100.00%	35	$254,907,171	100.0%	24

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

We use the expertise of the investment professionals of the Adviser (including those provided to the Adviser under the Services Agreement) to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe the relationships of these investment professionals will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

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

Management Agreements

Investment Advisory Agreement

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, the Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we will purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

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

Example 3: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1:	$2.0 million investment made in Company A (“Investment A”), and $3.0 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $5.0 million and fair market value (“FMV”) of Investment B determined to be $3.5 million
Year 3:	FMV of Investment B determined to be $2.0 million
Year 4:	Investment B sold for $3.25 million

The capital gains portion of the incentive fee would be:

Year 1:	None

Year 2:	Capital gains incentive fee of $0.6 million — ($3.0 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3:	None — $0.4 million (20.0% multiplied by ($3.0 million cumulative capital gains less $1.0 million cumulative capital depreciation)) less $0.6 million (previous capital gains fee paid in Year 2)

Year 4:	Capital gains incentive fee of $50,000 — $0.65 million ($3.25 million cumulative realized capital gains multiplied by 20%) less $0.6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1:	$2.0 million investment made in Company A (“Investment A”), $5.25 million investment made in Company B (“Investment B”) and $4.5 million investment made in Company C (“Investment C”)

Year 2:	Investment A sold for $4.5 million, FMV of Investment B determined to be $4.75 million and FMV of Investment C determined to be $4.5 million

Year 3:	FMV of Investment B determined to be $5.0 million and Investment C sold for $5.5 million

Year 4:	FMV of Investment B determined to be $6.0 million

Year 5:	Investment B sold for $4.0 million

The capital gains incentive fee, if any, would be:

Year 1:	None

Year 2:	Capital gains incentive fee of $0.4 million — 20.0% multiplied by $2.0 million ($2.5 million realized capital gains on Investment A less $0.5 million unrealized capital depreciation on Investment B)

Year 3:	$0.25 million capital gains incentive fee(1) — $0.65 million (20.0% multiplied by $3.25 million ($3.5 million cumulative realized capital gains less $0.25 million unrealized capital depreciation)) less $0.4 million capital gains incentive fee received in Year 2

Year 4:	$0.05 million capital gains incentive fee — $0.7 million ($3.50 million cumulative realized capital gains multiplied by 20.0%) less $0.65 million cumulative capital gains incentive fee paid in Year 2 and Year 3

Year 5:	None — $0.45 million (20.0% multiplied by $2.25 million (cumulative realized capital gains of $3.5 million less realized capital losses of $1.25 million)) less $0.7 million cumulative capital gains incentive fee paid in Year 2, Year 3 and
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

Board Approval of the Investment Advisory Agreement

Our board of directors approved the Investment Advisory Agreement at its first meeting, held on October 8, 2013, which became effective in February 2014. At a meeting of our board of directors held in November 2017, our board of directors, including a majority of the independent directors, approved the annual continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) any existing and potential sources of indirect income to our Adviser from its relationships with us and the profitability of those relationships; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (e) the organizational capability and financial condition of our Adviser; and (f) various other factors.

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

•

Projected Profitability of the Adviser. Our board of directors considered information about the Adviser, including the anticipated costs of the services to be provided by the Adviser and the anticipated profits to be realized by the Adviser, which would generally be equal or similar to the profitability of investment advisers managing comparable BDCs. Our board of directors reviewed our investment performance, as well as comparative data with respect to the investment performance of other externally-managed BDCs, as it relates to the management and incentive fees we pay the Adviser. As a result of this review, our board of directors determined that our investment performance supported the renewal of the Investment Advisory Agreement.

•

Economies of Scale. Our board of directors considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Investment Advisory Agreement reflect these economies of scale for the benefit of the our stockholders. Taking into account such information, our board of directors determined that the advisory fee structure under the Investment Advisory Agreement was reasonable with respect to any economies of scale that may be realized as the Company grows.

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

Conclusions: In view of the wide variety of factors that our board of directors considered in connection with its evaluation of the Investment Advisory Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our board of directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our board of directors. Rather, our board of directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders. Our board of directors will next consider the Investment Advisory Agreement at a meeting in November 2018.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

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

Managerial Assistance to Portfolio Companies

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Senior Securities

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve such an increase in our leverage capacity, with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

In accordance with recent legislation, on May 2, 2018, our board of directors, including a “required majority,” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will change from 200% to 150%, effective May 2, 2019. For a discussion of this recent legislation, see “Risk Factors — Risks Related to Our Business and Structure — Our board of directors has approved our ability to incur additional leverage as permitted by recent legislation.” We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

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

The Adviser has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision- making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

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

Under the Stifel arrangement and subject to certain restrictions, Stifel uses its commercially reasonable efforts to present to the Adviser the opportunity to review and bid on all Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy. Subject to the approval of our board of directors, as necessary under the 1940 Act, and certain other limitations, Stifel may invest in the same portfolio companies that we invest in (regardless of whether our investment arose from a Stifel-originated opportunity) and Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act.

As a result of the relationship with Cyrus Capital and certain funds (the “Cyrus Funds”) managed by Cyrus Capital, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. We believe we may co-invest with the Cyrus Funds upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. In addition, the Cyrus Funds may, through such co-investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its economic interest in the Adviser. Cyrus Capital may also provide us with investment opportunities.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

The NASDAQ Stock Market Corporate Governance Regulations

Our common stock is listed on the NASDAQ Global Select Market under the symbol “CMFN.” The Notes are listed on the NASDAQ Global Select Market under the symbol “CMFNL.” The NASDAQ Stock Market has adopted corporate governance regulations with which listed companies must comply. We are in compliance with such corporate governance listing standards applicable to BDCs.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. Additionally, since December 2015, the Federal Reserve has continually raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

Legislative or other actions relating to taxes could have a negative effect on us.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the “Tax Cuts and Jobs Act”) and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Fund, investors, or the Fund’s portfolio investments.

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

In addition, as a result of the relationship with Cyrus Capital and the Cyrus Funds, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. We believe we may co-invest with the Cyrus Funds upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with affiliates of Cyrus Capital, including the Cyrus Funds. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with affiliates of Cyrus Capital, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, the Cyrus Funds may, through such co-investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its economic interest in the Adviser.

Our relationship with Stifel may create conflicts of interest.

Stifel owns approximately 16% of our outstanding common stock. Stifel also has a 20% interest in the Adviser. Four members of the Investment Team are dual employees of the Adviser and Stifel Nicolaus & Company, Incorporated or its affiliates pursuant to a personnel sharing arrangement with Stifel Nicolaus & Company, Incorporated. Although the members of the Investment Team that are dual employees dedicate substantially all of their time to the business and activities of the Adviser, they may continue to engage in investment advisory activities for Stifel Nicolaus & Company, Incorporated and its affiliates from time to time. This arrangement could result in a conflict of interest and may distract these investment professionals from their responsibilities to us. Stifel has a right to nominate an individual for election on our board of directors. Stifel has not exercised its right to nominate for election a member of our board of directors. We expect that if Stifel exercises its right to nominate an individual for election to our board of directors, such person would also be an employee of Stifel, and would continue to engage in investment advisory activities for Stifel, which could result in a conflict of interest and may distract such director appointee from his or her responsibilities to us. In addition, Mr. Nitka, Stifel’s designee to the Adviser’s investment committee, is a managing director and head of the Credit Investments Group at Stifel Nicolaus & Company, Incorporated. Should any conflicts arise as a result of

Mr. Nitka’s membership on the Adviser’s investment committee and his role at Stifel Nicolaus & Company, Incorporated, Mr. Nitka will recuse himself from consideration of any potential conflict related to Stifel Nicolaus & Company, Incorporated and its affiliates.

Under the Stifel arrangement and subject to certain restrictions, Stifel will use its commercially reasonable efforts to present to the Adviser to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy, subject to the approval of our board of directors, as necessary under the 1940 Act, and certain other limitations. Stifel may invest in the same portfolio companies that we invest in (regardless of whether our investment arose from a Stifel-originated opportunity), and Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with Stifel and its affiliates. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with Stifel and its affiliates, our business, financial condition, results of operations and cash flows could be materially adversely affected.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of the Adviser’s investment committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, such as Stifel, or of investment funds, accounts, or investment vehicles managed by the Adviser or Stifel. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, the Adviser and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. Four members of the Investment Team are dual employees of the Adviser and Stifel Nicolaus & Company, Incorporated or its affiliates pursuant to a personnel sharing arrangement with Stifel Nicolaus & Company, Incorporated. Although the members of the Investment Team that are dual employees dedicate substantially all of their time to the business and activities of the Adviser, they may continue to engage in investment advisory activities for Stifel Nicolaus & Company, Incorporated and its affiliates from time to time. This arrangement could result in a conflict of interest and may distract these investment professionals from their responsibilities to us. As a result, and although the Adviser and its Investment Team are subject to a written conflicts of interest policy, the time and resources the Investment Team could devote to us may be diverted. In addition, we may compete with any such Stifel-advised investment entity for the same investors and investment opportunities.

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

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Adviser is based on the value of our gross assets, receipt of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable to the Adviser.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Messrs. Mauer and Jansen, each an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by certain members of our board of directors, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to maintain our qualification as a RIC and thus be subject to corporate-level U.S. federal income tax. See “Business — Taxation as a Regulated Investment Company.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. At a meeting initially convened on November 7, 2017 and reconvened on November 30, 2017 and December 21, 2017, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2017 Annual Meeting of Stockholders and the date of the Company’s 2018 Annual Meeting of Stockholders, which we expect to be held in November 2018. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution. In addition, neither Stifel nor the Cyrus Funds are subject to these restrictions and may sell their respective shares of our common stock at a per share price that is below net asset value per share, which may negatively affect the prevailing market prices for our common stock and our ability to raise additional capital.

Our board of directors has approved our ability to incur additional leverage as permitted by recent legislation.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In other words, prior to the enactment of the legislation, a BDC could borrow $1 for investment purposes for every $1 of investor equity. Now, for those BDCs that satisfy the legislation’s approval and disclosure requirements, the BDC can borrow $2 for investment purposes for every $1 of investor equity. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

In accordance with the legislation, on May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will change from 200% to 150%, effective May 2, 2019.

Leverage magnifies the potential for loss on investments and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. See the risk factor below. Leverage is generally considered a speculative investment technique. See “—Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2018, substantially all of our assets were pledged as collateral under the Financing Facilities. In addition, under the terms of the Financing Facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% beginning on May 2, 2019). If this ratio declines below 200% (or 150% beginning on May 2, 2019), we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a BDC or be precluded from investing according to our current business strategy.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, which was in February 2014, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our business is highly dependent on the communications and information systems of the Adviser, which are provided to us on behalf of the Adviser by Cyrus Capital pursuant to the Services Agreement directly or through third party service providers. Any failure or interruption of such systems, including as a result of the termination of the Services Agreement or an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve has gradually raised the federal funds rate since December 2015, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Credit risk is the potential loss we may incur from a failure of a company to make payments according to the terms of a contract. We are subject to credit risk because of our strategy of investing in the debt of leveraged companies and our involvement in derivative instruments. Our exposure to credit risk on our investments is limited to the fair value of the investments. Our derivative contracts are executed pursuant to an International Swaps and Derivatives Association master agreement that we currently have in place with UBS with respect to the Term Financing. Any material exposure due to counter-party risk under the Term Financing or the Financing Facilities, generally, could have a material adverse effect on our operating results.

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

As of June 30, 2018, our investments in the energy equipment and services industry together with oil, gas and consumable fuels represented approximately 19.2% of the fair value of our portfolio; in the professional services industry represented approximately 14.0% of the fair value of our portfolio; in the hotels, restaurants and leisure industry represented approximately 11.4% of the fair value of our portfolio; in the media industry represented approximately 10.9% of the fair value of our portfolio; and in the commercial services and supplies industry represented approximately 10.8% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the energy equipment and services and oil, gas and consumable fuels industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the energy equipment and services industry together with oil, gas and consumable fuels represented approximately 19.2%, in the aggregate, of our total portfolio as of June 30, 2018. The revenues, income (or losses) and valuations of companies in these industries are highly dependent upon the valuations of oil and gas companies, which can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 14.0% of our total portfolio as of June 30, 2018. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the hotels, restaurants and leisure industry face considerable uncertainties including significant technological developments.

Our investments in portfolio companies that operate in the hotels, restaurants and leisure industry represent approximately 11.4% of our total portfolio as of June 30, 2018. Portfolio companies in the hotels, restaurants and leisure sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace, difficulty in obtaining financing, rapid obsolescence, and agreements linking future rate increases to inflation or other factors not directly related to the active operating profits of the portfolio company. Portfolio companies in the hotels, restaurants and leisure industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If a portfolio company is unable to participate in new product or distribution technologies, its results of operations may suffer. Adverse economic, business, or regulatory developments affecting the entertainment sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

An investment in media companies may be risky relative to an investment in companies operating in other industries.

Our investments in portfolio companies that operate in the media industry represent approximately 10.9%

of our total portfolio as of June 30, 2018. There are unique risks in investing in companies in the media industry and a downturn in the industry could significantly impact the aggregate returns we realize.

Media companies typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, media companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In recent years, a number of internet companies have filed for bankruptcy or liquidated, and many large companies whose purchases affect the demand for products and services in the media industry have experienced financial difficulties, which may result in decreased demand for such products and services in the future. Our investments in the media industry may be risky and we could lose all or part of our investments.

We invest in the commercial services and supplies industry, which is subject to specific risks. Any concentration of our portfolio in this industry could subject us to a risk of significant loss if there is a downturn in the industry.

Our investments in portfolio companies that operate in the commercial services and supply industry represent approximately 10.8% of our total portfolio as of June 30, 2018. There are unique risks in investing in companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize.

For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces, termination of contracts with, or other disruptions in or decay of relationships with, their customers or other third parties, such as third-party suppliers or manufacturers, and various other factors. Some market forces that could adversely affect the operating results and financial condition of our portfolio companies in the commercial services and supplies industry may be particular to our specific portfolio companies as a result of direct competition or other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies.

We likely will have little control over the risks that face our portfolio companies in the commercial services and supplies sector, and any of these companies may fail to devote the necessary resources and attention to sell and market their services or products effectively, which could render them unable to generate revenues and reach or sustain profitability. Any such occurrence could significantly and adversely impact the aggregate returns we realize.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Some of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. Uncertainty as to a LIBOR replacement, or the treatment of securities currently benchmarked to LIBOR, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. At a meeting initially convened on November 7, 2017 and reconvened on November 30, 2017 and December 21, 2017, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2017 Annual Meeting of Stockholders and the date of the Company’s 2018 Annual Meeting of Stockholders, which we expect to be held in November 2018. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “—Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, at a meeting initially convened on November 7, 2017 and reconvened on November 30, 2017 and December 21, 2017, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2017 Annual Meeting of Stockholders and the date of the Company’s 2018 Annual Meeting of Stockholders, which we expect to be held in November 2018. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

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

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. The example assumes that Company XYZ has 13,500,000 common shares outstanding, $300,000,000 in total assets and $100,000,000 in total liabilities. The current net asset value and net asset value per share are thus $200,000,000 and $14.81. The table illustrates the dilutive effect on nonparticipating Stockholder A of (1) an offering of 1,350,000 shares (10% of the outstanding shares) at $13.33 per share after offering expenses and commissions (a 10% discount from net asset value).

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding . . . . . . . . . . . . . . . . . . . . . . . . .	13,500,000	14,850,000		10.00%
NAV per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$14.81	$14.68		(0.91)%

Dilution to Existing Stockholder
Shares Held by Stockholder A . . . . . . . . . . . . . . . . . . . . .	135,000	135,000	(1)	0.0%
Percentage Held by Stockholder A . . . . . . . . . . . . . . . . . .	1.00%	0.91%		(9.09)%
Total Interest of Stockholder A in NAV . . . . . . . . . . . . . .	$2,000,000	$1,981,818		(0.91)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

Risks Relating to Our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities.

The Notes are not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Financing Facilities) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of June 30, 2018, we had, through CM SPV, $102.0 million and $17.8 million in outstanding indebtedness under the Term Financing and the 2017 UBS Revolving Financing, respectively, which are secured by the assets held at CM SPV. The indebtedness under the Financing Facilities is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness. The Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $23.1 million as of June 30, 2018.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of CM Finance Inc, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such current or future subsidiary and to any indebtedness or other liabilities of any such current or future subsidiary senior to our claims, including under the Financing Facilities. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

The indenture under which the Notes are issued contains limited protection for holders of the Notes.

The Indenture offers limited protection to holders of the Notes. The terms of the Indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the Indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% beginning on May 2, 2019, as discussed below) after such borrowings. In accordance with recent legislation, on May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities will change from 200% to 150%, effective May 2, 2019. See “—Our board of directors has approved our ability to incur additional leverage as permitted by recent legislation”.

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (or 150% beginning on May 2, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the Indenture does not require us to make an offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the Indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes) and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the Indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for trading levels and prices of the Notes.

Even though the Notes are listed on the NASDAQ Global Select Market, an active trading market for the Notes may not develop, which could limit your ability to sell the Notes or affect the market price of the Notes.

We cannot provide any assurances that an active trading market will develop for the Notes, or that, if it does develop, it will be sustained or that you will be able to sell your Notes. The Notes may trade at a discount from the price paid for the notes depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors.

Accordingly, we cannot assure you that a liquid trading market will develop for the Notes or that, if an active trading market for the Notes does develop, it will be sustained, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Term Financing or the 2017 UBS Revolving Financing or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Financing Facilities), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Financing Facilities or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from investment activities, or that future borrowings will be available to us under the Financing Facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Financing Facilities or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Financing Facilities or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Financing Facilities or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt, including the Financing Facilities. Because the Financing Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if we have a default under the terms of the Notes, the obligations under the Financing Facilities or any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CMFN.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year Ended	High	Low
June 30, 2019
First quarter (through August 31, 2018)	$9.35	$8.75

June 30, 2018
Fourth quarter	9.88	7.90
Third quarter	8.70	7.75
Second quarter	9.65	7.70
First quarter	10.30	9.25

June 30, 2017
Fourth quarter	10.80	9.95
Third quarter	10.50	9.20
Second quarter	10.25	8.65
First quarter	10.31	8.85

The last reported sale price for our common stock on the NASDAQ Global Select Market on August 31, 2018 was $9.15 per share. As of August 31, 2018, we had 27 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2019
First Quarter	August 23, 2018	September 18, 2018	October 5, 2018	$0.2500

June 30, 2018
Fourth Quarter	May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
Third Quarter	February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
Second Quarter	November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
First Quarter	August 24, 2017	September 8, 2017	October 5, 2017	$0.2500

June 30, 2017
Fourth Quarter	May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
Third Quarter	November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
Second Quarter	November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
First Quarter	August 25, 2016	September 16, 2016	October 6, 2016	$0.3516

Total				$2.4532

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Alcentra Capital Corp, Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corp, THL Credit, Inc., and WhiteHorse Finance Inc, for the period from February 6, 2014 (initial public offering) through June 30, 2018. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the year ended June 30, 2018 is derived from our financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The following selected financial data for the years ended June 30, 2017, June 30, 2016, June 30, 2015 and June 30, 2014, is derived from our financial statements which have been audited by Ernst and Young, LLP, our former independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended June 30,
Statement of Operations Data:	2018	2017	2016	2015	2014
Total investment income	$40,791,752	$31,012,197	$35,579,922	$36,917,105	$21,134,061
Total expenses, net of fee waiver	$21,816,119	$15,313,613	$15,725,966	$16,699,402	$5,135,934
Net investment income	$18,975,633	$15,698,584	$19,853,956	$20,217,703	$15,998,127
Net increase (decrease) in net assets resulting from operations	$15,625,480	$23,579,465	$(9,344,770)	$15,433,288	$16,176,034

Per Share Data(1):
Net asset value	$12.57	$12.41	$11.90	$14.41	14.65
Net investment income	$1.39	$1.15	$1.45	$1.48	0.47
Net increase (decrease) in net assets resulting from operations	$1.14	$1.72	$(0.68)	$1.13	0.51
Distributions declared	$1.00	$1.20	$1.83	$1.37	0.52

	For the year ended June 30,
Statement of Operations Data:	2018	2017	2016	2015	2014

Balance Sheet Data:
Investments at fair value	$293,592,013	$254,907,171	$272,114,164	$330,323,856	$273,710,465
Cash and cash equivalents	$5,620,441	$10,646,697	$18,433,066	$21,535,492	$24,698,073
Total assets	$314,534,581	$296,033,878	$321,471,906	$362,789,876	$308,759,998
Total liabilities	$143,011,915	$126,085,766	$158,722,023	$165,839,027	$108,543,177
Total net assets	$171,522,666	$169,948,112	$162,749,883	$196,950,849	$200,216,821

Other Data:
Number of portfolio companies at period end	25	23	22	26	24
Weighted average yield on debt investments (at cost) at period end	11.19%	9.73%	9.80%	10.91%	10.82%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle- market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

We have formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At June 30, 2018, we had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid- ask spread or significant increase in the bid ask spread.

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

As of June 30, 2018 and June 30, 2017 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2018, we had no investments on non-accrual status. As of June 30, 2017, we had one investment on non-accrual status, which represented approximately 3.0% of our portfolio at fair value.

Financing Facilities

We have, through CM SPV, our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2020 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of June 30, 2018 and June 30, 2017, we had $102.0 million and $102.0 million outstanding under the Term Financing.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving

Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of June 30, 2018 and June 30, 2017, there were $17.8 million and $0 borrowings outstanding under the 2017 UBS Revolving Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. As of June 30, 2018, 2018 and June 30, 2017, there were no borrowings outstanding under the Citi Revolving Financing. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2018, approximately 19.6% of our total assets were non-qualifying assets.

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

As of June 30, 2018, our investment portfolio consisted of debt and equity investments in 25 portfolio companies, of which 52.1% were first lien investments, 43.3% of $293.6 million (at fair value) were second lien investments, 0.2% were in unsecured debt investments, 4.2% were unitranche loans, and 0.2% were in equities, warrants and other positions. At June 30, 2018, our average and largest portfolio company investment at fair value was $11.7 million and $24.9 million, respectively.

At June 30, 2017, our investment portfolio of $254.9 million (at fair value) consisted of debt and equity investments in 23 portfolio companies, of which 49.9% were first lien investments, 49.7% were second lien investments, and 0.4% were in equity investments. At June 30, 2017, our average and largest portfolio company investment at fair value was $11.1 million and $25.9 million, respectively.

As of June 30, 2018 and June 30, 2017, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.19% and 9.73%, respectively.

Beginning March 31, 2018, we use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2018 and June 30, 2017, respectively, the industry composition of our portfolio in accordance with GICS at fair value was as follows:

	Percentage of Total Portfolio at June 30, 2018	Percentage of Total Portfolio at June 30, 2017
Professional Services	13.98%	—%
Hotels, Restaurants & Leisure	11.36	12.24
Energy Equipment & Services	10.97	6.90
Media	10.88	6.04
Commercial Services & Supplies	10.76	4.61
IT Services	9.54	7.84
Diversified Telecommunication Services	8.49	10.18
Oil, Gas & Consumable Fuels	8.24	8.67
Distributors	4.25	3.61
Health Care Providers & Services	3.85	8.26
Chemicals	2.73	—
Health Care Equipment & Supplies	2.55	2.91
Electronic Equipment	2.24	4.34
Wireless Telecommunication Services	0.16	6.08
Road & Rail	—	5.41
Building Products	—	3.90
Electric Utilities	—	2.95
Specialty Retail	—	2.92
Household Durables	—	2.75
Leisure Products	—	0.39

	100.00%	100.00%

During the twelve months ended June 30, 2018, we added 23 new investments and 10 separate draws on existing revolving credit facilities, totaling approximately $172.5 million. Of these investments, 18 were in new portfolio companies and five were in existing portfolio companies. Of these new investments, 83.6% consisted of first lien investments, 16.1% second lien investments, and 0.3% in equity, warrants, and other investments.

During the twelve months ended June 30, 2017, we added 28 new investments, totaling approximately $134.3 million. Of these investments, 15 were in new portfolio companies and 13 were in existing portfolio companies. Of these new investments, 63.3% consisted of first lien investments, 36.7% second lien investments.

At June 30, 2018, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates. At June 30, 2017, 95.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.3% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2018, we had three such investments with aggregate unfunded commitments of $2,754,551. As of June 30, 2017, we had two such investments with aggregate unfunded commitments of $1,205,421.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30. 2018			As of June 30, 2017
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$6,458,750	2.2%	1	$—	—%	—
2	267,055,281	91.0	29	212,729,243	83.5	18
3	8,765,286	3.0	1	27,899,860	10.9	3
4	10,580,954	3.6	2	6,759,238	2.7	1
5	731,742	0.2	2	7,518,830	2.9	2

Total	$293,592,013	100.0%	35	$254,907,171	100.0%	24

Results of Operations

Comparison of the twelve months ended June 30, 2018 and June 30, 2017

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the twelve months ended June 30, 2018 increased to $40.8 million from $31.0 million for the twelve months ended June 30, 2017, primarily due to dividends received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Expenses

Total expenses (including waiver, if applicable) for the twelve months ended June 30, 2018 increased to $21.8 million from $15.3 million for the twelve months ended June 30, 2017, due primarily to an increase in our income-based incentive fee and our tax provision related to the dividend received from our wholly-owned subsidiaries.

Net investment income

Net investment income increased to $19.0 million for the twelve months ended June 30, 2018 from $15.7 million for the twelve months ended June 30, 2017, due to an increase in investment income primarily due to the dividend received from our wholly-owned subsidiaries offset by our income-based incentive and our tax provision related to the dividend received from our wholly-owned subsidiaries.

Net realized gain or loss

The net realized loss on investments totaled $9.9 million for the twelve months ended June 30, 2018, primarily due to the restructuring of Bird Electric, LLC and the sale of Dayton Superior Corporation during the period.

The net realized loss on investments totaled $11.8 million for the twelve months ended June 30, 2017, primarily due to the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings LLC during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $6.5 million for the twelve months ended June 30, 2018, primarily due to an increase in fair value of our investments in Caelus Energy Alaska 03, LLC, AP NMT Acquisition BV and the restructuring of Bird Electric, LLC offset by the restructuring of Trident USA Health Services, LLC during the period.

We recorded a net change in unrealized appreciation of $19.7 million for the twelve months ended June 30, 2017, primarily due to an increase in fair value of our investments in Caelus Energy Alaska 03, LLC and PR Wireless, Inc., the realization of North American Lifting Holdings, Inc. and the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings LLC during the period.

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

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $19.7 million for the twelve months ended June 30, 2017, primarily due to an increase in fair value of our investments in Caelus Energy Alaska 03, LLC and PR Wireless, Inc., the realization of North American Lifting Holdings, Inc. and the restructuring of U.S. Well Services, LLC and AAR Intermediate Holdings LLC during the period.

We recorded a net change in unrealized depreciation of $29.5 million for the twelve months ended June 30, 2016, primarily due to decline in fair value of our investments in Bird Electric Enterprises, LLC, AAR Intermediate Holdings, LLC, and YRC Worldwide, Inc.

Liquidity and capital resources

Cash flows

For the twelve months ended June 30, 2018, our cash balance decreased by $5.0 million. During that period, we used $8.2 million in cash towards operating activities, primarily due to proceeds from repayment and sale of investments in portfolio companies of $143.2 million, offset by investments of $172.2 million in portfolio companies. During the same period, we generated $3.2 million from financing activities, consisting primarily of proceeds from the 2017 UBS Revolving Financing offset by distributions to our stockholders and repayments to the 2017 UBS Revolving Financing.

Capital Resources

As of June 30, 2018, we had $5.6 million of cash as well as $2.7 million in restricted cash and $32.2 million of capacity under the 2017 UBS Revolving Financing. As of June 30, 2018, we had approximately $119.8 million of senior securities outstanding and our asset coverage ratio was 243%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

For the twelve months ended June 30, 2018 and June 30, 2017, $4,871,706 and $4,652,064 in base management fees were earned by the Adviser, respectively, of which $1,319,853 and $1,132,391 were payable at June 30, 2018 and June 30, 2017, respectively.

For the twelve months ended June 30, 2018, we incurred $3,932,710 of incentive fees related to pre-incentive fee net investment income, of which $574,492 was voluntarily waived by the Adviser. As of June 30, 2018, $2,247,710 of such incentive fees are currently payable to the Adviser and $772,234 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2017, we incurred $1,289,927 of incentive fees related to pre-incentive fee net investment income, of which $249,071 was voluntarily waived by the Adviser. As of June 30, 2017, $274,073 of such incentive fees are currently payable to the Adviser and $231,063 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Such waivers in no way imply that the Adviser will agree to waive any incentive fees in any future period.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Investment Advisory Agreement. As of June 30, 2017, there was no capital gains incentive fee payable to the Adviser under the Investment Advisory Agreement.

With respect to the incentive fee expense accrual relating to the capital incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018, our off-balance sheet arrangements consisted of $2.8 million in unfunded commitments to four of our portfolio companies. As of June 30, 2017, we did not have any off-balance sheet arrangements.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2018 through August 31, 2018, the Company invested $34.1 million in five new portfolio companies and received repayment or sales proceeds of $13.3 million.

On July 2, 2018, we closed the public offering of $30 million in aggregate principal amount of the Notes. On July 12, 2018, the underwriters exercised their over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the Notes. The total net proceeds to us from the Notes, including the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of approximately $1.0 million and estimated offering expenses of approximately $230,000, were approximately $33.2 million.

The Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of August 31, 2018, the outstanding principal balance of the Notes was approximately $34.5 million.

The Indenture contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940

Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 200% (or 150% beginning on May 2, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.

On August 23, 2018, our board of directors declared a distribution for the quarter ended September 30, 2018 of $0.25 per share payable on October 5, 2018 to stockholders of record as of September 18, 2018.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2018, 95.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2018, a 1.00% increase in interest rates would increase our net interest income by approximately 7.0% and a 2.00% increase in interest rates would increase our net interest income by approximately 14.1%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

CM Finance Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of CM Finance Inc and subsidiaries (the Company) as of June 30, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of June 30, 2018, by correspondence with the custodian or the agents of the underlying investments. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 4, 2018

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

/s/ Ernst & Young LLP

September 6, 2017

New York, NY

CM Finance Inc and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2018	June 30, 2017
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $302,647,282 and $ 270,467,740, respectively)	$293,592,013	$254,907,171
Derivatives, at fair value (cost of $0 and $0, respectively)	229,918	5,830,501
Cash	5,620,441	10,646,697
Cash, restricted	2,706,273	22,616,177
Receivable for investments sold	7,751,875	—
Interest receivable	4,011,450	1,627,774
Deferred offering costs	121,922	186,513
Other receivables	245,550	—
Prepaid expenses and other assets	255,139	219,045

Total Assets	$314,534,581	$296,033,878

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	17,823,000	—
Deferred debt issuance costs	(1,953,771)	(578,074)

Notes payable, net	117,869,229	101,421,926
Payable for investments purchased	12,569,450	12,490,000
Dividend payable	3,417,848	3,422,307
Deferred financing costs payable	2,071,167	620,500
Income-based incentive fees payable	2,294,678	274,073
Base management fees payable	1,319,853	1,132,391
Accrued provision for taxes	2,579,337	—
Derivatives, at fair value (cost $0 and $0, respectively)	229,918	5,830,501
Interest payable	303,153	205,027
Directors’ fees payable	99,296	100,000
Allocation of administrative cost from Adviser payable	—	85,000
Accrued expenses and other liabilities	257,986	504,041

Total Liabilities	143,011,915	126,085,766

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,649,504 and 13,689,221 shares issued and outstanding, respectively)	13,649	13,689
Additional paid-in capital	198,700,999	199,066,123
Accumulated net realized loss	(21,087,280)	(11,231,827)
Undistributed (distributions in excess of) net investment income	2,950,567	(2,339,304)
Net unrealized depreciation on investments	(9,055,269)	(15,560,569)

Total Net Assets	171,522,666	169,948,112

Total Liabilities and Net Assets	$314,534,581	$296,033,878

Net Asset Value Per Share	$12.57	$12.41

See notes to consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Operations

	For the twelve months ended June 30,
	2018	2017	2016
Investment Income:
Interest income	$28,691,187	$29,476,315	$33,683,108
Payment in-kind interest income	2,609,037	423,632	960,603
Dividend income	9,005,887	—	—
Payment in-kind dividend income	333,333	—	—
Other fee income	152,308	1,112,250	936,211

Total investment income	40,791,752	31,012,197	35,579,922

Expenses:
Interest expense	6,310,842	4,748,449	4,048,527
Base management fees	4,871,706	4,652,064	5,511,532
Income-based incentive fees	3,932,710	1,289,927	1,229,031
Provision for tax expense	2,579,337	—	—
Professional fees	1,063,528	806,810	1,039,802
Allocation of administrative costs from Adviser	1,198,397	987,286	785,846
Amortization of deferred debt issuance costs	695,470	932,417	1,441,044
Insurance expense	351,923	345,697	367,327
Directors’ fees	402,240	501,233	425,922
Custodian and administrator fees	295,032	480,269	442,598
Offering expense	186,513	—	—
Other expenses	455,645	818,532	434,337

Total expenses	22,343,343	15,562,684	15,725,966
Waiver of income-based incentive fees	(527,224)	(249,071)	—

Net expenses	21,816,119	15,313,613	15,725,966

Net investment income	18,975,633	15,698,584	19,853,956

Net realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) from investments	(9,855,453)	(11,809,335)	283,276
Net change in unrealized appreciation/(depreciation) in value of investments	6,505,300	19,690,216	(29,482,002)

Total realized and unrealized gain/(loss) on investments	(3,350,153)	7,880,881	(29,198,726)

Net increase (decrease) in net assets resulting from operations	$15,625,480	$23,579,465	$(9,344,770)

Basic and diluted:
Net investment income per share	$1.39	$1.15	$1.45
Earnings (loss) per share	$1.14	$1.72	$(0.68)
Weighted average shares of common stock outstanding	13,689,823	13,686,288	13,674,197
Distributions paid per common share	$1.00	$1.20	$1.83

See notes to consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the twelve months ended June 30,
	2018	2017	2016
Net assets at beginning of year	$169,948,112	$162,749,883	$196,950,849

Increase (decrease) in net assets resulting from operations:
Net investment income	18,975,633	15,698,584	19,853,956
Net realized gain/(loss) on investments	(9,855,453)	(11,809,335)	283,276
Net change in unrealized appreciation (depreciation) on investments	6,505,300	19,690,216	(29,482,002)

Net increase (decrease) in net assets resulting from operations	15,625,480	23,579,465	(9,344,770)

Stockholder distributions:
Distributions from net investment income	(13,685,762)	(16,467,071)	(20,614,360)
Distributions from net realized gains	—	—	(4,366,660)

Net decrease in net assets resulting from stockholder distributions	(13,685,762)	(16,467,071)	(24,981,020)

Capital transactions:
Reinvestments of stockholder distributions	25,014	85,835	124,824
Repurchase of common stock	(390,178)	—	—

Net increase (decrease) in net assets resulting from capital transactions	(365,164)	85,835	124,824

Net increase (decrease) in net assets	1,574,554	7,198,229	(34,200,966)

Net assets at end of period (including undistributed (distributions in excess of) net investment income of $2,950,567, $(3,750,362), and $(1,736,009), respectively)	$171,522,666	$169,948,112	$162,749,883

See notes to consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2018	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$15,625,480	$23,579,465	$(9,344,770)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(172,238,259)	(134,235,087)	(63,049,676)
Payment in-kind interest	(2,609,037)	(423,632)	(960,603)
Payment in-kind dividends	(333,333)	—	—
Sales and repayments of investments	137,045,592	162,646,483	95,132,109
Net realized (gain) loss on investments	9,855,453	11,809,335	(283,276)
Net change in unrealized (appreciation) depreciation on investments	(6,505,300)	(19,690,216)	29,482,002
Amortization of discount/premium on investments	(3,899,958)	(2,899,890)	(2,110,864)
Amortization of deferred debt issuance costs	695,470	932,417	1,441,044

Net (increase) decrease in operating assets:
Cash, restricted	19,909,904	(4,592,711)	(14,589,762)
Interest receivable	(2,383,676)	269,936	1,003,094
Receivable for investments sold	(7,751,875)	—	—
Other receivables	(245,550)	—	—
Prepaid expenses and other assets	(36,094)	15,792	(2,133)

Net increase (decrease) in operating liabilities:
Payable for investments purchased	79,450	3,661,250	5,840,095
Interest payable	98,126	29,235	7,134
Accrued provisions for income taxes	2,579,337	—	—
Directors fees payable	(704)	100,000	—
Accrued expenses and other liabilities	(331,055)	(356,324)	367,290
Base management fees payable	187,462	(125,377)	(163,210)
Income-based incentive fees payable	2,020,605	(1,467)	(1,447,720)

Net cash provided by (used in) operating activities	(8,237,962)	40,719,209	41,320,754

Cash Flows from Financing Activities:
Payment for deferred financing costs	(620,500)	(258,542)	(1,266,458)
Deferred offering costs	64,591	—	—
Distributions to shareholders	(13,665,207)	(17,768,707)	(24,787,592)
Repurchase of common stock	(390,178)	—	—
Proceeds from borrowing on revolving credit facility	53,378,000	41,522,649	34,939,022
Repayments of borrowing on revolving credit facility	(35,555,000)	(72,000,978)	(53,308,152)

Net cash provided by (used in) financing activities	3,211,706	(48,505,578)	(44,423,180)

Net change in cash	(5,026,256)	(7,786,369)	(3,102,426)

Cash:
Beginning of year	10,646,697	18,433,066	21,535,492

End of year	$5,620,441	$10,646,697	$18,433,066

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$6,212,715	$4,719,214	$4,041,393
Cash paid for taxes	$—	$—	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	25,014	85,835	124,824
Non-cash purchase of investments	$—	$14,343,675	$—
Non-cash sale of investments	$—	$(14,343,675)	$—

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Revolver(4)(5)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	10/11/2016	09/30/2021	$2,376,238	$1,683,168	$1,683,168	0.98%
1888 Industrial Services, LLC – Term A(4)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	9/30/2016	09/30/2021	4,950,495	4,950,495	4,950,495	2.89%
1888 Industrial Services, LLC – Term B(3)(4)	Energy Equipment & Services	3M L+8.00% PIK (1.00% Floor)	9/30/2016	09/30/2021	11,687,047	5,912,941	8,765,286	5.11%
American Gaming Systems Inc.(6)	Hotel, Restaurants & Leisure	3M L+4.25% (1.00% Floor)	2/9/2018	02/15/2024	20,400,451	20,400,451	20,400,451	11.89%
CareerBuilder, LLC(6)	Professional Services	3M L+6.75% (1.00% Floor)	7/27/2017	07/27/2023	10,994,114	10,705,928	10,994,114	6.41%
Deluxe Toronto Ltd.(6)	Media	3M L+5.50% (1.00% Floor)	6/29/2018	12/07/2020	5,000,000	4,950,000	4,950,000	2.89%
Exela Intermedia LLC(7)	IT Services	3M L+6.50% (1.00% Floor)	6/5/2018	07/12/2023	5,468,354	5,524,248	5,524,678	3.22%
Exela Intermedia LLC(7)	IT Services	Fixed 10.00%	6/19/2018	07/15/2023	5,500,000	5,685,426	5,685,900	3.32%
FPC Holdings, Inc.(6)	Distributors	3M L+4.50% (1.25% Floor)	3/28/2018	11/18/2022	12,468,750	12,104,452	12,468,750	7.27%
GEE Group, Inc.(6)(8)	Professional Services	2M L+13.75% (1.00% Floor)	3/26/2018	03/31/2021	12,286,453	12,286,453	12,286,453	7.16%
Hostway Corp(6)	IT Services	3M L+5.75%	4/19/2018	12/13/2019	12,060,739	11,817,448	11,799,021	6.88%
Immucor, Inc.(6)	Healthcare Equipment & Services	3M L+5.00% (1.00% Floor)	6/27/2017	06/15/2021	7,425,000	7,366,701	7,499,250	4.37%
Liberty Oilfield Services LLC(6)(9)	Energy Equipment & Services	1M L+7.625% (1.00% Floor)	9/19/2017	09/19/2022	6,458,750	6,347,581	6,458,750	3.77%
Montreign Operating Company, LLC(6)	Hotel, Restaurants & Leisure	1M L+8.25% (1.00% Floor)	12/16/2016	01/24/2023	13,199,738	13,246,185	12,935,744	7.54%
Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services	3M L+6.50% (1.00% Floor)	5/6/2016	12/08/2021	10,748,527	10,225,894	10,533,557	6.14%
PR Wireless LLC(5)	Wireless Telecommunication Services	3M L+5.25% (1.00% Floor)	11/15/2017	06/27/2020	2,308,097	461,619	461,619	0.27%
RPX Corporation	Professional Services	3M L+6.00%	6/8/2018	6/8/2024	10,000,000	9,900,190	9,900,000	5.77%
U.S. Well Services, LLC(3)(7)(9)	Energy Equipment & Services	1M L+9.00% (1.00% Floor)	2/1/2017	02/02/2022	9,633,228	9,684,648	9,633,228	5.62%
U.S. Well Services, LLC – Revolver(5)	Energy Equipment & Services	2M L+6.00% (1.00% Floor)	2/1/2017	02/02/2022	920,856	705,852	705,852	0.41%
Zinc Acquisition Holdings, LP(6)	Chemicals	3M L+10.00% (1.00% Floor)	10/9/2017	09/29/2024	7,500,000	7,430,251	7,500,000	4.37%

Total Senior Secured First Lien Debt Investments					171,386,837	161,389,931	165,136,316	96.28%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(9)(10)	Media	3M L+9.00% (1.00% Floor)	8/12/2014	08/13/2022	$20,000,000	$19,166,531	$20,000,000	11.66%
Caelus Energy Alaska 03, LLC(6)	Oil, Gas & Consumable Fuels	3M L+7.50% (1.25% Floor)	4/17/2014	04/15/2020	26,000,000	24,848,113	24,180,000	14.10%
Intermedia Holdings, Inc.(6)	IT Services	3M L+9.50% (1.00% Floor)	1/3/2017	02/01/2025	5,000,000	4,911,867	5,000,000	2.91%
International Wire Group, Inc.	Electronic Equipment	Fixed 10.75%	4/27/2017	08/01/2021	7,000,000	6,915,565	6,580,000	3.84%
Lionbridge Technologies, Inc.(3)	Commercial Services & Supplies	1M L+9.75% (1.00% Floor)	2/6/2017	02/28/2025	12,000,000	11,789,661	12,000,000	7.00%
Montrose Environmental Group, Inc.	Commercial Services & Supplies	3M L+9.50%	9/29/2017	09/30/2020	20,000,000	19,688,421	19,600,000	11.43%
Premiere Global Services, Inc.(6)	Diversified Telecommunication Services	3M L+9.50% (1.00% Floor)	11/30/2016	06/06/2022	15,000,000	14,679,729	14,400,000	8.39%
TouchTunes Interactive Networks, Inc.(6)	Media	1M L+8.25% (1.00% Floor)	5/4/2017	05/27/2022	7,000,000	6,977,435	7,000,000	4.08%
Trident USA Health Services, LLC – Tranche A(3)	Healthcare Providers & Services	3M L+10.00% PIK (1.25% Floor)	11/29/2017	07/31/2020	2,612,643	2,493,712	377,266	0.22%
Trident USA Health Services, LLC – Tranche B(3)	Healthcare Providers & Services	3M L+10.00% PIK (1.25% Floor)	11/29/2017	07/31/2020	20,956,435	20,018,194	10,203,688	5.95%
ZeroChaos Parent, LLC(6)	Professional Services	3M L+8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,871,114	7,860,000	4.58%

Total Senior Secured Second Lien Debt Investments					143,569,078	139,360,342	127,200,954	74.16%

Unsecured Debt Investments
Trident USA Health Services, LLC – Holdco A Note	Healthcare Providers & Services	—		07/31/2020	2,426,201	—	731,742	0.43%

Total Unsecured Debt Investments					2,426,201	—	731,742	0.43%

Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(11)(12)	Energy Equipment & Services				11,880	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Zinc Acquisition Holdings, LP (Common Stock)(13)	Chemicals	—			523	523,000	523,000	0.30%

Total Equity, Warrants and Other Investments					12,604	1,897,009	523,001	0.30%

Total Non-Controlled/Non-Affiliates					$317,394,720	$302,647,282	$293,592,013	171.17%

Liabilities in excess other assets							(122,069,347)	(71.17%)

Net Assets							$171,522,666	100.00%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes payable (11)(14)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$157,223	0.09%
Embedded derivative – Notes payable (11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	72,695	0.04%

Total Assets				152,000,000	—	229,918	0.13%

Liabilities
Total Return Swap(11)(14)	Diversified Financial Services	1M L+2.75%	12/5/2020	102,000,000	—	(157,223)	(0.09%)
Embedded derivative – Notes payable (11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	(72,695)	(0.04%)

Total Liabilities				152,000,000	—	(229,918)	(0.13%)

Total Derivatives				$304,000,000	$—	$—	0.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

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

(7)	Security, or a portion thereof, unsettled as of June 30, 2018.

(8)	First Lien Unitranche Last Out Investment, which accounts for 4.18% of our investment portfolio at fair value.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 15.88% of total assets.

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(11)	Securities are non-income producing.

(12)	CM Finance Inc’s investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.

(13)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC.

(14)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L — 1 month LIBOR (2.09% as of June 30, 2018)
3M L — 3 month LIBOR (2.34% as of June 30, 2018)
PIK — Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments

June 30, 2017

Investments(1)	Industry	Interest Rate	Base Floor Rate	Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
AAR Intermediate Holdings, LLC – Revolver(3)	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	$198,020	$198,020	$198,020	0.12%
AAR Intermediate Holdings, LLC – Term A	Oilfield Services	3M L + 5.00%	1.00%	9/30/2021	4,950,495	4,950,495	4,950,495	2.91%
AAR Intermediate Holdings, LLC – Term B	Oilfield Services	3M L + 4.00% PIK	1.00%	9/30/2021	10,398,827	4,624,720	6,759,238	3.98%
American Gaming Systems, Inc.(4)	Entertainment and Leisure	3M L + 5.50%	1.00%	2/15/2024	18,000,000	17,955,003	17,955,000	10.56%
Dayton Superior Corporation(4)	Construction & Building	3M L + 8.00%	1.00%	11/15/2021	9,950,000	9,686,413	9,950,000	5.85%
FPC Holdings, Inc.(4)	Trucking and Leasing	3M L + 4.00%	1.25%	11/19/2019	9,586,590	8,588,755	9,203,126	5.41%
Immucor, Inc.(4)(5)	Healthcare-Products/Services	3M L + 5.00%	1.00%	6/15/2021	7,500,000	7,425,000	7,425,000	4.37%
Medical Solutions L.L.C.(4)	Healthcare-Products/Services	3M L + 4.25%	1.00%	6/14/2024	4,000,000	3,980,000	3,980,000	2.34%
Melissa & Doug, LLC(5)	Consumer Products	3M L + 4.50%	1.00%	6/19/2024	1,000,000	995,000	995,000	0.59%
Montreign Operating Company, LLC(4)(5)	Entertainment and Leisure	1M L + 8.25%	1.00%	1/24/2023	13,232,821	13,287,467	13,232,821	7.79%
PR Wireless, Inc.(6)	Telecommunications	3M L + 9.00%	1.00%	6/29/2020	16,490,000	15,522,048	15,500,600	9.12%
Premiere Global Services, Inc.(4)	Business Services	3M L + 6.50%	1.00%	12/8/2021	11,355,789	10,668,572	11,242,231	6.61%
Redbox Automated Retail, LLC(4)	Retail	3M L + 7.50%	1.00%	9/27/2021	7,437,500	7,241,540	7,437,500	4.38%
U.S. Well Services, LLC	Oilfield Services	1M L + 11.00%	1.00%	2/2/2022	3,969,450	3,969,450	3,969,450	2.34%
U.S. Well Services, LLC - Revolver(3)	Oilfield Services	1M L + 6.00%	1.00%	2/2/2022	507,514	507,514	507,514	0.30%
YRC Worldwide, Inc.(4)(7)	Trucking and Leasing	1M L + 7.50%	1.00%	2/13/2019	13,937,359	13,901,008	13,797,986	8.12%

Total Senior Secured First Lien Debt Investments					132,514,365	123,501,005	127,103,981	74.79%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(4)(7)(8)	Media	3M L + 9.00%	1.00%	8/13/2022	20,000,000	19,020,080	15,400,000	9.06%
Bird Electric Enterprises, LLC(9)(10)	Utilities	3M L + 14.00%, 3.00% PIK	1.00%	10/9/2020	15,037,500	14,809,248	7,518,750	4.43%
Caelus Energy Alaska 03, LLC(4)	Oil and Gas	3M L + 7.50%	1.25%	4/15/2020	26,000,000	24,147,353	22,100,000	13.00%
Intermedia Holdings, Inc.(4)	Business Services	3M L + 9.50%	1.00%	2/1/2025	5,000,000	4,903,645	4,900,000	2.88%
International Wire Group, Inc.(6)	Metals and Mining	10.75%	—	8/1/2021	11,254,000	11,064,076	11,057,055	6.51%
Lionbridge Technologies, Inc.(4)	Business Services	3M L + 9.75%	1.00%	2/28/2025	12,000,000	11,768,297	11,760,000	6.92%
Premiere Global Services, Inc.(4)	Business Services	3M L + 9.50%	1.00%	6/6/2022	15,000,000	14,622,459	14,700,000	8.65%
TNS, Inc.(6)	Telecommunications	1M L + 8.00%	1.00%	8/14/2020	15,092,924	15,095,599	15,092,924	8.88%
TouchTunes Interactive Networks, Inc.	Entertainment and Leisure	3M L + 8.25%	1.00%	5/27/2022	7,000,000	6,973,432	7,000,000	4.12%
Trident USA Health Services, LLC(4)	Healthcare-Products/Services	3M L + 9.50%	1.25%	7/31/2020	21,878,286	21,807,281	17,065,063	10.04%

Total Senior Secured Second Lien Debt Investments					148,262,710	144,211,470	126,593,792	74.49%

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2017

Investments(1)	Industry		Maturity Date	Principal Amount/ Shares(2)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(11)
AAR Intermediate Holdings, LLC (Equity Interest)	Oilfield Services			$11,880	$—	$1	—
Endeavour International Holding B.V., $3.01 strike (Warrants)(7)	Oil and Gas		11/3/2017	160,000	160,000	80	—
PR Wireless, Inc., $0.01 strike (Warrants)	Telecommunications		6/24/2027	201	1,374,009	—	—
U.S. Well Services, LLC	Oilfield Services	Class A Units		2,519,434	1,221,256	1,129,744	0.66%
		Class B Units		920,856	—	79,573	0.05%

Total Equity, Warrants and Other Investments				3,612,371	2,755,265	1,209,398	0.71%

Total Non-Controlled/Non-Affiliates				$284,389,446	$270,467,740	$254,907,171	149.99%

Liabilities in excess of other assets						(84,959,059)	(49.99%)

Net Assets						169,948,112	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes Payable(12)	Diversified Financial Services			$102,000,000	$—	$5,830,501	3.43%

Total Assets				102,000,000	—	5,830,501	3.43%

Liabilities
Total Return Swap(11)(12)	Diversified Financial Services	1M L + 2.75%	12/4/2018	102,000,000	—	(5,830,501)	(3.43%)

Total Liabilities				102,000,000	—	(5,830,501)	(3.43%)

Total Derivatives				$204,000,000	$—	$—	—

(1)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(2)	Principal amount includes capitalized PIK interest.

(3)	Refer to Note 6 for more detail on the unfunded commitment.

(4)	Held by the Company indirectly through CM Finance SPV, Ltd. and pledged as collateral for the Total Return Swaps.

(5)	Security, or a portion thereof, unsettled as of June 30, 2017.

(6)	Held by the Company indirectly through CM Finance SPV, LLC and pledged as collateral for the revolving credit facility held through Citibank, N.A.

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

1M L — 1 month LIBOR (1.22% as of June 30, 2017)
3M L — 3 month LIBOR (1.30% as of June 30, 2017)
PIK — Payment-In-Kind

See notes to consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into the Company (the “Merger”). In connection with the Merger, the Company issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). The Company had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of the Company, as the surviving entity. Immediately after the Merger, the Company issued 2,181,818 shares of its common stock to Stifel Venture Corp. in exchange for $32.7 million in cash. The Company used all of the proceeds of the sale of shares to Stifel (“Stifel”), to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of unitranche loans, standalone first and second lien and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 1. Organization – (continued)

On September 23, 2014, the Company formed CM Portfolio Companies LLC, a wholly owned and consolidated taxable subsidiary.

The Company has formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At June 30, 2018, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, Bird Electric Blocker, LLC, U.S. Well Services Blocker, LLC and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and CM Finance SPV LLC (“LLC”), which are special purpose vehicles used to finance certain investments, and CM Portfolio Companies LLC, Bird Electric Blocker, LLC, U.S. Well Services Blocker, LLC and Zinc Borrower Blocker, LLC in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, $2,839,313, $3,015,154 and $1,067,639 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $2,609,037, $423,632 and $960,603 during the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $333,333 during the twelve months ended June 30, 2018. The Company earned no PIK dividends during the twelve months ended June 30, 2017 and June 30, 2016.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

Expenses are accrued as incurred.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2018 or June 30, 2017.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, the Company recorded a provision for taxes of $2,579,337, $0 and $0, respectively, for U.S. federal and state income taxes related to Taxable Subsidiaries, respectively.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the year ended June 30, 2018, June 30, 2017 and June 30, 2016, the Company recorded distributions of $13.7 million, $16.5 million and $20.6 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2018, June 30, 2017 and June 30, 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2018	2017	2016
Additional paid-in capital	$—	$(742,700)	$179,708
Distributions in excess of net investment income	—	165,192	(562,692)
Accumulated net realized gain (loss)	—	577,508	382,984

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

The tax character of all distributions paid by the Company during the years ended June 30, 2018, June 30, 2017 and June 30, 2016 were ordinary income.

At June 30, 2018, June 30, 2017 and June 30, 2016, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

	As of June 30,
	2018	2017	2016
Undistributed net investment income	$7,140,649	$1,314,066	$3,342,241
Accumulated capital gains (losses) and other	(2,474,763)	—	—
Capital loss carryover	(18,612,517)	(11,231,827)	—
Unrealized appreciation (depreciation)	(9,055,269)	(17,062,588)	(36,010,159)
Distributions payable	(3,417,848)	(3,422,307)	(4,809,778)

Components of tax distributable earnings at year end	$(26,419,748)	$(30,402,656)	$(37,477,696)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period, and will retain their character as either short-term or long-term capital losses. As of June 30, 2018, the Company had a net short-term capital loss carryforward of $1,068,849 and a net long-term capital loss carryforward of $17,543,668 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31, 2017 (“post-October”) to the beginning of the following fiscal year. As of June 30, 2018, the Company had a post-October short-term capital loss deferral of $202,160 and a post-October long-term capital loss deferral of $2,272,603. These losses are deemed to arise on July 1, 2018.

In addition, as of June 30, 2018, June 30, 2017, and June 30, 2016, the wholly owned taxable subsidiary, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $172,769, $557,059 and $557,059, respectively.

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

As of June 30, 2018, June 30, 2017 and June 30, 2016, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 2. Significant Accounting Policies – (continued)

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a new discretionary repurchase program of up to $5.0 million shares of our common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the period ended June 30, 2018, the Company repurchased 42,627 shares of common stock on the open market for $390,178 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. Management is currently evaluating the impact ASU 2016-18 will have on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). In 2016, the FASB issued additional guidance which clarified, amended, and technically corrected prior guidance. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to annual periods beginning after

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 3. Recent Accounting Pronouncements – (continued)

December 15, 2017, and interim periods therein. Early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended rules (together “final rules”) intended to modernize the reporting and disclosures of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has adopted the final rules, as applicable, and the revised presentation is reflected in the Company’s consolidated financial statements for the periods presented.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At June 30, 2018 and June 30, 2017, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Twelve Months Ended June 30,
	2018	2017	2016
Investment purchases, at cost (including PIK interest)	$175,180,629	$134,658,719	$64,010,279
Investment sales and repayments	137,045,592	162,646,483	95,132,109

The composition of the Company’s investments as of June 30, 2018, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$161,389,931	53.40%	$165,136,316	56.30%
Senior Secured Second Lien Debt Investments	139,360,342	46.00	127,200,954	43.30
Unsecured Debt Investments	—	—	731,742	0.20
Equity, Warrants and Other Investments	1,897,009	0.60	523,001	0.20
Embedded derivative – Notes Payable	—	—	229,918	2.29
Total Return Swap	—	—	(229,918)	(2.29)

Total	$302,647,282	100.00%	$293,592,013	100.00%

The composition of the Company’s investments as of June 30, 2017, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$123,501,005	45.66%	$127,103,981	49.86%
Senior Secured Second Lien Debt Investments	144,211,470	53.32	126,593,792	49.66
Equity, Warrants and Other Investments	2,755,265	1.02	1,209,398	0.48
Embedded derivative – Notes Payable	—	—	5,830,501	2.29
Total Return Swap	—	—	(5,830,501)	(2.29)

Total	$270,467,740	100.00%	$254,907,171	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

The Company adopted the Global Industry Classification Standard (“GICS”) codes to identify industry groupings in 2018. The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2018 by GICS codes and by the Company’s original industry classification:

Industry Classification (GICS)	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,040,567	13.98%
Hotels, Restaurants & Leisure	33,336,195	11.36
Energy Equipment & Services	32,196,779	10.97
Media	31,950,000	10.88
Commercial Services & Supplies	31,600,000	10.76
IT Services	28,009,599	9.54
Diversified Telecommunication Services	24,933,557	8.49
Oil, Gas & Consumable Fuels	24,180,000	8.24
Distributors	12,468,750	4.25
Health Care Providers & Services	11,312,696	3.85
Chemicals	8,023,000	2.73
Health Care Equipment & Supplies	7,499,250	2.55
Electronic Equipment	6,580,000	2.24
Wireless Telecommunication Services	461,620	0.16

Total	$293,592,013	100.00%

Industry Classification (Original)	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$82,974,124	28.26%
Entertainment and Leisure	40,336,195	13.74
Oilfield Services	32,196,780	10.97
Media	24,950,000	8.50
Oil and Gas	24,180,000	8.23
IT Services	23,009,599	7.84
Environmental Services	19,600,000	6.67
Healthcare-Products/Services	18,811,945	6.41
Trucking and Leasing	12,468,750	4.25
Chemicals	8,023,000	2.73
Metals and Mining	6,580,000	2.24
Telecommunications	461,620	0.16

Total	$293,592,013	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2017 by GICS codes and by the Company’s original industry classification:

Industry Classification (GICS)	Investments at Fair Value	Percentage of Total Portfolio
Hotels, Restaurants & Leisure	$31,187,821	12.24%
Diversified Telecommunication Services	25,942,231	10.18
Oil, Gas & Consumable Fuels	22,100,080	8.67
Health Care Providers & Services	21,045,063	8.26
IT Services	19,992,924	7.84
Energy Equipment & Services	17,594,035	6.90
Wireless Telecommunication Services	15,500,600	6.08
Media	15,400,000	6.04
Road & Rail	13,797,986	5.41
Commercial Services & Supplies	11,760,000	4.61
Electronic Equipment	11,057,055	4.34
Building Products	9,950,000	3.90
Distributors	9,203,126	3.61
Electric Utilities	7,518,750	2.95
Specialty Retail	7,437,500	2.92
Health Care Equipment & Supplies	7,425,000	2.91
Household Durables	7,000,000	2.75
Leisure Products	995,000	0.39

Total	$254,907,171	100.00%

Industry Classification (Original)	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$42,602,231	16.71%
Entertainment and Leisure	38,187,821	14.98
Telecommunications	30,593,524	12.00
Healthcare-Products/Services	28,470,063	11.17
Trucking and Leasing	23,001,112	9.02
Oil and Gas	22,100,080	8.67
Oilfield Services	17,594,035	6.90
Media	15,400,000	6.04
Metals and Mining	11,057,055	4.34
Construction & Building	9,950,000	3.91
Utilities	7,518,750	2.95
Retail	7,437,500	2.92
Consumer Products	995,000	0.39

Total	$254,907,171	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2018:

	Fair Value	Percentage Total Portfolio
U.S. West	$74,078,950	25.23%
U.S. Northeast	57,586,322	19.62
U.S. Southeast	53,203,880	18.12
U.S. Southwest	43,208,281	14.72
U.S. Midwest	29,251,885	9.96
International	24,950,000	8.50
U.S. Mid-Atlantic	11,312,695	3.85

Total	$293,592,013	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2017:

	Fair Value	Percentage Total Portfolio
U.S. West	$56,376,504	22.12%
U.S. Southeast	48,867,831	19.17
U.S. Northeast	44,044,876	17.28
U.S. Southwest	32,844,487	12.88
U.S. Mid-Atlantic	32,157,987	12.62
U.S. Midwest	25,215,486	9.89
Europe	15,400,000	6.04

Total	$254,907,171	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended June 30, 2018, the Company made investments in new and existing portfolio companies of approximately $43.0 million and $129.5 million, respectively, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2018, the Company made investments of $1.9 million in companies to which it was previously committed to provide financial support through the terms of the revolvers. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

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

The Company has determined that the Term Notes payable from SPV to UBS related to the Term Financing (discussed further in Note 5) contains an embedded derivative. SPV is obligated to pay UBS the net appreciation (depreciation) of the SPV Assets, as defined below, as well as pay any income generated by the SPV Assets until maturity. Therefore, amounts required for the future satisfaction of the note may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on the embedded derivative is included in the net realized gain or loss on derivatives, and net change in unrealized appreciation (depreciation) on derivative in the Consolidated Statements of Operations.

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2018.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$229,918	$152,000,000	2
Embedded derivatives
Notes Payable	229,918	—	152,000,000	2

Gross fair value of derivative contracts	229,918	229,918
Counterparty netting	—	—

Net fair value of derivative contracts	229,918	229,918
Collateral not offset	—	—

Net amount	$229,918	$229,918

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2017.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$5,830,501	102,000,000	1
Embedded derivatives
Notes Payable	5,830,501	—	102,000,000	1

Gross fair value of derivative contracts	5,830,501	5,830,501
Counterparty netting	—	—

Net fair value of derivative contracts	5,830,501	5,830,501
Collateral not offset	—	—

Net amount	$5,830,501	$5,830,501

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2018	2017	2016
Total Return Swaps	$(5,600,583)	$(3,241,158)	$(7,225,891)
Embedded derivatives Notes Payable	5,600,583	3,241,158	7,225,891

Total	$—	$—	$—

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$165,136,316	$165,136,316
Senior Secured Second Lien Debt Investments	—	—	127,200,954	127,200,954
Unsecured Debt Investment	—	—	523,001	523,001
Equity, Warrants and Other Investments	—	—	731,742	731,742

Total Investments	—	—	293,592,013	293,592,013
Derivatives
Embedded derivative Notes Payable	—	—	229,918	229,918

Total Derivatives	—	—	229,918	229,918

Total Assets	$—	$—	$293,821,931	$293,821,931

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(229,918)	$(229,918)

Total Derivatives	—	—	(229,918)	(229,918)
Total Liabilities	$—	$—	$(229,918)	$(229,918)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$—	$1,209,398	$254,907,171
Purchases (including PIK interest)	146,198,516	28,125,780	—	856,333	175,180,629
Sales	(109,135,505)	(19,044,748)	—	(8,865,339)	(137,045,592)
Amortization	2,819,035	1,080,923	—	—	3,899,958
Net realized gains (losses)	(1,993,120)	(7,494,333)	—	(368,000)	(9,855,453)
Transfers in	—	—	—	7,518,750	7,518,750
Transfers out	—	(7,518,750)	—	—	(7,518,750)
Net change in unrealized (depreciation) appreciation	143,409	5,458,290	731,742	171,859	6,505,300

Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2018	$499,934	$(6,577,103)	$—	$—	$(6,077,169)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

	Total Return Swaps	Embedded derivatives – Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	5,600,583	(5,600,583)	—

Balance as of June 30, 2018	$(229,918)	$229,918	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2018	$5,600,583	$(5,600,583)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2016	$157,088,252	$114,871,040	$154,872	$272,114,164
Purchases (including PIK interest)	85,369,205	49,289,514	—	134,658,719
Sales	(120,462,364)	(42,029,096)	(155,023)	(162,646,483)
Amortization	2,181,436	718,454	—	2,899,890
Net realized gains (losses)	(7,726,105)	(2,832,172)	(1,251,058)	(11,809,335)
Transfers in	—	—	1,221,256	—
Transfers out	(1,221,256)	—	—	—
Net change in unrealized (depreciation) appreciation	11,874,812	6,576,053	1,239,351	19,690,216

Balance as of June 30, 2017	$127,103,981	$126,593,792	$1,209,398	$254,907,171

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2017	$4,757,548	$2,669,423	$(11,858)	$7,415,113

	Total Return Swaps	Embedded derivatives – Notes Payable	Total Derivatives
Balance as of June 30, 2016	$(9,071,659)	$9,071,659	$—
Net change in unrealized (depreciation) appreciation	3,241,158	(3,241,158)	—

Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2017	$3,241,158	$(3,241,158)	$—

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

During the twelve months ended June 30, 2018 and June 30, 2017, the Company did not transfer any investments among Levels 1 and 2 and 3.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2018 and June 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of June 30, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$40,599,649	Yield Analysis	Market Yields	10.3%	6.7% – 16.4%
Unitranche First Lien Debt Investments	12,286,453	Discounted Cash Flow	Discount Rate	17.2%	15.7% – 18.7%
Senior Secured First Lien Debt Investments	65,321,315	Discounted Cash Flow	Discount Rate	8.2%	5.7% – 11.7%
Senior Secured First Lien Debt Investments	12,935,744	Broker Quoted	Market Comparable	98.0%	97.0% – 99.0%
Senior Secured First Lien Debt Investments	37,859,599	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	53,340,953	Yield Analysis	Market Yields	18.8%	10.7% – 43.5%
Senior Secured Second Lien Debt Investments	69,993,557	Discounted Cash Flow	Discount Rate	11.6%	7.6% – 16.2%
Equity, Warrants and Other Investments	1,254,743	EV Multiple	EBITDA Multiple	0.0x	0.0x – 0.0x
Total Return Swaps	(229,918)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives – Note Payable	229,918	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2017	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$83,516,160	Yield Analysis	Market Yields	9.7%	5.2% – 17.8%
Senior Secured First Lien Debt Investments	43,587,821	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	108,536,737	Yield Analysis	Market Yields	14.6%	7.4% – 33.8%
Senior Secured Second Lien Debt Investments	18,057,055	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants and Other Investments	1,209,398	EV Multiple	Revenue	2.0x	2.0x
Total Return Swaps	(5,830,501)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives – Note
Payable	5,830,501	Intrinsic Value	Intrinsic Value	N/A	N/A

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 4. Investments – (continued)

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of June 30, 2018 and June 30, 2017, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion. As of June 30, 2018 and June 30, 2017, there were no borrowings outstanding under the 2013 UBS Revolving Financing.

The initial financing transaction with UBS was executed in four steps:

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 5. Notes Payable – (continued)

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

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of June 30, 2018 and June 30, 2017, there were $17.8 million and $0 in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2018 and June 30, 2017, the fair value of the Notes Payable was estimated at $119.8 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. There were no upfront costs paid in the establishment of the Citi Revolving Financing.

Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85%. The default interest rate was equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing required the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing were based on a borrowing base. The Citi Revolving Financing generally required payment of interest on a quarterly basis and all outstanding principal was due upon maturity. The Citi Revolving Financing also required mandatory prepayment of interest and principal upon certain events. As of June 30, 2018 and June 30, 2017, there were no borrowings outstanding under the Citi Revolving Financing.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 5. Notes Payable – (continued)

The Company has repaid in full all indebtedness, liabilities and other obligations under, and terminated, its Citi Revolving Financing on December 8, 2017. In accordance with the termination of the Citi Revolving Financing, all liens on collateral securing the Citi Revolving Financing were released.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2018, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2017, SPV and LLC had assets of $203.4 million, which included $180.1 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $22.3 million in cash held by the trustee of the UBS Financing Facility. For the twelve months ended June 30, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $120.9 million and 4.46%, respectively. For the twelve months ended June 30, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $115.8 million and 4.10%, respectively.

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

The following table details the Company’s unfunded commitments as of June 30, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,069	$—	0.50	9/30/21
PR Wireless, Inc.	1,846,478	—	0.35	6/27/19
U.S. Well Services, LLC	215,004	—	—	1/31/22

Total Unfunded Commitments	$2,754,551	$—

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The following table details the Company’s unfunded commitments as of June 30, 2017:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
AAR Intermediate Holdings, LLC	$792,079	$—	0.50	9/30/21
U.S. Well Services, LLC	413,342	—	0.00	1/31/22

Total Unfunded Commitments	$1,205,421	$—

Note 7. Agreements and Related Party Transactions

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

For the twelve months ended June 30, 2018, $4,871,706 in base management fees were earned by the Adviser, of which $1,319,853 was payable at June 30, 2018. For the twelve months ended June 30, 2017, $4,652,064 in base management fees were earned by the Adviser, of which $1,132,391 was payable at June 30, 2017. For the twelve months ended June 30, 2016, $5,511,532 in base management fees were earned by the Adviser, of which $1,257,768 was payable at June 30, 2016.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 7. Agreements and Related Party Transactions – (continued)

For the twelve months ended June 30, 2018, the Company incurred $3,932,710 of incentive fees related to pre-incentive fee net investment income of which $574,492 was voluntarily waived by the Adviser. As of June 30, 2018, $2,294,678 of such incentive fees are currently payable to the Adviser and $772,234 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2017, the Company incurred $1,289,927 of incentive fees related to pre-incentive fee net investment income of which $249,071 was voluntarily waived by the Adviser. As of June 30, 2017, $43,010 of such incentive fees are currently payable to the Adviser and $231,063 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2016, the Company incurred $1,229,031 of incentive fees related to pre-incentive fee net investment income of which $0 was waived. As of June 30, 2016, $275,540 of such incentive fees were currently payable to the Adviser and $268,472 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2018, June 30, 2017 and June 30, 2016, there were no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 7. Agreements and Related Party Transactions – (continued)

managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $1,198,397 under the Administration Agreement for the twelve months ended June 30, 2018. The Company incurred costs of $987,286 under the Administration Agreement for the twelve months ended June 30, 2017. The Company incurred costs of $785,846 under the Administration Agreement for the twelve months ended June 30, 2016.

As of June 30, 2018 and June 30, 2017, the Company recorded $0 and $85,000, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Four of the investment professionals employed by the Adviser as part of its investment team are also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and are members of the Adviser’s investment committee designated by Stifel. Although these four investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser, and a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of June 30, 2018, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 8. Directors Fees – (continued)

connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016, the Company recorded directors’ fees of $402,240, $501,233 and $425,922, respectively. As of June 30, 2018 and June 30, 2017, the Company recorded directors’ fees payable of $99,296 and $100,000, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016
Net increase (decrease) in net assets resulting from operations	$15,625,480	$23,579,465	$(9,344,770)
Weighted average shares of common stock outstanding	13,689,823	13,686,288	13,674,197
Basic/diluted net increase (decrease) in net assets from operations per share	$1.14	$1.72	$(0.68)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500

*	Special distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016:

	Twelve months ended June 30,
	2018		2017		2016
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$13,685,762	100%	$16,467,071	100%	$24,703,847	99%
Long-term capital gains	—	—	—	—	277,173	1

Total	$13,685,762	100%	$16,467,071	100%	$24,981,020	100%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock of up to $5.0 million until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock. During the period ended June 30, 2018, the Company repurchased 42,627 shares of common stock on the open market for $390,178. The Company’s NAV per share increased by approximately $0.01 for the period ended June 30, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the periods ended June 30, 2018 and June 30, 2017:

	For the Period Ended June 30,
	2018	2017
Number of shares repurchased	42,627	—
Cost of shares repurchased, including commissions	$390,178	—
Weighted average price per share	$9.10	—
Net asset value per share at prior quarter end	$12.55	—
Weighted average discount to prior quarter net asset value	27.5%	—

Note 12. Share Transactions

The following table summarizes the total shares issued and repurchased for the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016:

	Twelve months ended June 30,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,689,221	$200,568,530	13,679,686	$200,482,695	13,667,267	$200,357,871
Retirement of repurchased shares	(42,627)	(390,178)	—	—	—	—
Reinvestments of stockholder distributions	2,910	25,011	9,535	85,835	12.419	124,824

Balance at end of year	13,649,504	$200,203,363	13,689,221	$200,568,530	13,679,686	$200,482,695

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	For the twelve months ended June 30, 2018	For the twelve months ended June 30, 2017	For the twelve months ended June 30, 2016	For the twelve months ended June 30, 2015	For the period from February 6, 2014 through June 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$12.41	$11.90	$14.41	$14.65	$14.75	*
Net investment income	1.39	1.15	1.45	1.48	0.47
Net realized and unrealized gains (losses)	(0.24)	0.56	(2.13)	(0.35)	0.04

Net increase (decrease) in net assets resulting from operations	1.15	1.71	(0.68)	1.13	0.51

Capital transactions(2)
Share repurchases	0.01	—	—	—	—
Dividends from net investment income	(1.00)	(1.20)	(1.51)	(1.37)	(0.52)
Distributions from net realized gains	—	—	(0.32)	—	—

Net decrease in net assets resulting from capital transactions	(0.99)	(1.20)	(1.83)	(1.37)	(0.52)
Offering costs	—	—	—	—	(0.09)

Net asset value, end of period	$12.57	$12.41	$11.90	$14.41	$14.65

Market value per share, end of period	$8.90	$10.00	$8.88	$13.61	$14.56
Total return based on market value(3)	0.01%	27.93%	(21.26)%	4.23%	0.65	%(4)
Shares outstanding at end of period	13,649,504	13,689,221	13,679,686	13,667,267	13,666,666

Ratio/Supplemental Data:
Net assets, at end of year	$171,522,666	$169,948,112	$162,749,883	$196,950,849	$200,216,821
Ratio of total expenses to average net assets	13.06%	9.38%	8.97%	8.95%	5.46	%(5)
Ratio of net expenses to average net assets	12.76%	9.23%	8.97%	8.36%	4.02	%(5)
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	4.10%	3.42%	3.13%	2.37%	1.27	%(5)
Ratio of net investment income before fee waiver to average net assets	11.40%	9.31%	11.33%	9.54%	6.58	%(5)
Ratio of net investment income after fee waiver to average net assets	11.10%	9.46%	11.33%	10.13%	8.03	%(5)
Total Notes Payable	119,823,000	102,000,000	132,478,329	150,847,459	85,591,314
Asset Coverage Ratio(6)	2.43	2.67	2.23	2.31	3.34
Portfolio Turnover Rate	52%	52%	21%	46%	67	%(7)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 13. Financial Highlights – (continued)

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)

Total returns are historical and are calculated by determining the percentage change in the market value with all dividends distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the twelve months ended June 30, 2018, June 30, 2017 and June 30, 2016:

	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016
Loan Amendment/Consent Fee	$152,308	$1,112,250	$936,211

Other Fee Income	$152,308	$1,112,250	$936,211

Note 15. Tax Information

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$302,647,282

Gross unrealized appreciation	6,015,163
Gross unrealized depreciation	(15,070,432)

Net unrealized investment depreciation	$(9,055,269)

As of June 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$271,969,759

Gross unrealized appreciation	3,709,069
Gross unrealized depreciation	(20,771,657)

Net unrealized investment depreciation	$(17,062,588)

Note 16. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2018	For the Quarter Ended March 31, 2018	For the Quarter Ended December 31, 2017	For the Quarter Ended September 30, 2017
Total Investment Income	$16,942,191	$8,671,377	$8,449,774	$6,728,410
Total Investment Income per Common Share	1.24	0.63	0.62	0.49
Net Investment Income	8,539,905	3,733,424	3,687,129	3,016,176
Net Investment Income per Common Share	0.62	0.27	0.27	0.22
Net Realized and Unrealized Gain	(4,999,323)	357,611	1,172,018	119,541
Net Realized and Unrealized Gain per Common Share	(0.37)	0.03	0.10	0.01
Net Increase in Net Assets Resulting from Operations	4,196,512	4,091,035	4,859,147	3,135,717
Basic and Diluted Earnings per Common Share	0.26	0.30	0.35	0.23
Net Asset Value per Common Share at End of Quarter	12.57	12.55	12.50	12.39

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

Note 16. Selected Quarterly Financial Data (unaudited) – (continued)

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

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2018 through August 31, 2018, the Company invested $34.1 million in five new portfolio companies and received repayment or sales proceeds of $13.3 million.

On August 23, 2018, our board of directors declared a distribution for the quarter ended September 30, 2018 of $0.25 per share payable on October 5, 2018 to stockholders of record as of September 18, 2018.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2018.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2018.

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

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.cmfn-inc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.3	Bylaws(1)
4.1	Irrevocable Proxy of the Cyrus Funds(2)
4.2	Form of Stock Certificate(1)
4.3	Form of Base Indenture(4)
4.4	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(10)
4.5	Form of 6.125% Notes Due 2023 (Filed as Exhibit A to Form of First Supplemental Indenture referred to in Exhibit 4.4)(10)
10.1	Form of Investment Advisory Agreement between Registrant and CM Investment Partners LLC(1)
10.2	Collateral Management Agreement, dated as of May 23, 2013, by and between CM Finance SPV Ltd and CM Investment Partners, LP(1)
10.3	Form of Dividend Reinvestment Plan(2)
10.4	Custody Agreement(7)
10.5	Form of Administration Agreement between Registrant and CM Investment Partners LLC(1)
10.6	Form of License Agreement between the Registrant and CM Investment Partners LLC(1)
10.7	Form of Indemnification Agreement between the Registrant and the Directors(1)
10.8	Master Assignment and Participation Agreement, dated as of May 23, 2013 between Registrant and CM Finance SPV Ltd.(1)
10.9	Collateral Administration Agreement, dated as of May 23, 2013 by and among CM Finance SPV Ltd., CM Investment Partners, LP and State Street Bank and Trust Company(1)
10.10	Contribution Agreement, dated as of May 23, 2013, between CM Finance LLC and State Street Bank and Trust Company(1)
10.11	Form of Assignment of Collateral Management Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)
10.12	Form of Assignment of Collateral Administration Agreement by and among CM Investment Partners, LP and CM Investment Partners LLC(3)
10.13	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(2)
10.14	Third Amended and Restated Stockholder Agreement, dated as of December 7, 2017, between the Registrant and Stifel Venture Corp.(9)
10.15	Third Amendment Agreement to 2002 ISDA Master Agreement, dated July 20, 2015, between CM Finance Inc and UBS AG(5)
10.16	Fourth Amended and Restated Indenture, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(6)
10.17	Fourth Amendment Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and State Street Bank and Trust Company(6)
10.18	Second Amended Total Return Swap Confirmation Letter Agreement, dated as of February 28, 2017, between UBS AG and CM Finance Inc(6)

10.19	Amended and Restated Collateral Management Agreement, dated as of February 28, 2017, between CM Finance SPV, Ltd. and CM Investment Partners LLC(6)
10.20	Amended and Restated Revolving Credit Note Agreement by and among CM Finance Inc., CM SPV Ltd., UBS AG, and U.S. Bank, National Association (8)
10.21	Fifth Amended and Restated Indenture between CM SPV Ltd. and U.S. Bank, National Association(8)
10.22	Second Amended Total Return Swap Confirmation Letter Agreement between UBS AG and CM Finance Inc(8)
10.23	Fourth Amended Total Return Swamp Confirmation Letter Agreement between UBS AG and CM Finance Inc(8)
11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)
14.1	Code of Ethics of CM Finance Inc(1)
21.1	Subsidiaries of CM Finance Inc: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware) CM Portfolio Companies, LLC (Delaware) Zinc Borrower Blocker, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on January 24, 2014.

(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-201432), filed on March 5, 2015.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed on September 8, 2015.

(6)	Incorporated by reference to Registrant’s Periodic Report on Form 8-K (File No. 814-01054), filed on March 1, 2017.

(7)	Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed on September 6, 2017.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on November 27, 2017.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-223999), filed on March 29, 2018.

(10)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

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

CM FINANCE INC

Date: September 4, 2018	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 4, 2018	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 4, 2018	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 4, 2018	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 4, 2018	/s/ Christopher E. Jansen
Christopher E. Jansen President, Secretary and Director

Date: September 4, 2018	/s/ Keith Lee
Keith Lee Director

Date: September 4, 2018	/s/ Julie Persily
Julie Persily Director

Date: September 4, 2018	/s/ Robert P. Ryder
Robert P. Ryder Director

Date: September 4, 2018	/s/ Robert T. Wagner
Robert T. Wagner Director