Form 10-Q
period 2018-09-30
CM Finance Inc
filed 2018-11-07
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 5, 2018 was 13,642,850.

CM FINANCE INC

CM Finance Inc and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2018 (Unaudited)	June 30, 2018
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $341,475,968 and $302,647,282, respectively)	$330,694,472	$293,592,013
Derivatives, at fair value (cost of $0 and $0, respectively)	878,000	229,918
Cash	2,674,298	5,620,441
Cash, restricted	1,448,718	2,706,273
Receivable for investments sold	1,904,507	7,751,875
Interest receivable	3,562,036	4,011,450
Deferred offering costs	121,922	121,922
Other receivables	—	245,550
Prepaid expenses and other assets	160,451	255,139

Total Assets	$341,444,404	$314,534,581

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	11,843,470	17,823,000
2023 Notes payable	34,500,000	—
Deferred debt issuance costs	(2,741,644)	(1,953,771)

Notes payable, net	145,601,826	117,869,229
Payable for investments purchased	15,159,326	12,569,450
Dividend payable	3,412,531	3,417,848
Deferred financing costs payable	2,071,167	2,071,167
Income-based incentive fees payable	2,392,999	2,294,678
Base management fees payable	1,351,855	1,319,853
Accrued provision for taxes	—	2,579,337
Derivatives, at fair value (cost $0 and $0, respectively)	878,000	229,918
Interest payable	932,289	303,153
Directors’ fees payable	97,673	99,296
Accrued expenses and other liabilities	104,339	257,986

Total Liabilities	172,002,005	143,011,915

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,650,124 and 13,649,504 shares issued and outstanding, respectively)	13,650	13,649
Additional paid-in capital	198,706,416	198,700,999
Accumulated net realized loss	(21,345,472)	(21,087,280)
Undistributed net investment income	2,947,532	2,950,567
Net unrealized depreciation on investments	(10,778,532)	(9,055,269)
Treasury Stock	(101,195)	—

Total Net Assets	169,442,399	171,522,666

Total Liabilities and Net Assets	$341,444,404	$314,534,581

Net Asset Value Per Share	$12.41	$12.57

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2018	2017
Investment Income:
Interest income	$7,654,840	$6,426,053
Payment in-kind interest income	413,620	292,478
Dividend income	31,275	—
Other fee income	155,155	9,879

Total investment income	8,254,890	6,728,410

Expenses:
Interest expense	2,264,857	1,437,829
Base management fees	1,351,855	1,153,880
Income-based incentive fees	120,321	—
Professional fees	232,800	209,041
Allocation of administrative costs from advisor	338,063	127,229
Amortization of deferred debt issuance costs	195,377	125,202
Insurance expense	84,440	85,225
Directors’ fees	101,250	99,667
Custodian and administrator fees	7,500	91,996
Offering expense	51,750	186,513
Other expenses	119,181	195,652

Total expenses	4,867,394	3,712,234
Waiver of income-based incentive fees	(22,000)	—

Net expenses	4,845,394	3,712,234

Net investment income	3,409,496	3,016,176

Net realized and unrealized gain (loss) on investments:
Net realized (loss) from investments	(258,192)	(7,380,690)
Net change in unrealized appreciation (depreciation) in value of investments	(1,723,263)	7,500,231

Total realized and unrealized gain (loss) on investments	(1,981,455)	119,541

Net increase in net assets resulting from operations	$1,428,041	$3,135,717

Basic and diluted:
Net investment income per share	$0.25	$0.22
Earnings per share	$0.10	$0.23
Weighted average shares of common stock outstanding	13,650,097	13,689,885

Distributions paid per common share	$0.25	$0.25

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2018	2017
Net assets at beginning of year	$171,522,666	$169,948,112

Increase (decrease) in net assets resulting from operations:
Net investment income	3,409,496	3,016,176
Net realized (loss) on investments	(258,192)	(7,380,690)
Net change in unrealized appreciation (depreciation) on investments	(1,723,263)	7,500,231

Net increase in net assets resulting from operations	1,428,041	3,135,717

Stockholder distributions:
Distributions from net investment income	(3,412,531)	(3,422,431)

Net decrease in net assets resulting from stockholder distributions	(3,412,531)	(3,422,431)

Capital transactions:
Reinvestments of stockholder distributions	5,418	11,813
Repurchase of common stock	(101,195)	—

Net increase (decrease) in net assets resulting from capital transactions	(95,777)	11,813

Net (decrease) in net assets	(2,080,267)	(274,901)

Net assets at end of period (including undistributed (distributions in excess of) net investment income of $2,947,532 and $(2,745,559), respectively)	$169,442,399	$169,673,211

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,428,041	$3,135,717

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(53,951,950)	(46,766,366)
Payment in-kind interest	(413,620)	(292,478)
Sales and repayments of investments	15,544,096	30,845,326
Net realized loss on investments	258,192	7,380,690
Net change in unrealized (appreciation) depreciation on investments	1,723,263	(7,500,231)
Amortization of discount/premium on investments	(267,897)	(622,715)
Amortization of deferred debt issuance costs	195,377	125,202
Net (increase) decrease in operating assets:
Cash, restricted	1,257,555	6,472,595
Interest receivable	449,414	(74,888)
Receivable for investments sold	5,847,368	—
Other receivables	245,550	(219,914)
Prepaid expenses and other assets	94,688	78,294
Net increase (decrease) in operating liabilities:
Payable for investments purchased	2,589,876	(12,490,000)
Interest payable	629,136	27,528
Accrued provision for income taxes	(2,579,337)	—
Directors fees payable	(1,623)	(2,957)
Accrued expenses and other liabilities	(153,647)	(191,093)
Base management fees payable	32,002	21,490
Income-based incentive fees payable	98,321	(33,535)

Net cash provided by (used in) operating activities	(26,975,195)	(20,107,335)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(983,250)	—
Deferred offering costs	—	149,118
Distributions to shareholders	(3,412,430)	(3,410,494)
Repurchase of common stock	(101,195)	—
Proceeds from bond issuance	34,500,000	—
Proceeds from borrowing on revolving credit facility	11,843,470	27,260,000
Repayments of borrowing on revolving credit facility	(17,823,000)	—

Net cash provided by (used in) financing activities	24,023,595	23,998,624

Net change in cash	(2,951,600)	3,891,289

Cash
Beginning of period	5,620,441	10,646,697

End of period	$2,668,841	$14,537,986

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,635,721	$1,410,301
Cash paid for taxes	$2,581,805	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	5,418	11,813
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Revolver (4)(5)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	$2,376,238	$1,980,198	$1,980,198	1.17%
1888 Industrial Services, LLC - Term A(4)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	9/30/2016	9/30/2021	4,950,495	4,950,495	4,950,495	2.92%
1888 Industrial Services, LLC - Term B(3)(4)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	11,991,392	6,217,285	8,993,544	5.31%
4L Technologies Inc(7)	Technology Hardware, Storage & Peripherals	3M L + 4.50% (1.00% Floor)	8/21/2018	5/8/2020	5,983,674	5,894,589	5,901,398	3.48%
American Gaming Systems Inc.(6)	Hotels, Restaurants & Leisure	3M L + 4.25% (1.00% Floor)	2/9/2018	2/15/2024	20,348,935	20,348,935	20,348,935	12.01%
Bioplan USA, Inc.(7)	Containers & Packaging	3M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	2,418,523	2,274,845	2,297,597	1.36%
CareerBuilder, LLC(6)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/27/2023	10,537,179	10,272,145	10,537,179	6.22%
Deluxe Toronto Ltd.(6)	Media	3M L + 5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,987,437	4,938,525	4,937,563	2.91%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,464,968	5,520,468	5,521,257	3.26%
Exela Intermedia LLC	IT Services	Fixed 10.00%	6/19/2018	7/15/2023	5,500,000	5,675,159	5,850,625	3.45%
FPC Holdings, Inc.(6)	Distributors	3M L + 4.50% (1.25% Floor)	3/28/2018	11/18/2022	12,437,500	12,091,930	12,437,500	7.34%
Fusion Connect Inc.	Internet Software & Services	3M L + 7.50% (1.00% Floor)	7/11/2018	5/4/2023	11,816,238	11,404,548	11,402,669	6.73%
GEE Group, Inc.(6)(8)	Professional Services	2M L + 18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,879,796	11,879,796	11,879,796	7.01%
Hostway Corp(6)	IT Services	3M L + 5.75% PIK	4/19/2018	12/13/2019	12,066,099	11,861,309	12,066,099	7.12%
Immucor, Inc.(6)	Healthcare Equipment & Supplies	3M L + 5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,406,250	7,352,632	7,480,313	4.42%
Intermedia Holdings, Inc.(6)	IT Services	3M L + 6.00% (1.00% Floor)	7/13/2018	7/13/2025	6,000,000	5,955,449	5,985,000	3.53%
Liberty Oilfield Services LLC(6)(9)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,433,750	6,328,719	6,433,750	3.80%
Montreign Operating Company, LLC(6)	Hotels, Restaurants & Leisure	1M L + 8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,166,656	13,235,343	12,113,324	7.15%
Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services	3M L + 6.50% (1.00% Floor)	5/6/2016	12/8/2021	10,596,712	9,937,890	10,384,778	6.13%
ProFrac Services, LLC(6)	Energy Equipment & Services	3M L + 5.75% (1.00% Floor)	9/7/2018	9/7/2023	7,500,000	7,425,897	7,425,000	4.38%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
PR Wireless LLC(5)	Wireless Telecommunication Services	3M L + 5.25% (1.00% Floor)	11/15/2017	6/27/2020	2,308,097	461,619	461,619	0.27%
Qualtek USA LLC(6)	Construction & Engineering	3M L + 5.75% (1.00% Floor)	7/15/2018	7/18/2025	10,000,000	9,823,683	9,850,000	5.81%
RPX Corporation(6)	Professional Services	3M L + 6.00%	6/8/2018	6/7/2024	9,812,500	9,714,375	9,714,375	5.74%
Specialty Building Products Holdings LLC(7)	Construction Materials	3M L + 5.75%	9/25/2018	9/21/2025	10,000,000	9,850,000	9,850,000	5.81%
U.S. Well Services, LLC(3)(7)(9)	Energy Equipment & Services	1M L + 9.00% (1.00% Floor)	2/1/2017	2/2/2022	9,639,838	9,694,512	9,639,838	5.69%
U.S. Well Services, LLC - Revolver(5)	Energy Equipment & Services	2M L + 6.00% (1.00% Floor)	2/1/2017	2/2/2022	920,856	705,852	705,852	0.42%
Zinc Acquisition Holdings, LP(6)	Chemicals	3M L + 10.00% (1.00% Floor)	10/9/2017	9/24/2024	6,104,651	6,049,565	6,104,651	3.60%

Total Senior Secured First Lien Debt Investments					222,647,784	211,845,763	215,253,355	127.04%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(9)(10)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	$20,000,000	$19,206,918	$20,000,000	11.80%
Caelus Energy Alaska 03, LLC(6)	Oil, Gas & Consumable Fuels	3M L + 7.50% (1.25% Floor)	4/17/2014	4/15/2020	26,000,000	24,992,853	24,700,000	14.58%
Lionbridge Technologies, Inc.(3)(6)	Commercial Services & Supplies	3M L + 9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,795,066	12,000,000	7.08%
Montrose Environmental Group, Inc.(6)	Commercial Services & Supplies	3M L + 9.50%	9/29/2017	9/30/2020	20,000,000	19,719,700	20,000,000	11.81%
Premiere Global Services, Inc.(6)	Diversified Telecommunication Services	3M L + 5.00% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,648,694	14,250,000	8.41%
TouchTunes Interactive Networks, Inc.(6)	Media	1M L + 8.25% (1.00% Floor)	5/4/2017	5/27/2022	7,000,000	6,978,649	7,000,000	4.13%
Trident USA Health Services, LLC - Tranche A(3)	Healthcare Providers & Services	3M L + 10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	2,656,968	2,494,097	240,987	0.14%
Trident USA Health Services, LLC - Tranche B(3)	Healthcare Providers & Services	3M L + 10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	21,311,979	20,021,280	8,712,337	5.14%
ZeroChaos Parent, LLC(6)	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,875,939	7,860,000	4.64%

Total Senior Secured Second Lien Debt Investments					131,968,947	127,733,196	114,763,324	67.73%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Trident USA Health Services, LLC - Holdco A Note	Healthcare Providers & Services			7/31/2020	2,426,201	—	154,792	0.09%

Total Unsecured Debt Investments					2,426,201	—	154,792	0.09%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest) (4)(11)(12)	Energy Equipment & Services				11,880	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Wireless Telecommunication Services			6/27/2024	201	1,374,009	—	0.00%
Zinc Acquisition Holdings, LP (Common Stock)(13)	Chemicals				523	523,000	523,000	0.31%

Total Equity, Warrants and Other Investments					12,604	1,897,009	523,001	0.31%

Total Non-Controlled/Non-Affiliates					$357,055,536	$341,475,968	$330,694,472	195.17%

Liabilities in excess other assets							(161,254,568)	-95.17%

Net Assets							$169,439,904	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

September 30, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative - Notes payable (11)(14)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$681,598	0.40%

Embedded derivative - Notes payable (11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	196,402	0.12%

Total Assets				152,000,000	—	878,000	0.51%

Liabilities
Total Return Swap(11)(14)	Diversified Financial Services	1M L+2.75%	12/5/2020	102,000,000	—	(681,598)	-0.40%
Embedded derivative - Notes payable (11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	(196,402)	-0.12%

Total Liabilities				152,000,000	—	(878,000)	-0.28%

Total Derivatives				$304,000,000	$—	$—	0.00%

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

(7)	Security, or a portion thereof, unsettled as of September 30, 2018.
(8)	First Lien Unitranche Last Out Investment, which accounts for 3.59% of our investment portfolio at fair value.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 14.05% of total assets.

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(11)	Securities are non-income producing.
(12)	CM Finance Inc’s investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.
(13)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC.
(14)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L –	1 month LIBOR (2.26% as of September 30, 2018)
2M L –	2 month LIBOR (2.30% as of September 30, 2018)
3M L –	3 month LIBOR (2.40% as of September 30, 2018)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

June 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Revolver(4)(5)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	10/11/2016	9/30/2021	$2,376,238	$1,683,168	$1,683,168	0.98%
1888 Industrial Services, LLC - Term A(4)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	9/30/2016	9/30/2021	4,950,495	4,950,495	4,950,495	2.89%
1888 Industrial Services, LLC - Term B(3)(4)	Energy Equipment & Services	3M L+8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	11,687,047	5,912,941	8,765,286	5.11%
American Gaming Systems Inc.(6)	Hotels, Restaurants & Leisure	3M L+4.25% (1.00% Floor)	2/9/2018	2/15/2024	20,400,451	20,400,451	20,400,451	11.89%
CareerBuilder, LLC(6)	Professional Services	3M L+6.75% (1.00% Floor)	7/27/2017	7/27/2023	10,994,114	10,705,928	10,994,114	6.41%
Deluxe Toronto Ltd.(6)	Media	3M L+5.50% (1.00% Floor)	6/29/2018	12/07/2020	5,000,000	4,950,000	4,950,000	2.89%
Exela Intermedia LLC(7)	IT Services	3M L+6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,468,354	5,524,248	5,524,678	3.22%
Exela Intermedia LLC(7)	IT Services	Fixed 10.00%	6/19/2018	7/15/2023	5,500,000	5,685,426	5,685,900	3.32%
FPC Holdings, Inc.(6)	Distributors	3M L+4.50% (1.25% Floor)	3/28/2018	11/18/2022	12,468,750	12,104,452	12,468,750	7.27%
GEE Group, Inc.(6)(8)	Professional Services	2M L+13.75% (1.00% Floor)	3/26/2018	3/31/2021	12,286,453	12,286,453	12,286,453	7.16%
Hostway Corp (6)	IT Services	3M L +5.75%	4/19/2018	12/13/2019	12,060,739	11,817,448	11,799,021	6.88%
Immucor, Inc.(6)	Healthcare Equipment & Services	3M L+5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,425,000	7,366,701	7,499,250	4.37%
Liberty Oilfield Services, LLC(6)(9)	Energy Equipment & Services	1M L+7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,458,750	6,347,581	6,458,750	3.77%
Montreign Operating Company, LLC(6)	Hotels, Restaurants & Leisure	1M L+8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,199,738	13,246,185	12,935,744	7.54%
Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services	3M L+6.50% (1.00% Floor)	5/6/2016	12/8/2021	10,748,527	10,225,894	10,533,557	6.14%
PR Wireless LLC(5)	Wireless Telecommunication Services	3M L+5.25% (1.00% Floor)	11/15/2017	6/27/2020	2,308,097	461,619	461,619	0.27%
RPX Corporation	Professional Services	3M L+6.00%	6/8/2018	6/8/2024	10,000,000	9,900,190	9,900,000	5.77%
U.S. Well Services, LLC(3)(7)(9)	Energy Equipment & Services	1M L+9.00% (1.00% Floor)	2/1/2017	2/2/2022	9,633,228	9,684,648	9,633,228	5.62%
U.S. Well Services, LLC - Revolver(5)	Energy Equipment & Services	2 M L +6.00% (1.00% Floor)	2/1/2017	2/2/2022	920,856	705,852	705,852	0.41%
Zinc Acquisition Holdings, LP(6)	Chemicals	3M L+10.00% (1.00% Floor)	10/9/2017	9/29/2024	7,500,000	7,430,251	7,500,000	4.37%

Total Senior Secured First Lien Debt Investments					171,386,837	161,389,931	165,136,316	96.28%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

June 30, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(9)(10)	Media	3M L+9.00% (1.00% Floor)	8/12/2014	8/13/2022	$20,000,000	$19,166,531	$20,000,000	11.66%
Caelus Energy Alaska 03, LLC(6)	Oil, Gas & Consumable Fuels	3M L+7.50% (1.25% Floor)	4/17/2014	4/15/2020	26,000,000	24,848,113	24,180,000	14.10%
Intermedia Holdings, Inc.(6)	IT Services	3M L+9.50% (1.00% Floor)	1/3/2017	2/1/2025	5,000,000	4,911,867	5,000,000	2.91%
International Wire Group, Inc.	Electronic Equipment	Fixed 10.75%	4/27/2017	8/1/2021	7,000,000	6,915,565	6,580,000	3.84%
Lionbridge Technologies, Inc.(3)	Commercial Services & Supplies	1M L+9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,789,661	12,000,000	7.00%
Montrose Environmental Group, Inc.	Commercial Services & Supplies	3M L+9.50%	9/29/2017	9/30/2020	20,000,000	19,688,421	19,600,000	11.43%
Premiere Global Services, Inc.(6)	Diversified Telecommunication Services	3M L+9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,679,729	14,400,000	8.39%
TouchTunes Interactive Networks, Inc.(6)	Media	1M L+8.25% (1.00% Floor)	5/4/2017	5/27/2022	7,000,000	6,977,435	7,000,000	4.08%
Trident USA Health Services, LLC - Tranche A(3)	Healthcare Providers & Services	3M L+10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	2,612,643	2,493,712	377,266	0.22%
Trident USA Health Services, LLC - Tranche B(3)	Healthcare Providers & Services	3M L+10.00% PIK(1.25% Floor)	11/29/2017	7/31/2020	20,956,435	20,018,194	10,203,688	5.95%
ZeroChaos Parent, LLC(6)	Professional Services	3M L+8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,871,114	7,860,000	4.58%

Total Senior Secured Second Lien Debt Investments					143,569,078	139,360,342	127,200,954	74.16%
Unsecured Debt Investments
Trident USA Health Services, LLC – Holdco A Note	Healthcare Providers & Services	—		7/31/2020	2,426,201	—	731,742	0.43%

Total Unsecured Debt Investments					2,426,201	—	731,742	0.43%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(11)(12)	Energy Equipment & Services				11,880	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Zinc Acquisition Holdings, LP (Common Stock)(13)	Chemicals				523	523,000	523,000	0.30%

Total Equity, Warrants and Other Investments					12,604	1,897,009	523,001	0.30%

Total Non-Controlled/Non-Affiliates					$317,394,720	$302,647,282	$293,592,013	171.17%

Liabilities in excess of other assets							(122,069,347)	(71.17)%

Net Assets							171,522,666	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

June 30, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative—Notes payable(11)(14)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$157,223	0.09%

Embedded derivative—Notes payable(11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	72,695	0.04%

Total Assets				152,000,000	—	229,918	0.13%

Liabilities
Total Return Swap(11)(14)	Diversified Financial Services	1M L + 2.75%	12/5/2020	102,000,000	—	(157,223)	(0.09)%
Embedded derivative—Notes payable(11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	(72,695)	(0.04)%

Total Liabilities				152,000,000	—	(229,918)	(0.13)%

Total Derivatives				$304,000,000	$—	$—	0.00

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

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

(7)	Security, or a portion thereof, unsettled as of June 30, 2018.
(8)	First Lien Unitranche Last Out Investment, which accounts for 4.18% of the Company’s investment portfolio at fair value.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 15.88% of total assets.

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(11)	Securities are non-income producing.
(12)	CM Finance Inc’s investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.
(13)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC
(14)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L –	1 month LIBOR (2.09% as of June 30, 2018)
3M L –	3 month LIBOR (2.34% as of June 30, 2018)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement with CM Investment Partners LLC (the “Adviser”) as its investment adviser and administrator, respectively.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 1. Organization – (continued)

The Company has formed certain taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2018, the Company had two Taxable Subsidiaries: CM Portfolio Companies LLC and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and CM Finance SPV LLC (“LLC”), which are special purpose vehicles used to finance certain investments, and CM Portfolio Companies LLC and Zinc Borrower Blocker, LLC in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

September 30, 2018

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2018, $135,585 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three months ended September 30, 2017, no prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $413,620 and $292,478 during the three months ended September 30, 2018 and September 30, 2017, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended September 30, 2018 and September 30, 2017.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 2. Significant Accounting Policies – (continued)

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, net of commissions and marketing support fees.

d. Net Increase in Net Assets Resulting from Operations per Share

The net increase in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

e. Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

September 30, 2018

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2018 or June 30, 2018.

Investments that are not traded on securities exchanges but are traded on the over-the-counter (“OTC”) markets (such as term loans, notes and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3. The Company held only Level 3 investments as of September 30, 2018 and June 30, 2018.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

September 30, 2018

Note 2. Significant Accounting Policies – (continued)

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid paying any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three months ended September 30, 2018 and September 30, 2017 for U.S. federal and state income taxes related to Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2018 and September 30, 2017, the Company recorded distributions of $3.4 million and $3.4 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 2. Significant Accounting Policies – (continued)

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended June 30, 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2018
Additional paid-in capital	$—
Distributions in excess of net investment income	—
Accumulated net realized gain (loss)	—

The tax character of all distributions paid by the Company during the year ended June 30, 2018 was ordinary income.

At June 30, 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

As of June 30, 2018
Undistributed net investment income	$7,140,649
Accumulated capital gains (losses) and other	(2,474,763)
Capital loss carryover	(18,612,517)
Unrealized appreciation (depreciation)	(9,055,269)
Distributions payable	(3,417,848)

Components of tax distributable earnings at year end	$(26,419,748)

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

In addition, as of June 30, 2018, the wholly-owned taxable subsidiary recorded a deferred tax asset and a corresponding valuation allowance of approximately $172,769.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 2. Significant Accounting Policies – (continued)

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

As of September 30, 2018 and June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three months ended September 30, 2018, the Company repurchased 11,215 shares of common stock on the open market for $101,195 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

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

September 30, 2018

Note 3. Recent Accounting Pronouncements – (continued)

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At September 30, 2018 and June 30, 2018, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2018 and September 30, 2017, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended September 30,
	2018	2017
Investment purchases, at cost (including PIK interest)	$54,365,570	$47,058,844
Investment sales and repayments	15,544,096	30,845,326

The composition of the Company’s investments as of September 30, 2018, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$199,965,967	58.56%	$203,373,558	61.50%
Unitranche First Lien Debt Investment	11,879,796	3.48	11,879,796	3.59
Senior Secured Second Lien Debt Investment	127,735,821	37.41	114,763,324	34.70
Unsecured Debt Investments	—	—	154,792	0.05
Equity, Warrants and Other Investments	1,897,009	0.55	523,001	0.16
Embedded Derivative — Notes Payable	—	—	878,000	0.14
Total Return Swap	—	—	(878,000)	(0.14)

Total	$341,475,965	100.00%	$330,694,472	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The composition of the Company’s investments as of June 30, 2018, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$161,389,931	53.40%	$165,136,316	56.30%
Senior Secured Second Lien Debt Investments	139,360,342	46.00	127,200,954	43.30
Unsecured Debt Investments	—	—	731,742	0.20
Equity, Warrants and Other Investments	1,897,009	0.60	523,001	0.20
Embedded Derivative—Notes Payable	—	—	229,918	0.08
Total Return Swap	—	—	(229,918)	(0.08)

Total	$302,647,282	100.00%	$293,592,013	100.00%

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Energy Equipment & Services	$40,128,678	12.14%
Professional Services	39,991,350	12.09
Hotels, Restaurants & Leisure	32,462,259	9.82
Commercial Services & Supplies	32,000,000	9.68
Media	31,937,563	9.66
IT Services	29,422,981	8.90
Oil, Gas & Consumable Fuels	24,700,000	7.47
Diversified Telecommunication Services	24,634,778	7.45
Distributors	12,437,500	3.76
Internet Software & Services	11,402,669	3.45
Construction & Engineering	9,850,000	2.98
Construction Materials	9,850,000	2.98
Healthcare Providers & Services	9,108,115	2.75
Healthcare Equipment & Supplies	7,480,313	2.26
Chemicals	6,627,651	2.00
Technology Hardware, Storage & Peripherals	5,901,398	1.78
Containers & Packaging	2,297,597	0.69
Wireless Telecommunication Services	461,620	0.14

Total	$330,694,472	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,040,567	13.98%
Hotels, Restaurants & Leisure	33,336,195	11.36
Energy Equipment & Services	32,196,779	10.97
Media	31,950,000	10.88
Commercial Services & Supplies	31,600,000	10.76
IT Services	28,009,599	9.54
Diversified Telecommunication Services	24,933,557	8.49
Oil, Gas & Consumable Fuels	24,180,000	8.24
Distributors	12,468,750	4.25
Healthcare Providers & Services	11,312,696	3.85
Chemicals	8,023,000	2.73
Healthcare Equipment & Supplies	7,499,250	2.55
Electronic Equipment	6,580,000	2.24
Wireless Telecommunication Services	461,620	0.16

Total	$293,592,013	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2018:

	Fair Value	Percentage of Total Portfolio
U.S. West	$76,323,613	23.08%
U.S. Northeast	73,895,472	22.34
U.S. Southeast	60,934,158	18.43
U.S. Southwest	50,557,125	15,29
U.S. Midwest	34,938,426	10.57
International	24,937,563	7.54
U.S. Mid-Atlantic	9,108,115	2.75

Total	$330,694,472	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2018:

	Fair Value	Percentage of Total Portfolio
U.S. West	$74,078,950	25.23%
U.S. Northeast	57,586,322	19.62
U.S. Southeast	53,203,880	18.12
U.S. Southwest	43,208,281	14.72
U.S. Midwest	29,251,885	9.96
International	24,950,000	8.50
U.S. Mid-Atlantic	11,312,695	3.85

Total	$293,592,013	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2018, the Company made investments in six new portfolio companies of approximately $47.7 million to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2018, the Company made investments of $6.0 million in companies to which it was previously committed to provide financial support through the terms of the revolvers. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The Company’s ISDA Agreement may contain provisions for early termination of over-the-counter derivative transactions in the event the net assets of the Company decline below specific levels (“net asset contingent features”). If these levels are triggered, the Company’s counterparty has the right to terminate such transaction and require the Company to pay or receive a settlement amount in connection with the terminated transaction.

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at September 30, 2018.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$878,000	$152,000,000	2
Embedded Derivatives:
Notes Payable	878,000	—	152,000,000	2

Gross fair value of derivative contracts	878,000	878,000
Counterparty netting	—	—

Net fair value of derivative contracts	878,000	878,000
Collateral not offset	—	—

Net amount	$878,000	$878,000

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at June 30, 2018.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$229,918	$152,000,000	2
Embedded Derivatives:
Notes Payable	229,918	—	152,000,000	2

Gross fair value of derivative contracts	229,918	229,918
Counterparty netting	—	—

Net fair value of derivative contracts	229,918	229,918
Collateral not offset	—	—

Net amount	$229,918	$229,918

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2018 and September 30, 2017, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended September 30,
	2018	2017
Total Return Swaps	$648,082	$719,947
Embedded Derivatives - Notes Payable	(648,082)	(719,947)

Total	$—	$—

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

September 30, 2018

Note 4. Investments – (continued)

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$215,253,355	$215,253,355
Senior Secured Second Lien Debt Investments	—	—	114,763,324	114,763,324
Unsecured Debt Investment	—	—	154,792	154,792
Equity, Warrants and Other Investments	—	—	523,001	523,001

Total Investments	—	—	330,694,472	330,694,472
Derivatives
Embedded Derivatives - Notes Payable	—	—	878,000	878,000

Total Derivatives	—	—

Total Assets	$—	$—	$331,172,785	$331,172,785

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(878,000)	$(878,000)

Total Derivatives	—	—	(878,000)	(878,000)

Total Liabilities	$—	$—	$(878,000)	$(878,000)

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$165,136,316	$165,136,316
Senior Secured Second Lien Debt Investments	—	—	127,200,954	127,200,954
Unsecured Debt Investment	—	—	523,001	523,001
Equity, Warrants and Other Investments	—	—	731,742	731,742

Total Investments	—	—	293,592,013	293,592,013
Derivatives
Embedded Derivatives - Notes Payable	—	—	229,918	229,918

Total Derivatives	—	—	229,918	229,918

Total Assets	$—	$—	$293,821,931	$293,821,931

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(229,918)	$(229,918)

Total Derivatives	—	—	(229,918)	(229,918)

Total Liabilities	$—	$—	$(229,918)	$(229,918)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	54,365,570	—	—	—	54,365,570
Sales	(3,929,096)	(11,615,000)	—	—	(15,544,096)
Amortization	(2,356)	264,796	—	—	262,440
Net realized gains (losses)	18,750	(276,942)	—	—	(258,192)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(335,829)	(810,484)	(576,950)	—	(1,723,263)

Balance as of September 30, 2018	$215,253,355	$114,763,324	$154,792	$523,001	$330,694,472

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2018	$(335,829)	$(1,057,916)	$(576,951)	$—	$(1,970,696)

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2018	$(229,918)	$229,918	$—
Net change in unrealized (depreciation) appreciation	(648,082)	648,082	—

Balance as of September 30, 2018	$(878,000)	$878,000	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2018	$(648,082)	$648,082	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$1,209,398	$254,907,171
Purchases (including PIK interest)	27,458,844	19,600,000	—	47,058,844
Sales	(15,752,403)	(15,092,924)	—	(30,845,327)
Amortization	258,578	364,138	—	622,716
Net realized gains (losses)	(69,580)	(7,311,110)	—	(7,380,690)
Transfers in	—	—	7,518,750	7,518,750
Transfers out	—	(7,518,750)	—	(7,518,750)
Net change in unrealized (depreciation) appreciation	(371,398)	4,560,480	3,311,150	7,500,232

Balance as of September 30, 2017	$138,628,022	$121,195,626	$12,039,298	$271,862,946

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2017	$(470,447)	$(2,753,277)	$3,311,150	$87,426

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	(719,947)	719,947	—

Balance as of September 30, 2017	$(6,550,448)	$6,550,448	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2017	$(719,947)	$719,947	$—

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

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

During the three months ended September 30, 2018 and September 30, 2017, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2018 and June 30, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of September 30, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$110,085,934	Yield Analysis	Market Yields	7.3%	4.9% - 12.9%
Unitranche First Lien Debt Investments	11,879,796	Discounted Cash Flow	Discount Rate	15.2%	14.7% - 15.7%
Senior Secured First Lien Debt Investments	28,462,638	Discounted Cash Flow	Discount Rate	12.6%	8.0% - 20.4%
Senior Secured First Lien Debt Investments	12,113,324	Broker Quoted	Market Comparable	90.1%	89.3% - 90.8%
Senior Secured First Lien Debt Investments	52,711,664	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	86,903,324	Yield Analysis	Market Yields	15.5%	9.2% - 54.2%
Senior Secured Second Lien Debt Investments	27,860,000	Discounted Cash Flow	Discount Rate	11.5%	10.2% - 16.2%
Equity, Warrants, and Other Investments	677,792	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x
Total Return Swaps	(878,000)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	878,000	Intrinsic Value	Intrinsic Value	N/A	N/A

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 4. Investments – (continued)

	Fair Value as of June 30, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$40,599,649	Yield Analysis	Market Yields	10.3%	6.7% - 16.4%
Unitranche First Lien Debt Investments	12,286,453	Discounted Cash Flow	Discount Rate	17.2%	15.7% - 18.7%
Senior Secured First Lien Debt Investments	65,321,315	Discounted Cash Flow	Discount Rate	8.2%	5.7% - 11.7%
Senior Secured First Lien Debt Investments	12,935,744	Broker Quoted	Market Comparable	98.0%	97.0% - 99.0%
Senior Secured First Lien Debt Investments	37,859,599	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	53,340,953	Yield Analysis	Market Yields	18.8%	10.7% - 43.5%
Senior Secured Second Lien Debt Investments	69,993,557	Discounted Cash Flow	Discount Rate	11.6%	7.6% - 16.2%
Equity, Warrants, and Other Investments	1,254,743	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x
Total Return Swaps	(229,918)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	229,918	Intrinsic Value	Intrinsic Value	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of September 30, 2018 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 5. Notes Payable – (continued)

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. As of September 30, 2018 and June 30, 2018, there were no borrowings outstanding under the 2013 UBS Revolving Financing. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 5. Notes Payable – (continued)

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of September 30, 2018 and June 30, 2018, there were $11.8 million and $17.8 million, respectively, in borrowings outstanding under the 2017 UBS Revolving Financing.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2018 and June 30, 2018, the fair value of the Notes Payable was estimated at $113.8 million and $119.8 million, respectively, which the Company concluded was a Level 3 fair value.

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

On July 2, 2018, the Company closed the public offering of $30 million in aggregate principal amount of 6.125% notes due 2023 (the “Notes”). On July 12, 2018, the underwriters exercised their over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the Notes. The total net proceeds to the Company from the Notes, including the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of approximately $1.0 million and estimated offering expenses of approximately $230,000, were approximately $33.2 million.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 5. Notes Payable – (continued)

The Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the Notes and the Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “CMFNL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of September 30, 2018, the outstanding principal balance of the Notes was approximately $34.5 million and had an estimated fair value of $34.7 million based on the closing price as of September 28, 2018 as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2018, SPV and LLC had aggregate assets of $224.5 million, which included $223.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $0.0 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2018, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three months ended September 30, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $104.9 million and 5.12%, respectively. For the three months ended September 30, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $123.6 million and 3.18%, respectively.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 23, 2018	September 17, 2018	September 18, 2018	October 5, 2018	$0.2500	1st 2019

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$396,039	$—	0.50	9/30/21
PR Wireless, Inc.	1,846,478	—	0.35	6/27/19
U.S. Well Services, LLC	215,004	—	—	1/31/22

Total Unfunded Commitments	$2,457,522	—

The following table details the unfunded commitments as of June 30, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,069	$—	0.50	9/30/21
PR Wireless, Inc.	1,846,478	—	0.35	6/27/19
U.S. Well Services, LLC	215,004	—	—	1/31/22

Total Unfunded Commitments	$2,754,551	—

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

September 30, 2018

Note 7. Agreements and Related Party Transactions – (continued)

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

The Adviser agreed to permanently waive: (i) all or portions of base management fees through December 31, 2014, to the extent required to support an annualized dividend yield of 9.0% per annum based on the price per share of the Company’s common stock in the Offering of $15.00, and (ii) all or portions of the incentive fee for the years ended December 31, 2014, 2015, and 2016 to the extent required to support an annualized dividend yield of 9.0%, 9.25% and 9.375% per annum, respectively, based on the price per share of the Company’s common stock in the Offering of $15.00. Fees permanently waived by the Adviser are not subject to future repayment of recoupment by the Company.

For the three months ended September 30, 2018, $1,351,855 in base management fees were earned by the Adviser, of which $1,351,855 was payable at September 30, 2018. For the three months ended September 30, 2017, $1,153,880 in base management fees were earned by the Adviser, of which $1,153,880 was payable at September 30, 2017.

For the three months ended September 30, 2018, the Company incurred $120,321 of incentive fees related to pre-incentive fee net investment income, of which $22,000 was waived. As of September 30, 2018, $2,392,999 of such incentive fees are currently payable to the Adviser and $705,492 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2017, the Company incurred $0 of incentive fees related to pre-incentive fee net investment income. As of September 30, 2017, $240,538 of incentive fees were currently payable to the Adviser and $221,883 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual relating to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of September 30, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 7. Agreements and Related Party Transactions – (continued)

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

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $338,063 under the Administration Agreement for the three months ended September 30, 2018. The Company incurred costs of $127,229 under the Administration Agreement for the three months ended September 30, 2017.

As of September 30, 2018 and June 30, 2018, the Company recorded $0 and $0, respectively, in accrued expenses and other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

September 30, 2018

Note 7. Agreements and Related Party Transactions – (continued)

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

As of September 30, 2018, four of the investment professionals employed by the Adviser as part of its investment team were also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and were members of the Adviser’s investment committee designated by Stifel. Although these four investment professionals dedicated substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser. In addition, a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of September 30, 2018, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2018, the Company recorded directors’ fees of $101,250, of which $97,673 were payable at September 30, 2018. For the three months ended September 30, 2017, the Company recorded directors’ fees of $99,667, of which $97,043 were payable at September 30, 2017.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 9. Net Change in Net Assets Resulting from Operations Per Share – (continued)

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three months ended September 30,
	2018	2017
Net increase (decrease) in net assets resulting from operations	$1,428,041	$3,135,717
Weighted average shares of common stock outstanding	13,650,097	13,689,885
Basic/diluted net increase (decrease) in net assets from operations per share	$0.10	$0.23

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 10. Distributions – (continued)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the three months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30,
	2018		2017
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$3,412,531	100%	$3,422,431	100%
Long-term capital gains	—	—	—	—

Total	$3,412,531	100%	$3,422,431	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock. During the three months ended September 30, 2018, the Company repurchased 11,215 shares of its common stock on the open market for $101,195. The Company’s NAV per share increased by less than $0.00 for the three months ended September 30, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the three months ended September 30, 2018 and September 30, 2017.

	Three months ended September 30,
	2018	2017
Number of shares repurchased	11,215	—
Cost of shares repurchased, including commissions	$101,195	—
Weighted average price per share	$8.97	—
Net asset value per share at prior quarter end	$12.41	—
Weighted average discount to prior quarter net asset value	27.7%	$—

Note 12. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2018 and September 30, 2017.

	Three months ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,649,504	$200,203,363	13,689,221	$200,568,530
Reinvestments of shareholder distributions	620	5,417	1,259	11,813

Balance at end of period	13,650,124	$200,208,780	13,690,480	$200,580,343

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	For the three months ended September 30,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$12.57	$12.41

Net investment income	0.25	0.22
Net realized and unrealized gains (losses)	(0.15)	0.01

Net increase (decrease) in net assets resulting from operations	0.10	0.23

Capital transactions(2)
Share repurchases	(0.01)	—
Dividends from net investment income	(0.25)	(0.25)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.26)	(0.25)

Offering costs	—	—

Net asset value, end of period	$12.41	$12.39

Market value per share, end of period	$8.60	$9.35

Total return based on market value(3)	(0.44)%	(3.95)%

Shares outstanding at end of period	13,650,124	13,690,480

Ratio/Supplemental Data:
Net assets, at end of period	$169,442,399	$169,673,211
Ratio of total expenses to average net assets	11.40%	8.70%
Ratio of net expenses to average net assets	11.35%	8.70%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	5.76%	3.66%
Ratio of net investment income before fee waiver to average net assets	8.03%	7.07%
Ratio of net investment income after fee waiver to average net assets	7.98%	7.07%
Total Notes Payable	148,343,470	129,260,000
Asset Coverage Ratio(6)	2.14	2.31
Portfolio Turnover Rate	5%	12%

(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2018 and September 30, 2017:

	For the three months ended September 30,
	2018	2017
Loan Amendment/Consent Fee	$155,155	$9,879

Other Fee Income	$155,155	$9,879

Note 15. Tax Information

As of September 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$341,548,123

Gross unrealized appreciation	5,696,215
Gross unrealized depreciation	(16,549,866)

Net unrealized investment depreciation	$(10,853,651)

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$302,647,282

Gross unrealized appreciation	6,015,163
Gross unrealized depreciation	(15,070,432)

Net unrealized investment depreciation	$(9,055,269)

Note 16. Subsequent Events

On November 6, 2018, our board of directors declared a distribution for the quarter ended December 31, 2018 of $0.25 per share payable on January 3, 2019 to stockholders of record as of December 14, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	our ability to obtain exemptive relief from the Securities and Exchange Commission (“SEC”); and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

We have formed certain additional taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2018, we had two Taxable Subsidiaries: CM Portfolio Companies LLC and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of September 30, 2018 and June 30, 2018, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2018 and June 30, 2018, we had no investments on non-accrual status.

Financing Facility

We have, through CM SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2020 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of September 30, 2018 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of September 30, 2018 and June 30, 2018, there were $11.8 million and $17.8 million borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released. As of September 30, 2018 and June 30, 2018, there were no borrowing outstanding under the Citi Revolving Financing. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

Notes due 2023

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

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2018, the outstanding principal balance of the Notes was approximately $34.5 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2018 and June 30, 2018, approximately 15.15% and 19.6% of our total assets were non-qualifying assets, respectively.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Advisory Agreement, administration fees, and our allocable portion of overhead expenses under the Administration Agreement. The base management fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

At September 30, 2018, our investment portfolio of $330.7 million (at fair value) consisted of debt and equity investments in 30 portfolio companies, of which 61.5% were first lien investments, 34.7% were second lien investments, 0.0% were in unsecured debt investments, 3.6% were unitranche loans, and 0.2 % were in equities, warrants and other positions. At September 30, 2018, our average and largest portfolio company investment at fair value was $11.2 million and $24.7 million, respectively.

At June 30, 2018, our investment portfolio of $293.6 million (at fair value) consisted of investments in 25 portfolio companies, of which 52.1% were first lien investments, 43.3% were second lien investments, 0.2% were in unsecured debt investments, 4.2% were unitranche loans, and 0.2% were in equity and warrants, and other positions. At June 30, 2018, our average and largest portfolio company investment at fair value was $11.7 million and $24.9 million, respectively.

As of September 30, 2018 and June 30, 2018, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.90% and 11.19%, respectively.

We use GICS codes to identify the industry groupings. At September 30, 2018 and June 30, 2018, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at September 30, 2018	Percentage of Total Portfolio at June 30, 2018
Energy Equipment & Services	12.14%	11.36%
Professional Services	12.09	13.98
Hotels, Restaurants & Leisure	9.82	10.97
Commercial Services & Supplies	9.68	10.76
Media	9.66	10.88
IT Services	8.90	9.54
Oil, Gas & Consumable Fuels	7.47	8.24
Diversified Telecommunication Services	7.45	8.49
Distributors	3.76	4.25
Internet Software & Services	3.45	—
Construction & Engineering	2.98	—
Construction Materials	2.98	—
Healthcare Providers & Services	2.75	3.85
Healthcare Equipment & Supplies	2.26	2.55
Chemicals	2.00	2.73
Technology Hardware, Storage & Peripherals	1.78	—
Containers & Packaging	0.69	—
Wireless Telecommunication Services	0.14	0.16
Electronic Equipment	—	2.24

	100.00%	100.00%

During the three months ended September 30, 2018, we added 13 new investments totaling approximately $53.7 million. Six of these investments were in new portfolio companies. Of the new investments, 100.0% consisted of first lien investments.

At September 30, 2018, 98.2% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 1.8% bore interest at fixed rates. At June 30, 2018, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2018, we had three investments with aggregate unfunded commitments of $2.5 million, and as of June 30, 2018, we had three such investments with aggregate unfunded commitments of $2.8 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of September 30, 2018			As of June 30, 2018
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$25,498,901	7.7%	4	$6,458,750	2.2%	1
2	274,980,586	83.1%	29	267,055,281	91.0	29
3	21,106,868	6.4%	2	8,765,286	3.0	1
4	—	—%	—	10,580,954	3.6	2
5	9,108,117	2.8%	4	731,742	0.2	2

Total	$330,694,472	100.00%	39	$293,592,013	100.00%	35

Results of Operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2018 increased to $8.3 million from $6.7 million for the three months ended September 30, 2017, primarily due to the utilization of cash to purchase additional investments in portfolio companies.

Expenses

Total expenses for the three months ended September 30, 2018 increased to $4.9 million, compared to $3.7 million for the three months ended September 30, 2017, primarily due to an increase in interest expenses related to an increase in the LIBOR rate and interest payments on the Notes.

Net investment income

Net investment income increased to $3.4 million for the three months ended September 30, 2018 from $3.0 million for the three months ended September 30, 2017, primarily due to an increase in investment income resulting from the utilization of cash to purchase additional investments in portfolio companies.

Net realized gain or loss

Net realized losses on investments totaled $0.3 million for the three months ended September 30, 2018, primarily due to a sale of International Wireless Group, Inc.

Net realized losses on investments totaled $7.4 million for the three months ended September 30, 2017, primarily due to the restructuring of Bird Electric Enterprises, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized (depreciation) of ($1.4 million) for the three months ended September 30, 2018, primarily due to a decrease in valuations and by accretion of certain investments.

During the three months ended September 30, 2017, we recorded a net change in unrealized appreciation of $7.5 million, primarily due to the restructuring of Bird Electric Enterprises, LLC and an increase in valuations of certain investments.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2018, our unrestricted cash balance decreased by $2.9 million. During that period, cash decreased by $27.0 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $54.0 million, offset by sales of investments of $15.5 million in portfolio companies and an increase in receivables from investments sold of $5.8 million. During the same period, cash from financing activities increased by $24.0 million, consisting primarily of $3.4 million of distributions paid to our stockholders, proceeds from bond issuance of $34.5 million, and proceeds of $11.8 million from borrowings offset by repayment of $17.8 million under the Financing Facilities.

Capital Resources

As of September 30, 2018, we had $2.7 million of cash as well as $1.4 million in restricted cash and $38.1 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended September 30, 2018 and September 30, 2017, $1,351,855 and $1,153,880, respectively in base management fees were earned by the Adviser, of which $1,351,855 and $1,153,880 was payable at September 30, 2018 and September 30, 2017, respectively.

For the three ended September 30, 2018, we incurred incentive fees of $120,321 and waived fees of $22,000 related to pre-incentive fee net investment income. As of September 30, 2018, $2,392,999 of previous incentive fees are currently payable to the Adviser, which consisted of $705,492 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2017, we incurred no incentive fees related to pre-incentive fee net investment income. As of September 30, 2017, $240,538 of previous incentive fees were currently payable to the Adviser which consisted of $221,883 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of September 30, 2018, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of September 30, 2017, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018, our off-balance sheet arrangements consisted of $2.5 million in unfunded commitments to three of our portfolio companies. As of June 30, 2018, our off-balance arrangements consisted of $2.8 million in unfunded commitments to four of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended September 30, 2018 through November 5, 2018, we invested $18.2 million in new and existing portfolio companies and received repayment or sales proceeds of $46.4 million.

On November 6, 2018, our board of directors declared a distribution for the quarter ended December 31, 2018 of $0.25 per share payable on January 3, 2019 to stockholders of record as of December 14, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2018, 98.2% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2018, a 1.00% increase in interest rates would increase our net interest income by approximately 8.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.60%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended September 30, 2018, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(2)

4.2	Form of 6.125% Notes Due 2023 (Filed as Exhibit A to First Supplemental Indenture referred to in Exhibit 4.1) (2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2018

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer