Form 10-Q
period 2018-12-31
CM Finance Inc
filed 2019-02-06
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

CM FINANCE INC

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 East 55th Street

15th Floor

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 5, 2019 was 13,613,707.

CM FINANCE INC

CM Finance Inc and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2018	June 30, 2018
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $307,290,045 and $ 302,647,282, respectively)	$283,335,302	$293,592,013
Derivatives, at fair value (cost of $0 and $0, respectively)	94,380	229,918
Cash	6,197,259	5,620,441
Cash, restricted	5,981,651	2,706,273
Receivable for investments sold	397,146	7,751,875
Interest receivable	3,282,163	4,011,450
Deferred offering costs	121,922	121,922
Other receivables	2,515,625	245,550
Prepaid expenses and other assets	58,954	255,139

Total Assets	$301,984,402	$314,534,581

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	—	17,823,000
2023 Notes payable	34,500,000	—
Deferred debt issuance costs	(2,494,517)	(1,953,771)

Notes payable, net	134,005,483	117,869,229
Payable for investments purchased	2,985,000	12,569,450
Dividend payable	3,410,713	3,417,848
Deferred financing costs payable	1,037,000	2,071,167
Income-based incentive fees payable	1,566,513	2,294,678
Base management fees payable	1,405,297	1,319,853
Accrued provision for taxes	—	2,579,337
Derivatives, at fair value (cost $0 and $0, respectively)	94,380	229,918
Interest payable	845,566	303,153
Directors’ fees payable	93,448	99,296
Accrued expenses and other liabilities	104,694	257,986

Total Liabilities	145,548,094	143,011,915

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,613,116 and 13,649,504 shares issued and outstanding, respectively)	13,613	13,649
Additional paid-in capital	198,392,175	198,700,999
Accumulated net realized loss	(21,270,472)	(21,087,280)
Undistributed net investment income	3,255,732	2,950,567
Net unrealized depreciation on investments	(23,954,740)	(9,055,269)

Total Net Assets	156,436,308	171,522,666

Total Liabilities and Net Assets	$301,984,402	$314,534,581

Net Asset Value Per Share	$11.49	$12.57

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Investment Income:
Interest income	$8,481,251	$7,538,152	$16,136,091	$13,964,204
Payment in-kind interest income	540,308	722,039	953,928	1,014,517
Dividend income	—	—	31,275	—
Payment in-kind dividend income	—	189,583	—	189,583
Other fee income	277,365	—	432,520	9,879

Total investment income	9,298,924	8,449,774	17,553,814	15,178,183

Expenses:
Interest expense	2,156,537	1,601,261	4,421,394	3,039,090
Base management fees	1,405,297	1,161,353	2,757,152	2,315,233
Income-based incentive fees	753,721	921,782	874,042	906,758
Provision for tax expense	12,946	—	12,946	—
Professional fees	233,528	236,024	466,328	445,064
Allocation of administrative costs from advisor	341,633	184,561	679,696	311,790
Amortization of deferred debt issuance costs	195,377	179,514	390,754	304,716
Insurance expense	84,440	85,225	168,880	205,439
Directors’ fees	101,250	99,000	202,500	198,667
Custodian and administrator fees	7,500	113,443	15,000	170,451
Offering expense	51,750	—	103,500	186,513
Other expenses	236,033	180,482	355,214	391,158

Total expenses	5,580,012	4,762,645	10,447,406	8,474,879
Waiver of income-based incentive fees	—	—	(22,000)	—

Net expenses	5,580,012	4,762,645	10,425,406	8,474,879

Net investment income	3,718,912	3,687,129	7,128,408	6,703,304

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	75,000	—	(183,192)	(7,380,690)
Net change in unrealized appreciation (depreciation) in value of investments	(13,176,208)	1,172,018	(14,899,471)	8,672,249

Total realized and unrealized gain (loss) on investments	(13,101,208)	1,172,018	(15,082,663)	1,291,559

Net increase (decrease) in net assets resulting from operations	$(9,382,296)	$4,859,147	$(7,954,255)	$7,994,863

Basic and diluted:
Net investment income per share	$0.27	$0.27	$0.52	$0.49
Earnings per share	$(0.69)	$0.35	$(0.58)	$0.58
Weighted average shares of common stock outstanding	13,638,869	13,690,480	13,644,483	13,690,182

Distributions paid per common share	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended December 31,
	2018	2017
Net assets at beginning of year	$171,522,666	$169,948,112

Increase (decrease) in net assets resulting from operations:
Net investment income	7,128,408	6,703,304
Net realized loss on investments	(183,192)	(7,380,690)
Net change in unrealized appreciation (depreciation) on investments	(14,899,471)	8,672,249

Net increase (decrease) in net assets resulting from operations	(7,954,255)	7,994,863

Stockholder distributions:
Distributions from net investment income	(6,823,243)	(6,845,051)
Net decrease in net assets resulting from stockholder distributions	(6,823,243)	(6,845,051)

Capital transactions:
Reinvestments of stockholder distributions	49,713	11,813
Repurchase of common stock	(358,573)	—

Net increase (decrease) in net assets resulting from capital transactions	(308,860)	11,813

Net increase (decrease) in net assets	(15,086,358)	1,161,625

Net assets at end of period (including undistributed (distributions in excess of) net investment income of $3,255,732, and $(2,481,050), respectively)	$156,436,308	$171,109,737

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2018		2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations		$(7,954,255)	$7,994,863
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments		(104,067,555)	(81,850,777)
Payment in-kind interest		(953,928)	(1,014,517)
Payment in-kind dividends		—	(189,583)
Sales and repayments of investments		101,767,898	54,842,377
Net realized loss on investments		183,192	7,380,690
Net change in unrealized (appreciation) depreciation on investments		14,899,471	(8,672,249)
Amortization of discount/premium on investments		(1,572,367)	(2,119,937)
Amortization of deferred debt issuance costs		390,754	304,716
Net (increase) decrease in operating assets:
Interest receivable		729,287	(2,713,068)
Dividends receivable		—	(189,583)
Receivable for investments sold		7,354,729	—
Other receivables		(2,270,075)	(179,819)
Prepaid expenses and other assets		196,185	170,451
Net increase (decrease) in operating liabilities:
Payable for investments purchased		(9,584,450)	(12,490,000)
Interest payable		542,413	78,340
Accrued provision for income taxes		(2,579,337)	—
Directors fees payable		(5,848)	(3,254)
Accrued expenses and other liabilities		(153,292)	(66,375)
Base management fees payable		85,444	1,182,842
Income-based incentive fees payable		(728,165)	888,247

Net cash provided by (used in) operating activities		(3,719,899)	(36,646,636)

Cash Flows from Financing Activities:
Payment for deferred financing costs		(1,965,667)	(620,500)
Deferred offering costs		—	128,169
Distributions to stockholders		(6,780,665)	(6,832,923)
Repurchase of common stock		(358,573)	—
Proceeds from 2023 Notes		34,500,000	—
Proceeds from borrowing on revolving credit facility		19,105,470	45,090,000
Repayments of borrowing on revolving credit facility		(36,928,470)	(27,260,000)

Net cash provided by (used in) financing activities		7,572,095	10,504,746

Net change in cash		3,852,196	(26,141,890)

Cash
Cash and restricted cash at beginning of period		8,326,714	33,262,874

Cash and restricted cash at end of period		$12,178,910	$7,120,984

Supplemental and non-cash financing cash flow information:
Cash paid for interest		$3,878,981	$2,960,751
Cash paid for taxes		$2,592,283	$—
Issuance of shares pursuant to Dividend Reinvestment Plan		49,713	11,813
Non-cash purchase of investments	$		$—
Non-cash sale of investments	$		$—

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A(4)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	9/30/2016	9/30/2021	$4,950,495	$4,950,495	$4,950,495	3.16%
1888 Industrial Services, LLC - Term B(3)(4)	Energy Equipment & Services	3M L+8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	12,304,681	6,530,574	9,228,511	5.90%
1888 Industrial Services, LLC - Revolver (4)(5)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	10/11/2016	9/30/2021	2,376,238	1,485,149	1,485,149	0.95%
4L Technologies Inc(6)	Technology Hardware, Storage & Peripherals	3M L+4.50% (1.00% Floor)	8/21/2018	5/8/2020	8,959,162	8,836,110	8,815,815	5.64%
Bioplan USA, Inc.	Containers & Packaging	3M L+4.75% (1.00% Floor)	8/9/2018	9/23/2021	7,352,731	7,080,193	6,985,095	4.47%
CareerBuilder, LLC(6)(7)	Professional Services	3M L+6.75% (1.00% Floor)	7/27/2017	7/27/2023	13,537,179	13,268,520	13,537,179	8.65%
Cook & Boardman Group LLC(6)	Distributors	2M L+5.75% (1.00% Floor)	10/12/2018	10/17/2025	10,000,000	9,901,920	9,900,000	6.33%
Deluxe Toronto Ltd.(6)	Media	3M L+5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,974,874	4,931,329	4,974,874	3.18%
Exela Intermedia LLC	IT Services	3M L+6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,429,936	5,483,082	5,429,936	3.47%
Exela Intermedia LLC	IT Services	Fixed 10.00%	6/19/2018	7/15/2023	5,500,000	5,663,681	5,500,000	3.52%
Fusion Connect Inc.	Internet Software & Services	3M L+7.50% (1.00% Floor)	7/11/2018	5/4/2023	11,517,092	11,124,874	10,941,238	6.99%
GEE Group, Inc.(6)(8)	Professional Services	2M L+18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,612,863	11,612,863	11,612,863	7.42%
Infrastructure & Energy Alternatives, Inc.(6)	Construction & Engineering	3M L+6.25%	11/14/2018	11/4/2024	12,500,000	12,067,552	12,062,500	7.71%
Immucor, Inc.(6)	Health Care Equipment & Supplies	3M L+5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,387,500	7,338,613	7,461,375	4.77%
Liberty Oilfield Services LLC(6)(9)	Energy Equipment & Services	1M L+7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,383,750	6,285,315	6,383,750	4.08%
Montreign Operating Company, LLC(6)	Hotels, Restaurants & Leisure	1M L+8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,133,574	13,211,906	12,214,224	7.81%
PR Wireless LLC(5)	Wireless Telecommunication Services	3M L+5.25% (1.00% Floor)	11/15/2017	6/27/2020	2,305,453	1,012,919	1,012,919	0.65%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services	3M L+6.50% (1.00% Floor)	5/6/2016	12/8/2021	10,444,897	9,820,433	9,191,509	5.88%
ProFrac Services, LLC(6)	Energy Equipment & Services	3M L+5.75% (1.00% Floor)	9/7/2018	9/7/2023	7,481,250	7,411,970	7,406,438	4.73%
Qualtek USA LLC(6)	Construction & Engineering	3M L+5.75% (1.00% Floor)	7/15/2018	7/18/2018	9,975,000	9,802,189	9,825,375	6.28%
RPX Corporation(6)	Professional Services	3M L+6.00%	6/8/2018	6/7/2024	9,625,000	9,532,223	9,528,750	6.09%
Techniplas LLC	Auto Components	Fixed 10.00%	6/10/2018	5/1/2020	9,500,000	9,040,285	9,072,500	5.80%
Specialty Building Products Holdings LLC	Construction Materials	3M L+5.75%	9/25/2018	9/21/2025	10,000,000	9,853,681	9,850,000	6.30%
Zinc Acquisition Holdings, LP(6)	Chemicals	3M L+10.00% (1.00% Floor)	10/9/2017	9/30/2024	4,709,302	4,668,075	4,709,302	3.01%

Total Senior Secured First Lien Debt Investments					201,960,977	190,913,951	192,079,797	122.79%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(6)(9)(10)	Media	3M L+9.00% (1.00% Floor)	8/12/2014	8/22/2022	20,000,000	19,248,493	19,200,000	12.28%
Caelus Energy Alaska 03, LLC(6)	Oil, Gas & Consumable Fuels	3M L+7.50% (1.25% Floor)	4/17/2014	4/15/2020	24,266,667	23,525,773	24,024,000	15.36%
Lionbridge Technologies, Inc.(3)(6)	Commercial Services & Supplies	3M L+9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,800,627	12,000,000	7.67%
Premiere Global Services, Inc.(6)	Diversified Telecommunication Services	3M L+5.00% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,665,954	12,750,000	8.15%
Sears Holding Company Delayed Draw(5)	Retail	1M L+10.00%	6/9/2018	7/15/2019	10,000,000	2,083,721	2,078,571	1.33%
TouchTunes Interactive Networks, Inc.(6)	Media	1M L+8.25% (1.00% Floor)	5/4/2017	5/27/2022	12,000,000	11,986,143	12,000,000	7.67%
Trident USA Health Services, LLC - Tranche A(3)	Health Care Providers & Services	3M L+10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	2,673,422	2,494,097	—	0.00%
Trident USA Health Services, LLC - Tranche B(3)	Health Care Providers & Services	3M L+10.00% PIK (1.25% Floor)	11/29/2017	7/31/2020	21,443,958	20,021,280	—	0.00%
ZeroChaos Parent, LLC(6)	Professional Services	3M L+8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,880,872	7,860,000	5.02%

Total Senior Secured Second Lien Debt Investments					117,526,904	113,706,960	89,912,571	57.48%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2018

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Trident USA Health Services, LLC - Holdco A Note	Health Care Providers & Services			7/31/2020	2,426,201	—	—	0.00%

Total Unsecured Debt Investments					2,426,201	—	—	0.00%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest) (4)(11)	Energy Equipment & Services				11,880	—	119	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(11)	Wireless Telecommunication Services			6/27/2024	201	1,374,009	—	0.00%
U.S. Well Services, LLC (Equity Interest)	Energy Equipment & Services				77,212	772,125	501,878	0.32%
Zinc Acquisition Holdings, LP (Common Stock)(12)	Chemicals				523	523,000	840,937	0.54%

Total Equity, Warrants and Other Investments					89,816	2,669,134	1,342,934	0.86%

Total Non-Controlled/Non-Affiliates					$329,861,041	$307,290,045	$283,335,302	181.12%

Liabilities in excess other assets							(126,898,994)	-81.12%

Net Assets							$156,436,308	100.00%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

December 31, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets

Embedded derivative - Notes payable (11)(13)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$(170,584)	-0.11%

Embedded derivative - Notes payable (11)(13)	Diversified Financial Services		12/5/2019	50,000,000	—	76,204	0.05%

Total Assets				152,000,000	—	(94,380)	-0.06%

Liabilities
Total Return Swap(11)(13)	Diversified Financial Services	1M L+2.75%	12/5/2020	102,000,000	—	170,584	0.11%
Embedded derivative - Notes payable (11)(13)	Diversified Financial Services		12/5/2019	50,000,000	—	(76,204)	-0.05%

Total Liabilities				152,000,000	—	94,380	0.06%

Total Derivatives				$304,000,000	$—	$—	0.00%

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

(7)	Security, or a portion thereof, unsettled as of December 31, 2018.
(8)	First Lien Unitranche Last Out Investment, which accounts for 4.10% of our investment portfolio at fair value.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 10.31% of total assets.

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(11)	Securities are non-income producing.
(12)	CM Finance Inc’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC.
(13)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives — Notes Payable.

1M L –	1 month LIBOR (2.52% as of December 31, 2018)
2M L –	2 month LIBOR (2.62% as of December 31, 2018)
3M L –	3 month LIBOR (2.80% as of December 31, 2018)
PIK –	Payment-In-Kind

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 1. Organization – (continued)

From time-to-time, the Company may form taxable subsidiaries which are taxed as corporations for federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2018, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC; at June 30, 2018, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and CM Finance SPV LLC (“LLC”), which are special purpose vehicles used to finance certain investments, and Zinc Borrower Blocker, LLC in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

December 31, 2018

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2018, $877,376 and $1,015,923 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and six months ended December 30, 2017, $1,218,231 and $1,240,123 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $540,308 and $953,928 during the three and six months ended December 31, 2018, respectively. The Company earned PIK interest of $722,039 and $1,014,517 during the three and six months ended December 31, 2017, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and six months ended December 31, 2018. The Company earned PIK dividends of $189,583 and $189,583 during the three and six months ended December 31, 2017, respectively.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company pays in cash on behalf of the Company’s stockholders, unless a stockholders elects to receive cash. As a result, if the Company’s board of directors declares, and the Company pays, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

g. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and bonds, including legal, accounting, printing fees, and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is completed.

h. Investment Transactions and Expenses

Purchases of loans, including revolving credit agreements, are recorded on a fully committed basis until the funded and unfunded portions are known or estimable, which in many cases may not be until settlement.

Expenses are accrued as incurred.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held one Level 1 investment as of December 31, 2018 and held no Level 1 investments as of June 30, 2018.

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

December 31, 2018

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

December 31, 2018

Note 2. Significant Accounting Policies – (continued)

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid paying any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three and six months ended December 31, 2018 and for the three and six months ended December 31, 2017 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2018, the Company recorded distributions of $3.4 million and $6.8, respectively. During the three and six months ended December 31, 2017, the Company recorded distributions of $3.4 million and $6.8 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

December 31, 2018

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

December 31, 2018

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

As of December 31, 2018 and June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three and six months ended December 31, 2018, the Company repurchased 30,999 and 42,214 shares of common stock on the open market for $257,336 and $358,573, respectively (including commissions). Refer to Note 11 for additional information concerning share repurchases.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on the Company’s consolidated financial statements and disclosures.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 3. Recent Accounting Pronouncements – (continued)

Certain items in the December 31, 2017 consolidated financial statements has been reclassified to conform to the December 31, 2018 presentation with no effect on net income.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 4. Investments – (continued)

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At December 31, 2018 and June 30, 2018, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2018 and December 31, 2017, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Investment purchases, at cost (including PIK interest)	$50,655,913	$35,996,034	$105,021,483	$83,054,878
Investment sales and repayments	86,223,802	23,997,051	101,767,898	54,842,377

The composition of the Company’s investments as of December 31, 2018, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$179,301,088	58.35%	$180,466,937	63.69%
Unitranche First Lien Debt Investment	11,612,863	3.78	11,612,860	4.10
Senior Secured Second Lien Debt Investment	113,706,960	37.00	89,912,571	31.74
Unsecured Debt Investments	—	0.0	—	— —
Equity, Warrants and Other Investments	2,669,134	0.87	1,342,934	0.47
Embedded Derivative — Notes Payable	—	—	(94,380)	(0.03)
Total Return Swap	—	—	94,380	0.03

Total	$307,290,045	100.00%	$283,335,302	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$42,538,788	15.01%
Media	36,174,874	12.77%
Energy Equipment & Services	29,956,343	10.57%
Oil, Gas & Consumable Fuels	24,024,000	8.48%
Diversified Telecommunication Services	21,941,509	7.74%
Construction and Engineering	21,887,875	7.73%
Hotels, Restaurants & Leisure	12,214,224	4.31%
Commercial Services & Supplies	12,000,000	4.24%
Internet Software & Services	10,941,238	3.86%
IT Services	10,929,936	3.86%
Distributors	9,900,000	3.49%
Construction Materials	9,850,000	3.48%
Auto Components	9,072,500	3.20%
Technology Hardware, Storage and Peripherals	8,815,816	3.11%
Health Care Equipment & Supplies	7,461,375	2.63%
Containers & Packaging	6,985,095	2.47%
Chemicals	5,550,239	1.96%
Retail	2,078,571	0.73%
Wireless Telecommunication Services	1,012,919	0.36%

Total	$283,335,302	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 4. Investments – (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,040,567	13.98%
Hotels, Restaurants & Leisure	33,336,195	11.36
Energy Equipment & Services	32,196,779	10.97
Media	31,950,000	10.88
Commercial Services & Supplies	31,600,000	10.76
IT Services	28,009,599	9.54
Diversified Telecommunication Services	24,933,557	8.49
Oil, Gas & Consumable Fuels	24,180,000	8.24
Distributors	12,468,750	4.25
Healthcare Providers & Services	11,312,696	3.85
Chemicals	8,023,000	2.73
Healthcare Equipment & Supplies	7,499,250	2.55
Electronic Equipment	6,580,000	2.24
Wireless Telecommunication Services	461,620	0.16

Total	$293,592,013	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2018:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$82,755,868	29.21%
U.S. Southeast	57,428,903	20.27%
U.S. Midwest	51,950,315	18.34%
U.S. West	49,217,026	17.37%
International	24,174,874	8.53%
U.S. Mid-Atlantic	9,900,000	3.49%
U.S. Southwest	7,908,316	2.79%

Total	$283,335,302	100.00%

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2018, the Company made investments in four new portfolio companies of approximately $33.1 million to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2018, the Company made investments of $17.1 million in companies to which it was previously committed to provide financial support through the terms of the revolvers. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

December 31, 2018

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at December 31, 2018.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$(94,380)	$152,000,000	2
Embedded Derivatives:
Notes Payable	(94,380)	—	152,000,000	2

Gross fair value of derivative contracts	(94,380)	(94,380)
Counterparty netting	—	—

Net fair value of derivative contracts	(94,380)	(94,380)
Collateral not offset	—	—

Net amount	$(94,380)	$(94,380)

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 4. Investments – (continued)

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2018 and December 31, 2017, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Total Return Swaps	$(972,380)	$5,934,561	$(324,298)	$5,214,614
Embedded Derivatives - Notes Payable	972,380	(5,934,561)	324,298	(5,214,614)

Total	$—	$—	$—	$—

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

December 31, 2018

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$192,079,797	$192,079,797
Senior Secured Second Lien Debt Investments	—	—	89,912,571	89,912,571
Unsecured Debt Investment	—	—	—	—
Equity, Warrants and Other Investments	501,878	—	841,056	1,342,934

Total Investments	501,878	—	$282,833,424	$283,335,302
Derivatives
Embedded Derivatives - Notes Payable	—	—	94,380	94,380

Total Derivatives			94,380	94,380
Total Assets	$501,878	$—	$282,927,804	$283,429,682

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(94,380)	$(94,380)

Total Derivatives	—	—	(94,380)	(94,380)

Total Liabilities	$—	$—	$(94,380)	$(94,380)

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	97,164,542	7,084,821	—	—	104,249,363
Sales	(68,419,564)	(33,348,333)	—	—	(101,767,898)
Amortization	685,295	887,902	—	—	1,572,366
Net realized gains (losses)	93,750	(276,942)	—	—	(183,192)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,580,542)	(11,635,000)	(731,742)	318,055	(14,623,772)

Balance as of December 31, 2018	$192,079,797	$89,912,571	$—	$841,056	$282,833,424

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2018	$(2,286,087)	$(11,970,853)	$(731,742)	$47,813	$(14,940,869)

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 4. Investments – (continued)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2018	$(229,918)	$229,918	$—
Net change in unrealized (depreciation) appreciation	324,298	(324,298)	—

Balance as of December 31, 2018	$94,380	$(94,380)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2018	$5,924,881	$(5,924,881)	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2017:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$—	$1,209,398	$254,907,171
Purchases (including PIK interest)	55,071,877	27,460,000	—	523,000	83,054,877
Sales	(39,749,453)	(15,092,924)	—	—	(54,842,377)
Amortization	1,520,813	599,125	—	—	2,119,938
Net realized gains (losses)	(69,579)	(7,311,110)	—	—	(7,380,690)
Transfers in	—	—	—	7,518,750	7,518,750
Transfers out	—	(7,518,750)	—	—	(7,518,750)
Net change in unrealized (depreciation) appreciation	(295,722)	3,851,876	823,695	4,292,400	8,672,249

Balance as of December 31, 2017	$143,581,917	$128,582,008	$823,695	$13,543,548	$286,531,168

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2017	$(99,761)	$(8,230,453)	$823,695	$4,292,399	$(3,214,120)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	5,214,614	(5,214,614)	—

Balance as of December 31, 2017	$(615,887)	$615,887	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2017	$5,214,614	$5,214,614	$—

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

During the three and six months ended December 31, 2018 and December 31, 2017, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2018 and June 30, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of December 31, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$109,814,636	Yield Analysis	Market Yields	9.9%	6.2% - 20.4%
Unitranche First Lien Debt Investments	11,612,863	Discounted Cash Flow	Discount Rate	14.4%	11.9% - 16.9%
Senior Secured First Lien Debt Investments	12,843,773	Discounted Cash Flow	Discount Rate	8.4%	7.4% - 20.4%
Senior Secured First Lien Debt Investments	12,214,224	Broker Quoted	Market Comparable	94.3%	93.5% - 95.1%
Senior Secured First Lien Debt Investments	40,885,000	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured First Lien Debt Investments	4,709,302	Repayment Price	Repayment Price	N/A	N/A
Senior Secured Second Lien Debt Investments	67,974,000	Yield Analysis	Market Yield	12.3%	9.7% - 85.8%
Senior Secure Second Lien Debt Investments	19,860,000	Discounted Cash Flow	Discount Rate	11.9%	9.4% - 85.8%
Senior Secure Second Lien Debt Investments	2,078,571	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants, and Other Investments	841,056	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x
Equity, Warrants, and Other Investments	501,878	Market Price	Market Price	0.00x	0.00x - 0.00x
Total Return Swaps	94,380	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	94,380	Intrinsic Value	Intrinsic Value	N/A	N/A

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of December 31, 2018 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 5. Notes Payable – (continued)

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. As of December 31, 2018 and June 30, 2018, there were no borrowings outstanding under the 2013 UBS Revolving Financing. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 5. Notes Payable – (continued)

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of December 31, 2018, there were no borrowings outstanding under the 2017 UBS Revolving Financing. As of June 30, 2018, there were $17.8 million in borrowings outstanding under the 2017 UBS Revolving Financing.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2018 and June 30, 2018, the fair value of the Notes Payable was estimated at $102.0 million and $119.8 million, respectively, which the Company concluded was a Level 3 fair value.

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

December 31, 2018

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

As of December 31, 2018, the outstanding principal balance of the Notes was approximately $34.5 million and had an estimated fair value of $34.1 million based on the closing price as of December 31, 2018 as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2018, SPV and LLC had aggregate assets of $202.6 million, which included $197.2 million of the Company’s portfolio investments at fair value, $1.8 million of accrued interest receivable and $3.6 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2018, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three and six months ended December 31, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $112.9 million and 5.07%, respectively and $108.8 million and 5.12%, respectively. For the three and six months ended December 31, 2017, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $122.3 million and 4.35%, respectively and $118.6 million and 4.28%, respectively.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 23, 2018	September 17, 2018	September 18, 2018	October 5, 2018	$0.2500	1st 2019
November 6, 2018	December 13, 2018	December 14, 2018	January 3, 2019	$0.2500	2nd 2019

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of December 31, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$891,089	$—	7.80	9/30/21
PR Wireless, Inc.	1,292,534	—	0.35	6/27/19
Sears Holding Company Delayed Draw	7,857,143		0.75	7/31/19

Total Unfunded Commitments	$10,040,766	—

The following table details the unfunded commitments as of June 30, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,069	$—	0.50	9/30/21
PR Wireless, Inc.	1,846,478	—	0.35	6/27/19
U.S. Well Services, LLC	215,004	—	—	1/31/22

Total Unfunded Commitments	$2,754,551	—

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

December 31, 2018

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

For the three and six months ended December 31, 2018, $1,405,207 and $2,757,152 in base management fees were earned by the Adviser, of which $1,405,297 was payable at December 31, 2018. For the three and six months ended December 31, 2017, $1,161,353 and $2,315,233 in base management fees were earned by the Adviser, of which $2,315,233 was payable at December 31, 2017.

For the three and six months ended December 31, 2018, the Company incurred $753,721 and $874,042 of incentive fees related to pre-incentive fee net investment income, of which $22,000 was waived. As of December 31, 2018, $1,566,513 of such incentive fees are currently payable to the Adviser and $693,771 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2017, the Company incurred $921,782 and $906,758, respectively, of incentive fees related to pre-incentive fee net investment income. As of December 31, 2017, $1,162,320 of incentive fees were currently payable to the Adviser and $414,939 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual relating to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of December 31, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

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

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $341,633 and $679,696 under the Administration Agreement for the three and six months ended December 31, 2018. The Company incurred costs of $184,561 and $311,790 under the Administration Agreement for the three and six months ended December 31, 2017, respectively.

As of December 31, 2018 and June 30, 2018, the Company recorded no accrued expenses or other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

December 31, 2018

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

As of December 31, 2018, three of the investment professionals employed by the Adviser as part of its investment team were also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and were members of the Adviser’s investment committee designated by Stifel. Although these three investment professionals dedicated substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser. In addition, a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of December 31, 2018, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and six months ended December 31, 2018, the Company recorded directors’ fees of $101,250 and $202,500, of which $93,448 were payable at December 31, 2018. For the three and six months ended December 31, 2017, the Company recorded directors’ fees of $99,000 and $198,667, of which $96,746 were payable at December 31, 2017.

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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 9. Net Change in Net Assets Resulting from Operations Per Share – (continued)

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$(9,382,296)	$4,859,147	$(7,954,255)	$7,994,863
Weighted average shares of common stock outstanding	13,638,869	13,690,480	13,644,483	13,690,182
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.69)	$0.35	$(0.58)	$0.58

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500

*	Special distribution

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 10. Distributions – (continued)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended December 31, 2018 and December 31, 2017:

	Six months ended December 31,
	2018		2017
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,823,243	100%	$6,845,051	100%
Long-term capital gains	—	—	—	—

Total	$6,823,243	100%	$6,845,051	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock. During the three and six months ended December 31, 2018, the Company repurchased 30,999 and 42,214 shares of its common stock on the open market for $257,336 and $358,573. The Company’s NAV per share increased by $0.01 for the three and six months ended December 31, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the six months ended December 31, 2018 and December 31, 2017.

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Number of shares repurchased	30,999	—	42,214	—
Cost of shares repurchased, including commissions	$257,336	—	$358,573	—

Weighted average price per share	$8.25	—	$8.44	—
Net asset value per share at period end	$11.49	—	$11.49	—
Weighted average discount to period end net asset value	28.19%	—	26.52%	—

Note 12. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2018 and December 31, 2017.

	Six months ended December 31,
	2018		2017
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,649,504	$200,203,363	13,689,221	$200,568,530
Reinvestments of stockholder distributions	5,826	49,707	1,259	11,813

Retirement of repurchased shares	(42,214)	(358,531)	—	—
Balance at end of period	13,613,116	$199,894,539	13,690,480	$200,580,343

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for CM Finance Inc:

	For the six months ended December 31,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$12.57	$12.41

Net investment income	0.52	0.49
Net realized and unrealized gains (losses)	(1.11)	0.1

Net increase (decrease) in net assets resulting from operations	(0.59)	0.59

Capital transactions(2)
Share repurchases	0.01	—
Dividends from net investment income	(0.50)	(0.50)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.49)	(0.50)

Offering costs	—	—

Net asset value, end of period	$11.49	$12.50

Market value per share, end of period	$8.60	$8.15

Total return based on market value(3)	(24.58)%	(13.65)%

Shares outstanding at end of period	13,613,116	13,690,480

Ratio/Supplemental Data:
Net assets, at end of period	$156,436,308	$171,109,737
Ratio of total expenses to average net assets	12.72%	9.88%
Ratio of net expenses to average net assets	12.69%	9.88%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	5.86%	3.90%
Ratio of net investment income before fee waiver to average net assets	8.65%	7.81%
Ratio of net investment income after fee waiver to average net assets	8.68%	7.81%
Total Notes Payable	136,500,000	119,830,000
Asset Coverage Ratio(6)	2.15	2.46
Portfolio Turnover Rate	32%	20%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

CM Finance Inc and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2018

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2018 and December 31, 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Loan Amendment/Consent Fee	$277,365	$—	$432,520	$9,879

Other Fee Income	$277,365	$—	$432,520	$9,879

Note 15. Tax Information

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$307,290,045

Gross unrealized appreciation	4,357,482
Gross unrealized depreciation	(28,312,222)

Net unrealized investment depreciation	$(23,954,740)

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$302,647,282

Gross unrealized appreciation	6,015,163
Gross unrealized depreciation	(15,070,432)

Net unrealized investment depreciation	$(9,055,269)

Note 16. Subsequent Events

On February 5, 2019, our board of directors declared a distribution for the quarter ended March 31, 2019 of $0.25 per share payable on April 4, 2019 to stockholders of record as of March 15, 2019.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At December 31, 2018, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of December 31, 2018, the Company held all Level 3 investments, with the exception of one Level 1 investment, determined based on valuations by our board of directors. As of June 30, 2018, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2018, we had one investment on non-accrual status, and as of June 30, 2018, we had no investments on non-accrual status.

Financing Facility

We have, through CM SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2020 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of December 31, 2018 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of December 31, 2018, there were no borrowings outstanding under the 2017 UBS Revolving Financing. As of June 30, 2018, there were $17.8 million in borrowings outstanding under the 2017 UBS Revolving Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released. As of December 31, 2018 and June 30, 2018, there were no borrowing outstanding under the Citi Revolving Financing. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2018, the outstanding principal balance of the Notes was approximately $34.5 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2018 and June 30, 2018, approximately 10.1% and 19.6% of our total assets were non-qualifying assets, respectively.

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

At December 31, 2018, our investment portfolio of $283.3 million (at fair value) consisted of debt and equity investments in 29 portfolio companies, of which 63.7% were first lien investments, 31.7% were second lien investments, 4.1% were unitranche first lien debt investments, 0.5% were in equities, warrants and other positions, and 0.0% were unsecured debt investments. At December 31, 2018, our average and largest portfolio company investment at fair value was $9.8 and $24 million, respectively.

At June 30, 2018, our investment portfolio of $293.6 million (at fair value) consisted of investments in 25 portfolio companies, of which 52.1% were first lien investments, 43.3% were second lien investments, 4.2% were unitranche first lien debt investments, 0.2% were in unsecured debt investments, and 0.2% were in equity and warrants, and other positions. At June 30, 2018, our average and largest portfolio company investment at fair value was $11.7 million and $24.9 million, respectively.

As of December 31, 2018 and June 30, 2018, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.08% and 10.90%, respectively.

We use GICS codes to identify the industry groupings. At December 31, 2018 and June 30, 2018, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at December 31, 2018	Percentage of Total Portfolio at June 30, 2018
Professional Services	15.01%	13.98%
Media	12.77	10.88
Energy Equipment & Services	10.57	10.97
Oil, Gas & Consumable Fuels	8.48	8.24
Diversified Telecommunication Services	7.74	8.49
Construction and Engineering	7.73	—
Hotels, Restaurants & Leisure	4.31	11.36
Commercial Services & Supplies	4.24	10.76
Internet Software & Services	3.86	—
IT Services	3.86	9.54
Distributors	3.49	4.25
Construction Materials	3.48	—
Auto Components	3.20	—
Technology Hardware, Storage and Peripherals	3.11	—
Health Care Equipment & Supplies	2.63	2.55
Containers & Packaging	2.47	—
Chemicals	1.96	2.73
Retail	0.73	—
Wireless Telecommunication Services	0.36	0.16
Health Care Providers & Services	—	3.85
Electronic Equipment	—	2.24

	100.00%	100.00%

During the three months ended December 31, 2018, we added 14 new investments totaling approximately $50.1 million. Four of these investments were in new portfolio companies. Of the new investments, 100.0% consisted of first lien investments.

At December 31, 2018, 94.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 5.2% bore interest at fixed rates. At June 30, 2018, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2018, we had three investments with aggregate unfunded commitments of $10.0 million, and as of June 30, 2018, we had three investments with aggregate unfunded commitments of $2.8 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of December 31, 2018			As of June 30, 2018
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$11,933,992	4.2%	3	$6,458,750	2.2%	1
2	249,958,456	88.2	29	267,055,281	91.0	29
3	21,442,735	7.6	2	8,765,286	3.0	1
4	—	—	—	10,580,954	3.6	2
5	119	—	4	731,742	0.2	2

Total	$283,335,302	100.00%	38	$293,592,013	100.00%	35

Results of Operations

Comparison of the three months ended December 31, 2018 and December 31, 2017

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2018 increased to $9.3 million from $8.4 million for the three months ended December 31, 2017, primarily due to the utilization of cash to purchase additional investments in portfolio companies.

Expenses

Total expenses for the three months ended December 31, 2018 increased to $5.6 million, compared to $4.8 million for the three months ended December 31, 2017, primarily due to an increase in interest expenses related to an increase in the LIBOR rate and interest payments on the Notes.

Net investment income

Net investment income was $3.7 million for the three months ended December 31, 2018 and $3.7 million for the three months ended December 31, 2017, primarily due to an increase in investment income resulting from the utilization of cash to purchase additional investments in portfolio companies offset by an increase in interest expense related to an increase in the LIBOR rate and interest payments on the Notes.

Net realized gain or loss

Net realized gains on investments totaled $0.1 million for the three months ended December 31, 2018, primarily due to a sale of Intermedia Holding, Inc. There were no realized gains or losses for the three months ended December 31, 2017.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized (depreciation) of ($13.2 million) for the three months ended December 31, 2018, primarily due to a decrease in valuations of Trident USA Health Services, LLC and Premiere Global Services, Inc., and by accretion of certain investments.

During the three months ended December 31, 2017, we recorded a net change in unrealized appreciation of $1.2 million, primarily due to an increase in valuations of certain investments offset by accretion on certain investments.

Liquidity and capital resources

Cash flows

For the three months ended December 31, 2018, our unrestricted cash balance increased by $3.3 million. During that period, cash increased by $20.6 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $47.4 million, offset by sales of investments of $83.5 million in portfolio companies and an increase in receivables from investments sold of $1.5 million. During the same period, cash from financing activities decreased by $17.2 million, consisting primarily of $3.4 million of distributions paid to our stockholders, and payments of $19.1 million from borrowings offset by repayment of $7.3 million under the Financing Facilities.

Capital Resources

As of December 31, 2018, we had $6.2 million of cash as well as $6.0 million in restricted cash and $50.0 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended December 31, 2018 and December 31, 2017, $1,405,297 and $1,161,353, respectively in base management fees were earned by the Adviser, of which $1,405,297 and $1,161,353 was payable at December 31, 2018 and December 31, 2017, respectively.

For the three months ended December 31, 2018, we incurred incentive fees of $753,721 related to pre-incentive fee net investment income. As of December 31, 2018, $1,566,513 of previous incentive fees are currently payable to the Adviser, which consisted of $693,771 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended December 31, 2017, we incurred incentive fees of $921,782 related to pre-incentive fee net investment income. As of December 31, 2017, $1,162,320 of previous incentive fees were currently payable to the Adviser, which consisted of $414,939 of pre-incentive fees incurred by us that were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to both realized gains, realized capital losses and unrealized capital depreciation. As of December 31, 2018, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of December 31, 2017, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018, our off-balance sheet arrangements consisted of $10.0 million in unfunded commitments to three of our portfolio companies. As of June 30, 2018, our off-balance arrangements consisted of $2.8 million in unfunded commitments to four of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the six months ended December 31, 2018 through February 5, 2019, we invested $23.4 million in new and existing portfolio companies and received repayment or sales proceeds of $29.0 million.

On February 5, 2019, our board of directors declared a distribution for the quarter ended March 31, 2019 of $0.25 per share payable on April 4, 2019 to stockholders of record as of March 15, 2019.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2018, 94.4% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at December 31, 2018, a 1.00% increase in interest rates would decrease our net interest income by approximately 8.1% and a 2.00% increase in interest rates would increase our net interest income by approximately 16.2%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three and six months ended December 31, 2018, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Dated: February 6, 2019

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer