Form 10-Q/A
period 2018-12-31
CM Finance Inc
filed 2019-03-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends CM Finance Inc’s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2019 (the “Original Filing”), solely to include the Company’s consolidated schedule of investments as of June 30, 2018 that was inadvertently omitted from the Original Filing due to an error in the edgarization process.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part I., Item 1., “Financial Statements,” in its entirety, Part II., Item 6., “Exhibits,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

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

PART II—OTHER INFORMATION

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

Date: March 8, 2019

CM FINANCE INC

/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer