Form 10-Q
period 2019-03-31
CM Finance Inc
filed 2019-05-07
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CMFN	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 6, 2019 was 13,619,690.

CM Finance Inc and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2019 (Unaudited)	June 30, 2018
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $305,248,861 and $302,647,282, respectively)	$299,086,467	$293,592,013
Derivatives, at fair value (cost of $0 and $0, respectively)	98,467	229,918
Cash	6,757,007	5,620,441
Cash, restricted	3,917,010	2,706,273
Receivable for investments sold	5,780,774	7,751,875
Interest receivable	3,494,878	4,011,450
Deferred offering costs	121,922	121,922
Other receivables	-	245,550
Prepaid expenses and other assets	328,359	255,139

Total Assets	$319,584,884	$314,534,581

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	4,000,000	17,823,000
2023 Notes payable	34,500,000	-
Deferred debt issuance costs	(2,247,389)	(1,953,771)

Notes payable, net	138,252,611	117,869,229
Payable for investments purchased	21,716,437	12,569,450
Dividend payable	3,403,427	3,417,848
Deferred financing costs payable	1,037,000	2,071,167
Income-based incentive fees payable	1,054,776	2,294,678
Base management fees payable	1,369,713	1,319,853
Accrued provision for taxes	-	2,579,337
Derivatives, at fair value (cost $0 and $0, respectively)	98,467	229,918
Interest payable	836,765	303,153
Directors’ fees payable	92,789	99,296
Accrued expenses and other liabilities	36,635	257,986

Total Liabilities	167,898,620	143,011,915

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,613,707 and 13,649,504 shares issued and outstanding, respectively)	13,614	13,649
Additional paid-in capital	198,403,095	198,700,999
Distributable earnings (losses)	(46,730,445)	(27,191,982)

Total Net Assets	151,686,264	171,522,666

Total Liabilities and Net Assets	$319,584,884	$314,534,581

Net Asset Value Per Share	$11.14	$12.57

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Investment Income:
Interest income	$8,564,501	$6,897,476	$24,700,592	$20,861,681
Payment in-kind interest income	-	1,322,134	953,928	2,336,651
Dividend income	15,607	255,648	46,882	255,648
Payment in-kind dividend income	-	143,750	-	333,333
Other fee income	142,483	52,369	575,003	62,248

Total investment income	8,722,591	8,671,377	26,276,405	23,849,561

Expenses:
Interest expense	2,164,625	1,568,357	6,586,019	4,607,447
Base management fees	1,369,713	1,236,620	4,126,865	3,551,853
Income-based incentive fees	723,484	933,356	1,597,526	1,840,114
Provision for tax expense	131,304	-	144,250	-
Professional fees	251,158	303,373	717,486	748,437
Allocation of administrative costs from advisor	346,777	292,561	1,026,473	604,352
Amortization of deferred debt issuance costs	195,377	195,377	586,131	500,093
Insurance expense	83,987	100,829	252,867	271,280
Directors’ fees	101,250	99,000	303,750	297,667
Custodian and administrator fees	243,823	42,750	258,823	248,188
Offering expense	51,750	-	155,250	186,513
Other expenses	18,399	165,730	373,613	556,889

Total expenses	5,681,647	4,937,953	16,129,053	13,412,833
Waiver of income-based incentive fees	(362,478)	-	(384,478)	-

Net expenses	5,319,169	4,937,953	15,744,575	13,412,833

Net investment income	3,403,422	3,733,424	10,531,830	10,436,728

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	(22,553,307)	(238,076)	(22,736,499)	(7,618,766)
Net change in unrealized appreciation (depreciation) in value of investments	17,792,347	595,687	2,892,876	9,267,936

Total realized and unrealized gain (loss) on investments	(4,760,960)	357,611	(19,843,623)	1,649,170

Net increase (decrease) in net assets resulting from operations	$(1,357,538)	$4,091,035	$(9,311,793)	$12,085,898

Basic and diluted:
Net investment income per share	$0.25	$0.27	$0.77	$0.77
Earnings per share	$(0.10)	$0.30	$(0.68)	$0.89
Weighted average shares of common stock outstanding	13,613,694	13,691,420	13,634,370	13,590,589

Distributions paid per common share	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the nine months ended March 31,
	2019	2018
Net assets at beginning of year	$171,522,666	$169,948,112

Increase (decrease) in net assets resulting from operations:
Net investment income	10,531,830	10,436,728
Net realized gain/(loss) on investments	(22,736,499)	(7,618,766)
Net change in unrealized appreciation (depreciation) on investments	2,892,876	9,267,936

Net increase (decrease) in net assets resulting from operations	(9,311,793)	12,085,898

Stockholder distributions:
Distributions from net investment income	(10,226,670)	(10,267,915)

Net decrease in net assets resulting from stockholder distributions	(10,226,670)	(10,267,915)

Capital transactions:
Reinvestments of stockholder distributions	60,634	19,566
Repurchase of common stock	(358,573)	-

Net increase (decrease) in net assets resulting from capital transactions	(297,939)	19,566

Net increase (decrease) in net assets	(19,836,402)	1,837,549

Net assets at end of period	$151,686,264	$171,785,661

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2019		2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations		$(9,311,793)	$12,085,898

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments		(169,688,427)	(133,452,158)
Payment in-kind interest		(953,928)	(2,336,651)
Payment in-kind dividends		-	(333,333)
Sales and repayments of investments		148,306,101	98,857,993
Net realized (gain) loss on investments		22,736,499	7,618,766
Net change in unrealized (appreciation) depreciation on investments		(2,892,876)	(9,267,936)
Amortization of discount/premium on investments		(3,001,812)	(3,380,746)
Amortization of deferred debt issuance costs		586,131	500,093
Net (increase) decrease in operating assets:
Interest receivable		516,572	(1,246,039)
Dividends receivable		-	(2,870)
Receivable for investments sold		1,971,101	(11,526,418)
Other receivables		245,550	(43,623)
Prepaid expenses and other assets		(73,220)	(81,125)
Net increase (decrease) in operating liabilities:
Payable for investments purchased		9,146,987	5,112,002
Interest payable		533,612	99,272
Accrued provision for income taxes		(2,579,337)	-
Directors fees payable		(6,507)	(6,510)
Accrued expenses and other liabilities		(221,362)	(320,646)
Base management fees payable		49,860	104,229
Income-based incentive fees payable		(1,239,902)	1,074,222

Net cash provided by (used in) operating activities		(5,876,751)	(36,545,580)

Cash Flows from Financing Activities:
Payment for deferred financing costs		(1,913,916)	(620,500)
Deferred offering costs		-	121,637
Distributions to stockholders		(10,180,457)	(10,247,791)
Repurchase of common stock		(358,573)	-
Proceeds from 2023 Notes		34,500,000	-
Proceeds from borrowing on revolving credit facility		27,618,770	50,640,000
Repayments of borrowing on revolving credit facility		(41,441,770)	(27,260,000)

Net cash provided by (used in) financing activities		8,224,054	12,633,346

Net change in cash		2,347,303	(23,912,234)

Cash:
Cash and restricted cash at beginning of period		8,326,714	33,262,874

Cash and restricted cash at end of period		$10,674,017	$9,350,640

Supplemental and non-cash financing cash flow information:
Cash paid for interest		$6,052,407	$4,508,175
Cash paid for taxes		$2,723,561	$-
Issuance of shares pursuant to Dividend Reinvestment Plan		$60,634	$19,566
Non-cash purchase of investments	$		$-
Non-cash sale of investments	$		$-

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments

1888 Industrial Services, LLC – Term A(4)(14)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	9/30/2016	9/30/2021	4,950,495	$4,950,495	$4,950,495	3.27%

1888 Industrial Services, LLC - Term B(3)(4)(14)	Energy Equipment & Services	3M L+8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	12,304,681	6,530,574	9,228,511	6.09%

1888 Industrial Services, LLC – Revolver(4)(5)(14)	Energy Equipment & Services	3M L+5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,683,168	1,683,168	1,683,168	1.11%

4L Technologies Inc(6)	Technology Hardware, Storage & Peripheral	3M L+4.50% (1.00% Floor)	8/21/2018	5/8/2020	10,929,179	10,808,082	10,929,179	7.21%

ACProducts, Inc.(6)	Household Durables	3M L+5.50% (1.00% Floor)	2/26/2019	2/15/2024	10,000,000	9,505,239	9,500,000	6.26%

Bioplan USA, Inc.	Containers & Packaging	3M L+4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,659,399	13,072,222	12,976,429	8.55%

CareerBuilder, LLC(6)(7)	Professional Services	3M L+6.75% (1.00% Floor)	7/27/2017	7/27/2023	13,079,231	12,833,218	13,079,231	8.62%

Carlton Group(6)	Business Services	3M L+7.00% (1.00% Floor)	3/27/2019	9/30/2022	5,904,947	5,904,947	5,904,947	3.89%

Cook & Boardman Group LLC(6)	Distributors	3M L+5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,975,000	9,879,651	9,875,250	6.51%

Deluxe Toronto Ltd.(6)(9)	Media	3M L+5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,962,312	4,924,083	4,962,312	3.27%

Empire Office Inc(6)	Commercial Services & Supplies	3M L+7.00% (1.00% Floor)	3/28/2019	4/5/2024	15,000,000	14,700,000	14,700,000	9.69%

Exela Intermedia LLC(6)	IT Services	3M L+6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,394,904	5,445,696	5,394,904	3.56%

Exela Intermedia LLC	IT Services	Fixed 10.00%	6/19/2018	7/15/2023	5,500,000	5,652,207	5,500,000	3.63%

FPC Holdings, Inc.	Distributors	3M L+4.50% (1.00% Floor)	1/28/2019	1/28/2026	7,500,000	7,351,830	7,350,000	4.85%

Fusion Connect Inc.(#)	Internet Software & Services	3M L+7.50% (1.00% Floor)	7/11/2018	5/4/2023	11,517,092	11,142,268	9,213,674	6.07%

GEE Group, Inc.(6)(8)	Professional Services	2M L+18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,452,703	11,452,703	11,452,703	7.55%

Infrastructure & Energy Alternatives, Inc.(6)	Construction & Engineering	3M L+6.25%	11/14/2018	11/4/2024	12,187,500	11,779,402	11,517,188	7.59%

Immucor, Inc.(6)	Health Care Equipment & Supplies	3M L+5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,368,750	7,324,543	7,368,750	4.86%

KIK Custom Products Inc(6)	Chemicals	3M L+4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,725,000	4,725,000	3.11%

Liberty Oilfield Services LLC(6)(9)	Energy Equipment & Services	1M L+7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,383,750	6,291,092	6,383,750	4.21%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued

Montreign Operating Company, LLC(6)	Hotels, Restaurants & Leisure	1M L+8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,098,077	13,174,868	12,181,212	8.03%

Nexeo Plastics	Distributors	Fixed 10.125%	3/25/2019	4/1/2026	500,000	492,100	492,100	0.32%

PR Wireless LLC(5)	Wireless Telecommunication Services	3M L+5.25% (1.00% Floor)	11/15/2017	6/27/2020	2,115,285	2,115,285	2,115,285	1.39%

Premiere Global Services, Inc.(6)(9)	Diversified Telecommunication Services	3M L+6.50% (1.00% Floor)	5/6/2016	12/8/2021	10,293,081	9,712,564	8,028,603	5.29%

ProFrac Services, LLC(6)	Energy Equipment & Services	3M L+5.75% (1.00% Floor)	9/7/2018	9/7/2023	9,193,459	9,116,615	9,101,525	6.00%

Qualtek USA LLC(6)	Construction & Engineering	3M L+5.75% (1.00% Floor)	7/15/2018	7/18/2025	9,875,000	9,708,949	9,726,875	6.41%

RPX Corporation(6)	Professional Services	3M L+6.00%	6/8/2018	6/8/2024	9,437,500	9,349,903	9,343,125	6.16%

Sears Holding Company	Retail	3M L+7.25% (1.00% Floor)	2/11/2019	2/11/2024	2,000,000	1,980,275	1,980,000	1.31%

Specialty Building Products Holdings LLC	Construction Materials	3M L+5.75%	9/25/2018	9/21/2025	10,000,000	9,858,124	9,850,000	6.50%

Techniplas LLC	Auto Components	Fixed 10.00%	11/13/2018	5/1/2020	9,500,000	9,111,051	9,072,500	5.98%

Total Senior Secured First Lien Debt Investments					250,765,513	240,576,154	238,586,716	157.29%

Senior Secured Second Lien Debt Investments

AP NMT Acquisition BV(6)(9)(10)	Media	3M L+9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,413,001	14,943,750	9.86%

Carlton Group(6)	Business Services	3M L+11.50% (1.00% Floor)	3/27/2019	9/30/2023	2,000,000	2,000,000	2,000,000	1.32%

Lionbridge Technologies, Inc.(3)(6)	Commercial Services & Supplies	3M L+9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,806,222	12,000,000	7.91%

Premiere Global Services, Inc.(6)	Diversified Telecommunication Services	3M L+9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,683,281	10,650,000	7.02%

TouchTunes Interactive Networks, Inc.(6)	Media	1M L+8.25% (1.00% Floor)	5/4/2017	5/27/2022	12,000,000	11,987,390	12,000,000	7.91%

ZeroChaos Parent, LLC(6)	Professional Services	2M L+8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,885,804	7,860,000	5.18%

Total Senior Secured Second Lien Debt Investments					64,000,000	62,775,698	59,453,750	39.20%

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets

Equity, Warrants and Other Investments

1888 Industrial Services, LLC (Equity Interest)(4)(11)(14)	Energy Equipment & Services				11,880	—	1	0.00%

PR Wireless, Inc., $0.01 strike (Warrants)(11)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Zinc Acquisition Holdings, LP (Common Stock)(12)	Chemicals				523	523,000	1,046,000	0.68%

Total Equity, Warrants and Other Investments					12,604	1,897,009	1,046,001	0.68%

Total Non-Controlled/Non-Affiliates					$314,778,117	$305,248,861	$299,086,467	197.17%

Liabilities in excess other assets							(147,400,203)	-97.17%

Net Assets							$151,686,264	100.00%

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes payable (11)(34)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$(148,533)	-0.10%
Embedded derivative – Notes payable (11)(13)	Diversified Financial Services		12/5/2019	50,000,000	—	50,066	0.03%

Total Assets				152,000,000	—	(98,467)	-0.06%

Liabilities
Total Return Swap(11)(13)	Diversified Financial Services	1M L+2.75%	12/5/2020	102,000,000	—	148,533	0.10%
Embedded derivative – Notes payable (11)(34)	Diversified Financial Services		12/5/2019	50,000,000	—	(50,066)	-0.03%

Total Liabilities				152,000,000	—	98,467	0.06%

Total Derivatives				$304,000,000	$—	$—	0.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers unless otherwise noted. All investments are valued in good faith by the board of directors.
(3)	Principal amount includes capitalized PIK interest unless otherwise noted.
(4)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.
(5)	Refer to Note 6 for more detail on the unfunded commitments.
(6)

A portion or all is held by the Company indirectly through CM Finance SPV Ltd. and pledged as collateral for the Total Return Swaps and pledged as collateral for the revolving credit facility held through UBS AG, London Branch.

(7)	Security, or a portion thereof, unsettled as of March 31, 2019.
(8)	First Lien Unitranche Last Out Investment, which accounts for 3.83% of our investment portfolio at fair value.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 8.76% of total assets.

See notes to unaudited consolidated financial statements.

CM Finance Inc and Subsidiaries

Consolidated Schedule of Investments (continued)

(Unaudited)

March 31, 2019

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(11)	Securities are non-income producing.
(12)	Investments in Zinc Acquisition Holdings, LP are held through the Company’s wholly owned subsidiary, Zinc Borrower Blocker, LLC.
(13)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.
(14)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.
(#)	Classified as non-accrual asset.

1M L – 1 month LIBOR (2.49 % as of March 31, 2019)

2M L – 2 month LIBOR (2.56 % as of March 31, 2019)

3M L – 3 month LIBOR (2.60 % as of March 31, 2019)

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

CM Finance Inc and subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2018

	Industry	Interest Rate	Maturity Date	Notional Amount	Amortized Cost	Fair Value	% of Net Assets
Derivatives
Assets
Embedded derivative – Notes payable(11)(14)	Diversified Financial Services		12/5/2020	$102,000,000	$—	$157,223	0.09%
Embedded derivative – Notes payable(11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	72,695	0.04%

Total Assets				152,000,000	—	229,918	0.13%

Liabilities
Total Return Swap(11)(14)	Diversified Financial Services	1M L+2.75%	12/5/2020	102,000,000	—	(157,223)	(0.09%)
Embedded derivative – Notes payable(11)(14)	Diversified Financial Services		12/5/2019	50,000,000	—	(72,695)	(0.04%)

Total Liabilities				152,000,000	—	(229,918)	(0.13%)

Total Derivatives				$304,000,000	$—	$—	0.00%

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

March 31, 2019

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC; at June 30, 2018, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

March 31, 2019

as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2019, $1,002,568 and $2,018,491 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively. During the three and nine months ended March 31, 2018, $1,393,376 and $2,633,499 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $0 and $953,928 during the three and nine months ended March 31, 2019, respectively. The Company earned PIK interest of $1,322,134 and $2,336,651 during the three and nine months ended March 31, 2018, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and nine months ended March 31, 2019. The Company earned PIK dividends of $143,750 and $333,333 during the three and nine months ended March 31, 2018, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

March 31, 2019

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2019 and June 30, 2018.

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

March 31, 2019

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

March 31, 2019

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid paying any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three and nine months ended March 31, 2019 and for the three and nine months ended March 31, 2018 for U.S. federal and state income taxes related to the Taxable Subsidiaries. On March 5, 2019, the Company paid $131,304 in federal excise taxes attributable to the year ended June 30, 2018.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2019, the Company recorded distributions of $3.4 million and $10.2 million, respectively. During the three and nine months ended March 31, 2018, the Company recorded distributions of $3.4 million and $10.3 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

March 31, 2019

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

March 31, 2019

The cost basis used to compute gains and losses for the purpose of determining incentive fees is the fair value of the Company’s investments on February 5, 2014, at the time the Company priced the Offering.

As of March 31, 2019 and June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s board of directors. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act, and the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three months ended March 31, 2019, the Company did not repurchase shares of its common stock on the open market. During the nine months ended March 31, 2019, the Company repurchased 42,214 shares of its common stock on the open market for $358,531 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company has adopted the amendments pertinent to Regulation S-X. The amendments impacted certain disclosure presentation on the Consolidated Statements of Assets and Liabilities, Statements of Changes in Net Assets and notes to the consolidated financial statements.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Certain items in the March 31, 2018 consolidated financial statements have been reclassified to conform to the March 31, 2019 presentation with no effect on net income.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contracts are executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At March 31, 2019 and June 30, 2018, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements, but would do so if the exposure were material.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2019 and March 31, 2018, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Investment purchases, at cost (including PIK interest)	$65,620,872	$53,067,265	$170,642,355	$136,122,142
Investment sales and repayments	46,538,203	44,015,616	147,675,802	98,857,993

The composition of the Company’s investments as of March 31, 2019, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$229,123,451	75.06%	$227,134,013	75.94%
Unitranche First Lien Debt Investment	11,452,703	3.75	11,452,703	3.83
Senior Secured Second Lien Debt Investment	62,775,698	20.57	59,453,750	19.88
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	1,897,009	0.62	1,046,001	0.35
Embedded Derivative — Notes Payable	—	—	(98,467)	(0.03)
Total Return Swap	—	—	98,467	0.03

Total	$305,248,861	100.00%	$299,086,467	100.00%

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,735,059	13.96%
Media	31,906,062	10.67%
Energy Equipment & Services	31,347,450	10.48%
Commercial Services & Supplies	26,700,000	8.93%
Construction & Engineering	21,244,063	7.10%
Diversified Telecommunication Services	18,678,603	6.25%
Distributors	17,717,350	5.92%
Containers & Packaging	12,976,429	4.34%
Hotels, Restaurants & Leisure	12,181,212	4.07%
Technology Hardware, Storage & Peripherals	10,929,179	3.66%
IT Services	10,894,904	3.64%
Construction Materials	9,850,000	3.29%
Household Durables	9,500,000	3.18%
Internet Software & Services	9,213,674	3.08%
Auto Components	9,072,500	3.03%
Business Services	7,904,947	2.64%
Health Care Equipment & Supplies	7,368,750	2.46%
Chemicals	5,771,000	1.93%
Wireless Telecommunication Services	2,115,285	0.71%
Retail	1,980,000	0.66%

Total	$299,086,467	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,040,567	13.98%
Hotels, Restaurants & Leisure	33,336,195	11.36
Energy Equipment & Services	32,196,779	10.97
Media	31,950,000	10.88
Commercial Services & Supplies	31,600,000	10.76
IT Services	28,009,599	9.54
Diversified Telecommunication Services	24,933,557	8.49
Oil, Gas & Consumable Fuels	24,180,000	8.24
Distributors	12,468,750	4.25
Healthcare Providers & Services	11,312,696	3.85
Chemicals	8,023,000	2.73
Healthcare Equipment & Supplies	7,499,250	2.55
Electronic Equipment	6,580,000	2.24
Wireless Telecommunication Services	461,620	0.16

Total	$293,592,013	100.00%

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$109,458,041	36.60%
U.S. Midwest	52,961,847	17.71%
U.S. Southeast	50,511,341	16.89%
U.S. Southwest	26,443,625	8.84%
U.S. West	25,205,301	8.43%
International	19,906,062	6.65%
U.S. Mid-Atlantic	14,600,250	4.88%

Total	$299,086,467	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2018:

	Fair Value	Percentage of Total Portfolio
U.S. West	$74,078,950	25.23%
U.S. Northeast	57,586,322	19.62
U.S. Southeast	53,203,880	18.12
U.S. Southwest	43,208,281	14.72
U.S. Midwest	29,251,885	9.96
International	24,950,000	8.50
U.S. Mid-Atlantic	11,312,695	3.85

Total	$293,592,013	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2019, the Company made investments in nine new portfolio companies of approximately $74.0 million to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2019, the Company made investments of $29.2 million in companies to which it was previously committed to provide financial support through the terms of the revolvers. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

March 31, 2019

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

The following table reflects the fair value and notional amount or number of contracts of the Company’s derivative contracts, none of which were designated as hedging instruments under U.S. GAAP, which are presented on a gross basis, at March 31, 2019.

	Assets	Liabilities	Notional	Contracts
Credit Risk:
Total Return Swaps	$—	$(98,467)	$152,000,000	2
Embedded Derivatives:
Notes Payable	(98,467)	—	152,000,000	2

Gross fair value of derivative contracts	(98,467)	(98,467)
Counterparty netting	—	—

Net fair value of derivative contracts	(98,467)	(98,467)
Collateral not offset	—	—

Net amount	$(98,467)	$(98,467)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and March 31, 2018, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Total Return Swaps	$(4,087)	$(79,170)	$(328,385)	$5,135,444
Embedded Derivatives - Notes Payable	4,087	79,170	328,385	(5,135,444)

Total	$—	$—	$—	$—

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

March 31, 2019

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets

Investments
Senior Secured First Lien Debt Investments	$—	$—	$238,586,716	$238,586,716
Senior Secured Second Lien Debt Investments	—	—	59,453,750	59,453,750
Unsecured Debt Investment	—	—	—	—
Equity, Warrants and Other Investments	—	—	1,046,001	1,046,001

Total Investments	—	—	$299,086,467	$299,086,467
Derivatives
Embedded Derivatives - Notes Payable	—	—	98,467	98,467

Total Derivatives			98,467	98,467
Total Assets	$—	$—	$299,184,934	$299,184,934

Liabilities
Derivatives
Total Return Swaps	$—	$—	$(98,467)	$(98,467)

Total Derivatives	—	—	(98,467)	(98,467)

Total Liabilities	$—	$—	$(98,467)	$(98,467)

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	153,163,986	16,706,250	—	—	169,870,236
Sales	(75,079,552)	(72,596,250)	—	—	(147,675,802)
Amortization	1,008,043	1,993,768	—	—	3,001,811
Net realized gains (losses)	93,750	(22,688,414)	—	—	(22,594,664)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(5,735,827)	8,837,442	(731,742)	523,000	2,892,873

Balance as of March 31, 2019	$238,586,716	$59,453,750	$—	$1,046,001	$299,086,467

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2019	$(5,320,245)	$(4,097,477)	$—	$523,000	$(8,894,722)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2018	$(229,918)	$229,918	$—
Net change in unrealized (depreciation) appreciation	328,385	(328,385)	—

Balance as of March 31, 2019	$98,467	$(98,467)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2019	$5,928,968	$(5,928,968)	$—

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2017	$127,103,981	$126,593,792	$—	$1,209,398	$254,907,171
Purchases (including PIK interest)	107,140,029	28,125,780	—	856,333	136,122,142
Sales	(79,766,309)	(19,091,684)	—	—	(98,857,993)
Amortization	2,542,737	838,009	—	—	3,380,746
Net realized gains (losses)	(124,433)	(7,494,333)	—	—	(7,618,766)
Transfers in	—	—	—	7,518,750	7,518,750
Transfers out	—	(7,518,750)	—	—	(7,518,750)
Net change in unrealized (depreciation) appreciation	(849,722)	4,618,650	739,991	4,759,067	9,267,936

Balance as of March 31, 2018	$156,046,233	$126,071,464	$739,991	$14,343,548	$297,201,236

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2018	$(653,811)	$(7,463,679)	$739,991	$4,759,066	$(2,618,433)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2017	$(5,830,501)	$5,830,501	$—
Net change in unrealized (depreciation) appreciation	5,135,444	(5,135,444)	—

Balance as of March 31, 2018	$(695,057)	$695,057	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2018	$5,135,365	$(5,135,365)	$—

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

During the three and nine months ended March 31, 2019, the Company did not transfer any investments among levels 1, 2 and 3. During the three and nine months ended March 31, 2018, the Company transferred $7,518,750 out of Level 3 due to unobservable inputs.The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2019 and June 30, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of March 31, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$147,437,505	Yield Analysis	Market Yields	10.7%	5.8% - 25.2%
Unitranche First Lien Debt Investments	11,452,703	Discounted Cash Flow	Discount Rate	20.0%	19.5% - 20.6%
Senior Secured First Lien Debt Investments	22,863,249	Discounted Cash Flow	Discount Rate	9.4%	5.8% - 17.5%
Senior Secured First Lien Debt Investments	12,181,212	Broker Quoted	Market Comparable	88.7%	86.7% - 90.7%
Senior Secured First Lien Debt Investments	44,652,047	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	49,593,750	Yield Analysis	Market Yield	14.9%	10.2% - 27.3%
Senior Secure Second Lien Debt Investments	7,860,000	Discounted Cash Flow	Discount Rate	14.9%	11.3% - 18.5%
Senior Secure Second Lien Debt Investments	2,000,000	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants, and Other Investments	1,046,001	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x
Total Return Swaps	98,467	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	(98,467)	Intrinsic Value	Intrinsic Value	N/A	N/A

	Fair Value as of June 30, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$40,599,649	Yield Analysis	Market Yields	10.3%	6.7% - 16.4%
Unitranche First Lien Debt Investments	12,286,453	Discounted Cash Flow	Discount Rate	17.2%	15.7% - 18.7%
Senior Secured First Lien Debt Investments	65,321,315	Discounted Cash Flow	Discount Rate	8.2%	5.7% - 11.7%
Senior Secured First Lien Debt Investments	12,935,744	Broker Quoted	Market Comparable	98.0%	97.0% - 99.0%
Senior Secured First Lien Debt Investments	37,859,599	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	53,340,953	Yield Analysis	Market Yields	18.8%	10.7% - 43.5%
Senior Secured Second Lien Debt Investments	69,993,557	Discounted Cash Flow	Discount Rate	11.6%	7.6% - 16.2%
Equity, Warrants, and Other Investments	1,254,743	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x
Total Return Swaps	(229,918)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded Derivatives - Notes Payable	229,918	Intrinsic Value	Intrinsic Value	N/A	N/A

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017, the Company, through SPV, entered into a $102.0 million financing transaction (the “Term Financing”) due December 5, 2020 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurs an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of March 31, 2019 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. As of March 31, 2019 and June 30, 2018, there were no borrowings outstanding under the 2013 UBS Revolving Financing. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion.

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

March 31, 2019

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

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of March 31, 2019, there were $4.0 million in borrowings outstanding under the 2017 UBS Revolving Financing. As of June 30, 2018, there were $17.8 million in borrowings outstanding under the 2017 UBS Revolving Financing.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2019 and June 30, 2018, the fair value of the Notes Payable was estimated at $106.0 million and $119.8 million, respectively, which the Company concluded was a Level 3 fair value.

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

March 31, 2019

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

As of March 31, 2019, the outstanding principal balance of the Notes was approximately $34.5 million and had an estimated fair value of $34.7 million based on the closing price as of March 31, 2019 as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2019, SPV and LLC had aggregate assets of $207.4 million, which included $203.5 million of the Company’s portfolio investments at fair value, $1.0 million of accrued interest receivable and $3.9 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2018, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three and nine months ended March 31, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $102.9 million and 5.05%, respectively and $106.9 million and 4.99%, respectively. For the three and nine months ended March 31, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $121.3 million and 4.35%, respectively and $119.5 million and 4.47%, respectively.

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 23, 2018	September 17, 2018	September 18, 2018	October 5, 2018	$0.2500	1st 2019
November 6, 2018	December 13, 2018	December 14, 2018	January 3, 2019	$0.2500	2nd 2019
February 5, 2019	March 14, 2019	March 15, 2019	April 4, 2019	$0.2500	3rd 2019

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of March 31, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,070	$—	0.50	9/30/21
PR Wireless, Inc.	184,647	—	0.35	6/27/19

Total Unfunded Commitments	$877,717	—

The following table details the unfunded commitments as of June 30, 2018:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$693,069	$—	0.50	9/30/21
PR Wireless, Inc.	1,846,478	—	0.35	6/27/19
U.S. Well Services, LLC	215,004	—	—	1/31/22

Total Unfunded Commitments	$2,754,551	—

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

March 31, 2019

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

For the three and nine months ended March 31, 2019, $1,369,713 and $4,126,865 in base management fees were earned by the Adviser, of which $1,369,713 was payable at March 31, 2019. For the three and nine months ended March 31, 2018, $1,236,620 and $3,551,853 in base management fees were earned by the Adviser, of which $1,236,620 was payable at March 31, 2018.

For the three and nine months ended March 31, 2019, the Company incurred $723,484 and $1,597,526, respectively, of incentive fees related to pre-incentive fee net investment income, of which $362,478 and $384,478, respectively, was waived. As of March 31, 2019, $1,054,776 of such incentive fees are currently payable to the Adviser and $541,560 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2018, the Company incurred $933,356 and $1,840,114, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2018, $1,348,295 of incentive fees were currently payable to the Adviser and $729,305 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual relating to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of March 31, 2019, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2018, there was no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

March 31, 2019

settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $346,777 and $1,026,473 under the Administration Agreement for the three and nine months ended March 31, 2019. The Company incurred costs of $292,561 and $604,352 under the Administration Agreement for the three and nine months ended March 31, 2018, respectively.

As of March 31, 2019 and June 30, 2018, the Company recorded no accrued expenses or other liabilities on its Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

As of March 31, 2019, three of the investment professionals employed by the Adviser as part of its investment team were also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and were members of the Adviser’s investment committee designated by Stifel. Although these three investment

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

professionals dedicated substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser.

In addition, a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of March 31, 2019, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies.

Note 8. Directors’ Fees

Each of the Company’s four independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and nine months ended March 31, 2019, the Company recorded directors’ fees of $101,250 and $303,750, of which $92,789 were payable at March 31, 2019. For the three and nine months ended March 31, 2018, the Company recorded directors’ fees of $99,000 and $297,667, of which $93,490 were payable at March 31, 2018.

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

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Net increase (decrease) in net assets resulting from operations	$(1,357,538)	$4,091,035	$(9,311,793)	$12,085,898
Weighted average shares of common stock outstanding	13,613,694	13,691,420	13,634,370	13,690,589
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.10)	$0.30	$(0.68)	$0.88

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500

*	Special distribution

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended March 31, 2019 and March 31, 2018:

	Nine months ended March 31,
	2019		2018
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$10,226,670	100%	$10,267,915	100%
Long-term capital gains	—	—	—	—

Total	$10,226,670	100%	$10,267,915	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. During the three months ended March 31, 2019, the Company did not repurchase shares of its common stock on the open market. During the nine months ended March 31, 2019, the Company repurchased 42,214 shares of its common stock on the open market for $358,531 (including commissions). Because the Company did not repurchase shares of its common stock during the three months ended March 31, 2019, the Company’s NAV was not impacted. The Company’s NAV per share increased by $0.01 for the nine months ended March 31, 2019, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the three and nine months ended March 31, 2019 and March 31, 2018.

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Number of shares repurchased	—	—	42,214	—
Cost of shares repurchased, including commissions	$—	—	$358,531	—

Weighted average price per share	$—	—	$8.44	—
Net asset value per share at period end	$—	—	$11.14	—
Weighted average discount to period end net asset value	—%	—	24.18%	—

Note 12. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2019 and March 31, 2018.

	Nine months ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,649,504	$200,203,363	13,689,221	$200,568,530
Reinvestments of stockholder distributions	6,417	60,627	2,231	19,566
Retirement of repurchased shares	(42,214)	(358,531)	—	—

Balance at end of period	13,613,707	$199,905,459	13,691,452	$200,588,096

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

The following represents the per share data and the ratios to average net assets for the Company:

	For the nine months ended March 31,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$12.57	$12.41

Net investment income	0.77	0.76
Net realized and unrealized gains (losses)	(1.46)	0.13

Net increase (decrease) in net assets resulting from operations	(0.69)	0.89

Capital transactions(2)
Share repurchases	0.01	—
Dividends from net investment income	(0.75)	(0.75)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.74)	(0.75)

Offering costs	—	—

Net asset value, end of period	$11.14	$12.55

Market value per share, end of period	$7.38	$8.20

Total return based on market value(3)(4)	(7.76)%	(10.42)%

Shares outstanding at end of period	13,613,707	13,691,452

Ratio/Supplemental Data:
Net assets, at end of period	$151,686,264	$171,785,661
Ratio of total expenses to average net assets(5)	13.50%	10.46%
Ratio of net expenses to average net assets(5)	13.18%	10.46%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	6.00%	3.98%
Ratio of net investment income before fee waiver to average net assets	8.49%	8.14%
Ratio of net investment income after fee waiver to average net assets	8.81%	8.14%
Total Notes Payable	140,500,000	125,380,000
Asset Coverage Ratio(6)	2.08	2.37
Portfolio Turnover Rate(4)	46%	36%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)

Total returns are historical and are calculated by determining the percentage change in the market value with all dividends distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

prices obtained under the company’s dividend reinvestment plan. Total investment return does not reflect sales load.
(4)	Not annualized.
(5)	Annualized.
(6)

Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Loan Amendment/Consent Fee	$142,483	$52,369	$575,003	$62,248

Other Fee Income	$142,483	$52,369	$575,003	$62,248

Note 15. Tax Information

As of March 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$305,248,861

Gross unrealized appreciation	4,526,660
Gross unrealized depreciation	(10,689,054)

Net unrealized investment depreciation	$(6,162,394)

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$302,647,282

Gross unrealized appreciation	6,015,163
Gross unrealized depreciation	(15,070,432)

Net unrealized investment depreciation	$(9,055,269)

Note 16. Subsequent Events

On May 1, 2019, our board of directors declared a distribution for the quarter ended June 30, 2019 of $0.25 per share payable on July 5, 2019 to stockholders of record as of June 14, 2019.

On May 1, 2019, the Company’s board of directors approved an extension of the discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s

CM Finance Inc and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

board of directors. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. Refer to Note 11 for additional information concerning share repurchases.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At March 31, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements were met. On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective as of May 2, 2019.

On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-

investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

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

As of March 31, 2019, the Company held all Level 3 investments, determined based on valuations by our board of directors. As of June 30, 2018, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2019, we had one investment on non-accrual status, Fusion Connect Inc., which represented approximately 3.08% of our refund at fair value. As of June 30, 2018, we had no investments on non-accrual status.

Financing Facility

We have, through CM SPV Ltd. (“SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2020 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incur an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. As of March 31, 2019 and June 30, 2018, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. Borrowings under the 2017 UBS Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). We pay a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 5, 2019. As of March 31, 2019, there were $4.0 million in borrowings outstanding under the 2017 UBS Revolving Financing. As of June 30, 2018, there were $17.8 million in borrowings outstanding under the 2017 UBS Revolving Financing.

On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released. As of March 31, 2019 and June 30, 2018, there were no borrowing outstanding under the Citi Revolving Financing. We refer to the Term Financing, the 2017 UBS Revolving Financing and the Citi Revolving Financing together as the “Financing Facilities.”

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

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2019, the outstanding principal balance of the Notes was approximately $34.5 million.

The indenture under which the Notes are issued (the “Indenture”) contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the Indenture.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2019 and June 30, 2018, approximately 8.76% and 19.6% of our total assets were non-qualifying assets, respectively.

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

At March 31, 2019, our investment portfolio of $299.1 million (at fair value) consisted of debt and equity investments in 32 portfolio companies, of which 75.9% were first lien investments, 19.9% were second lien investments, 3.8% were unitranche first lien debt investments, 0.4% were in equities, warrants and other positions, and 0.0% were unsecured debt investments. At March 31, 2019, our average and largest portfolio company investment at fair value was $9.3 and $18.7 million, respectively.

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

As of March 31, 2019 and June 30, 2018, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.44% and 11.19%. As of March 31, 2019 and June 30, 2018, respectively, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.15% and 11.12%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At March 31, 2019 and June 30, 2018, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at March 31, 2019	Percentage of Total Portfolio at June 30, 2018
Professional Services	13.96%	13.98%
Media	10.67	10.88
Energy Equipment & Services	10.48	10.97
Commercial Services & Supplies	8.93	10.76
Construction & Engineering	7.10	—
Diversified Telecommunication Services	6.25	8.49
Distributors	5.92	4.25
Containers & Packaging	4.34	—
Hotels, Restaurants & Leisure	4.07	11.36
Technology Hardware, Storage and Peripherals	3.66	—
IT Services	3.64	9.54
Construction Materials	3.29	—
Household Durables	3.18	—
Internet Software & Services	3.08	—
Auto Components	3.03	—
Business Services	2.64	—
Health Care Equipment & Supplies	2.46	2.55
Chemicals	1.93	2.73
Wireless Telecommunication Services	0.71	0.16
Retail	0.66	—
Oil, Gas & Consumable Fuels	—	8.24
Health Care Providers & Services	—	3.85
Electronic Equipment	—	2.24

	100.00%	100.00%

During the three months ended March 31, 2019, we added 12 new investments totaling approximately $65.6 million. Six of these investments were in new portfolio companies. Of the new investments, 97.0% consisted of first lien investments.

At March 31, 2019, 94.9% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 5.1% bore interest at fixed rates. At June 30, 2018, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2019, we had two investments with aggregate unfunded commitments of $0.9 million, and as of June 30, 2018, we had three investments with aggregate unfunded commitments of $2.8 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of March 31, 2019			As of June 30, 2018
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$18,358,929	6.1%	2	$6,458,750	2.2%	1
2	208,455,647	69.7	28	267,055,281	91.0	29
3	63,058,216	21.1	6	8,765,286	3.0	1
4	9,213,674	3.1	1	10,580,954	3.6	2
5	1	—	4	731,742	0.2	2

Total	$299,086,467	100.00%	41	$293,592,013	100.00%	35

Results of Operations

Comparison of the three months ended March 31, 2019 and March 31, 2018

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2019 was $8.7 million and was also $8.7 million for the three months ended March 31, 2018.

Expenses

Total expenses for the three months ended March 31, 2019 increased to $5.3 million, compared to $4.9 million for the three months ended March 31, 2018, primarily due to an increase in interest expenses related to an increase in the LIBOR rate and interest payments on the Notes.

Net investment income

Net investment income decreased to $3.4 million for the three months ended March 31, 2019 from $3.7 million for the three months ended March 31, 2018, primarily due to a decrease in investment income resulting from the interest expense related to an increase in the LIBOR rate and interest payments on the Notes.

Net realized gain or loss

Net realized losses on investments totaled $22.5 million for the three months ended March 31, 2019, primarily due to the write-off of Trident USA Health Services, LLC. Net realized losses on investments totaled $0.2 million for the three months ended March 31, 2018, primarily due to a sale of International Wireless Group, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $17.8 million for the three months ended March 31, 2019, primarily due to the write-off of Trident USA Health Services, LLC and by accretion of certain investments.

During the three months ended March 31, 2018, we recorded a net change in unrealized appreciation of $0.6 million, primarily due to an increase in valuations of certain investments offset by accretion on certain investments.

Comparison of the nine months ended March 31, 2019 and March 31, 2018

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2019 increased to $26.3 million from $23.8 million for the nine months ended March 31, 2018, primarily due to the utilization of cash and a larger number of portfolio companies during the period.

Expenses

Total expenses net of waiver for the nine months ended March 31, 2019 increased to $15.7 million from $13.4 million for the nine months ended March 31, 2018, due primarily to an increase in interest expense and base management fees during the period.

Net investment income

Net investment income increased to $10.5 million for the nine months ended March 31, 2019 from $10.4 million for the nine months ended March 31, 2018, primarily due to the utilization of cash offset by an increase in interest expense during the period.

Net realized gain or loss

During the nine months ended March 31, 2019, we had a realized loss on investments of $22.7 million, primarily due to the write off of Trident USA Health Services, LLC.

During the nine months ended March 31, 2018, we had a realized loss on investments of $7.6 million, primarily due to the restructuring of Bird Electric Enterprises, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $2.9 million for the nine months ended March 31, 2019, primarily due to the write off of Trident USA Health Services, LLC, realizing a previously unrealized loss.

During the nine months ended March 31, 2018, we recorded a net change in unrealized appreciation of $9.3 million, primarily due to the restructuring of Bird Electric Enterprises, LLC.

Liquidity and capital resources

Cash flows

For the three months ended March 31, 2019, our unrestricted cash balance increased by $0.6 million. During that period, cash decreased by $2.2 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $65.6 million, offset by sales of investments of $46.5 million in portfolio companies and an increase in receivables from investments sold of $5.4 million. During the same period, cash from financing activities decreased by $1.5 million, consisting primarily of $3.4 million of distributions paid to our stockholders, and payments of $6.0 million from borrowings offset by repayment of $2.0 million under the Financing Facilities.

Capital resources

As of March 31, 2019, we had $6.8 million of cash as well as $3.9 million in restricted cash and $46.0 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended March 31, 2019 and March 31, 2018, $1,369,713 and $1,236,620, respectively in base management fees were earned by the Adviser, of which $1,369,713 and $1,236,620 was payable at March 31, 2019 and March 31, 2018, respectively.

For the three and nine months ended March 31, 2019, we incurred $723,484 and $1,597,526, respectively, of incentive fees related to pre-incentive fee net investment income, of which $362,478 and $384,478, respectively, was waived. As of March 31, 2019, $1,054,776 of such incentive fees are currently payable to the Adviser and $541,560 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2018, we incurred $933,356 and $1,840,114, respectively, of incentive fees related to pre-incentive fee net investment income. As of March 31, 2018, $1,348,295 of incentive fees were currently payable to the Adviser and $729,305 of pre-incentive fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. As of March 31, 2019, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of March 31, 2018, there were no capital gains incentive fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019, our off-balance sheet arrangements consisted of $0.9 million in unfunded commitments to two of our portfolio companies. As of June 30, 2018, our off-balance arrangements consisted of $2.8 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the nine months ended March 31, 2019 through May 6, 2019, we invested $9.6 million in a new portfolio company and received repayment or sales proceeds of $11.0 million.

On May 1, 2019, our board of directors declared a distribution for the quarter ended June 30, 2019 of $0.25 per share payable on July 5, 2019 to stockholders of record as of June 14, 2019.

On May 1, 2019, our board of directors approved an extension of the discretionary repurchase program of up to $5.0 million shares of our common stock, until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by our board of directors. Under the discretionary repurchase program, we may, but are not obligated to, repurchase the outstanding common stock from time to time in the open market provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act, and the Exchange Act. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. We will retire immediately all shares of common stock that are purchased in connection with the share repurchase program.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31 2019, 94.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2019, a 1.00% increase in interest rates would increase our net interest income by approximately 8.9% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.8%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three and nine months ended March 31, 2019, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Dated: May 7, 2019

CM FINANCE INC

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer