Form 10-K
period 2019-06-30
Investcorp Credit Management BDC, Inc.
filed 2019-09-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

INVESTCORP CREDIT MANAGEMENT BDC, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-2883380
(State of Incorporation)	(I.R.S. Employer Identification Number)

65 East 55th Street 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-5199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $83.5 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,625,533 shares of the Registrant’s common stock outstanding as of September 9, 2019.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2019

i

PART I

Item 1.	Business

Except as otherwise indicated, the terms “we,” “us,” “our,” “Investcorp Credit” and the “Company” refer to Investcorp Credit Management BDC, Inc. (formerly known as CM Finance Inc through August 30, 2019) and “CM Investment Partners” and the “Adviser” refer to our investment adviser and administrator, CM Investment Partners LLC.

We were formed in February 2012 and commenced operations in March 2012 as CM Finance LLC, a Maryland limited liability company. Immediately prior to the pricing of our initial public offering, CM Finance LLC was merged with and into CM Finance Inc, a Maryland corporation (the “Merger”). On August 30, 2019, we changed our name to Investcorp Credit Management BDC, Inc. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bore interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing to, among other things, increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On September 30, 2019, with the consent of UBS, we can opt to increase the Term Financing by up to $53.0 million (the “Option”), expanding the Term Financing to $175.0 million.

Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% (if the Option is not exercised) or 2.90% (if the Option is exercised) from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million under the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through October 14, 2019, which is the date before the option could be exercised (the “Option Exercise Date”), and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the Option Exercise Date through December 5, 2021.

As of June 30, 2019, and June 30, 2018, there were $122.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2019, there were $11.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Facilities,” together as the “Financing Facilities.”

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

The Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The Notes are obligations exclusively of Investcorp Credit Management BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 9, 2019, the outstanding principal balance of the Notes was approximately $34.5 million.

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

Portfolio Composition

As of June 30, 2019, our portfolio consisted of debt and equity investments in 33 portfolio companies with a fair value of $306.4 million. As of June 30, 2019, our portfolio at fair value consisted of 77.7% first lien investments, 18.7% second lien investments, 3.6% unitranche loans, and no equity, warrant or other positions. At June 30, 2019, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 10.50%. At June 30, 2019, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.25%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), as of June 30, 2019 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2019 was as follows:

Percentage of Total Portfolio at June 30, 2019
Professional Services	13.52%
Energy Equipment & Services	10.21
Media	9.91
Construction & Engineering	9.80
Commercial Services & Supplies	8.65
Diversified Telecommunication Services	5.65
Distributors	4.82
Retail	4.68
Containers & Packaging	4.22
Hotels, Restaurants & Leisure	3.62
Household Durables	3.08

Percentage of Total Portfolio at June 30, 2019
Internet Software & Services	2.89%
Auto Components	2.88
Business Services	2.42
Trading Companies & Distributors	2.40
Health Care Equipment & Supplies	2.40
Technology Hardware, Storage & Peripherals	2.40
Construction Materials	2.26
IT Services	1.89
Chemicals	1.55
Wireless Telecommunication Services	0.75

100.00%

CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Christopher E. Jansen. Mr. Mauer also serves as the Chairman of our board of directors and our Chief Executive Officer, and Mr. Jansen also serves as our President and Secretary. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $11.7 billion as of June 30, 2019. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 24 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Bank B.S.C. (“Investcorp Bank”). Investcorp Bank and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2019, Investcorp Group had $28.2 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 427 people across its offices in New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai and Singapore. Investcorp Group has been engaged in the investment management and related services business since 1982, and is expected to bring enhanced capabilities to the Adviser.

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by three additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.”

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

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Managing Director of the Adviser. In addition, Jeremy Ghose, the Managing Director and Head of Investcorp Credit Management, has a non-voting observer role on the Investment Committee.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “New Advisory Agreement”) and recommended that the New Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019. At the closing of the Investcorp Transaction on August 30, 2019, we entered into the New Advisory Agreement with the Adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the New Advisory Agreement, we pay the Adviser an incentive fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%, as well as 20.0% of net capital gains. The New Advisory Agreement has substantially the same terms as the prior investment advisory agreement, dated February 5, 2014, between us and the Adviser (the “Prior Advisory Agreement”).

At the closing of the Investcorp Transaction on August 30, 2019, we entered into a new administration agreement with the Adviser (the “New Administration Agreement”). Under the New Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The terms of the New Administration Agreement, including the reimbursement of expenses by the Company to the Adviser, are identical to those contained in the Company’s prior administration agreement with the Adviser (the “Prior Administration Agreement”).

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $407 billion of uncalled capital as of June 30, 2019. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, each with over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by three additional investment professionals, who collectively have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

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

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. The Adviser’s investment committee consists of Messrs. Mauer, Jansen and Muns. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

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

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by one of the Co-Chief Investment Officers of the Adviser and a senior investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the investment committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the unanimous approval of the Adviser’s investment committee consisting Messrs. Mauer, Jansen and Muns. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Adviser’s investment committee.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2019			As of June 30, 2018
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$6,358,750	2.1%	1	$6,458,750	2.2%	1
2	223,645,544	73.0	32	267,055,281	91.0	29
3	67,535,327	22.0	8	8,765,286	3.0	1
4	8,851,371	2.9	3	10,580,954	3.6	2
5	1	—	1	731,742	0.2	2

Total	$306,390,993	100.0%	45	$293,592,013	100.00%	35

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

We use the expertise of the investment professionals of the Adviser to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe the relationships of these investment professionals will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers are all employees of the Adviser and our allocable portion of the cost of Rocco DelGuercio, as our Chief Financial Officer and Chief Compliance Officer, and his staff, is paid by us pursuant to the New Administration Agreement with the Adviser.

At the closing of the Investcorp Transaction on August 30, 2019, the Adviser entered into a services agreement with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp (the “Investcorp Services Agreement”), through which the Adviser can utilize the expertise of Investcorp’s accounting and back-office professionals on an as-needed basis upon the request of the Adviser. Prior to the closing of the Investcorp Transaction, the Adviser had a similar strategic relationship with Cyrus Capital Partners, L.P.

Management Agreements

New Advisory Agreement and Prior Advisory Agreement

The New Advisory Agreement went into effect on August 30, 2019 (the “Commencement Date”). Subject to the few exceptions discussed below, the terms of the New Advisory Agreement, including (i) the investment management services to be provided by the Adviser to the Company thereunder, (ii) the base management fee and incentive compensation payable, (iii) the allocation of expenses between the Adviser and the Company, (iv) the indemnification provisions thereunder and (v) the provisions regarding termination and amendment, are substantially the same as those of the Prior Advisory Agreement.

Management Services

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the New Advisory Agreement and identical to the terms of the Prior Advisory Agreement, the Adviser:

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

The Adviser’s services under the New Advisory Agreement, as with the Prior Advisory Agreement, are not exclusive, and it may furnish similar services to other entities.

Management Fee

As with the Prior Advisory Agreement, under the New Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by our stockholders.

Base Management Fee

Identical to the terms of the Prior Advisory Agreement, under the New Advisory Agreement, the Base Management Fee will be calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the Prior Advisory Agreement, the Base Management Fee was calculated based on the average value of our Gross Assets at the end of the two most recently completed calendar quarters. Under the New Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee will be calculated based on the value of our Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee will be calculated based on the average value of our Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Incentive Fee

Substantially the same as the terms of the Prior Advisory Agreement, under the New Advisory Agreement, the Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). Incentive Fees are calculated as described below and payable quarterly in arrears (or, upon termination of the New Advisory Agreement, as of the termination date).

Income-Based Fee

Under the New Advisory Agreement and the Prior Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until our Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the New Administration Agreement and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a quarter where we incur a loss, subject to the Total Return Requirement and deferral of non-cash amounts. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly minimum hurdle rate, we would pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of its gross assets used to calculate the 1.75% Base Management Fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Under both the New Advisory Agreement and the Prior Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement, however, the beginning date for the Lookback Period (as defined below) differs under the Agreements.

Under the Prior Advisory Agreement, no Income-Based Fee was payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeded the cumulative Incentive Fees accrued and/or paid for the 11 preceding quarters. In other words, any Income-Based Fee that was payable in a quarter was limited to the lesser of (i) 20.0% of the amount by which the Company’s Pre-Incentive Fee Net Investment Income for such quarter exceeded the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative Incentive Fees accrued and/or paid for the 11 preceding quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters.

Under the New Advisory Agreement, the calculation period for the Pre-Incentive Fee Net Investment Income is based on fiscal quarters rather than calendar quarters. In addition, effective on the Commencement Date, the Total Return Requirement for the Income-Based Fee was reset to begin on September 30, 2019. No Income-Based Fee is payable under the New Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2022, the period that on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

In addition, under both the New Advisory Agreement and the Prior Advisory Agreement, the portion of such Incentive Fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to the Adviser only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of Incentive Fees payable) and would result in a reduction and possible elimination of the Incentive Fees for such quarter. Notwithstanding any such Incentive Fee reduction or elimination, there is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

The following is a graphic representation of the calculation of the Income-Based Fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Based Fee

Capital Gains Fee

Under the Prior Advisory Agreement, the Capital Gains Fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Prior Advisory Agreement, as of the termination date), commencing with the calendar year ending on December 31, 2014, and was equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of each calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee is payable for such year. Additionally, if the Prior Advisory Agreement was terminated as of a date that is not a calendar year end, the termination date was treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee. No Capital Gains Fee was paid to the Adviser under the Prior Advisory Agreement.

Substantially the same as the terms of the Prior Advisory Agreement, under the New Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the New Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

Under U.S. generally accepted accounting principles, was calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

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

Payment of Our Expenses

Identical to the Prior Advisory Agreement, the Base Management Fee and Incentive Fee compensation provided for in the New Advisory Agreement remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•

administration fees and expenses, if any, payable under the New Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the New Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer, Chief Financial Officer and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act, as amended, and other applicable federal and state securities laws, and stock exchange listing fees;

•	fees and expenses associated with independent audits and outside legal costs;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to or communications and meetings with stockholders;

•	costs associated with investor relations;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff; and

•	all other expenses incurred by us or the Adviser in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the New Advisory Agreement will be in effect for an initial two-year term and will continue in effect from year-to-year thereafter if approved annually by our board of directors, including a majority of the Independent Directors, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities and a majority of the Independent Directors.

As with the Prior Advisory Agreement, the New Advisory Agreement may be terminated by either party without penalty by delivering notice of termination upon not less than 60 days’ written notice to the other party and will automatically terminate in the event of its assignment. The holders of a majority of our outstanding voting securities may also terminate the New Advisory Agreement without penalty upon 60 days’ written notice.

Indemnification

As with the Prior Advisory Agreement, the New Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the New Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the New Advisory Agreement or otherwise as the Adviser.

Board Approval of the New Advisory Agreement

Our board of directors approved the Prior Advisory Agreement at its first meeting, held on October 8, 2013, which became effective in February 2014. At a meeting of our board of directors held on June 26, 2019, our board of directors, including all of the Independent Directors, unanimously approved the New Advisory Agreement and recommended that the New Advisory Agreement be submitted to our stockholders for approval. Our stockholders approved the New Advisory Agreement at the Special Meeting of Stockholders held on August 28, 2019. In its consideration of the New Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser after the closing of the Investcorp Transaction; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser after the closing of the Investcorp Transaction; (5) information about the services to be performed and the personnel performing such services under the New Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates after the closing of the Investcorp Transaction; and (7) other factors our board of directors deemed to be relevant. Our board of directors also specifically reviewed the qualifications and capabilities of Investcorp to control the Adviser. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

In voting to approve the New Advisory Agreement, our board of directors, including all of the Independent Directors, made the following conclusions:

•

Nature, Extent and Quality of Services. In considering the nature, extent and quality of the services to be provided by the Adviser, our board of directors discussed the experience of current key personnel of the Adviser and considered its experience with the Adviser providing investment management services to the Company. Our board of directors considered that, although the ownership of the Adviser would change in connection with the completion of the Investcorp Transaction, key senior management of the Adviser would continue to operate in the same professional capacity as prior to the Investcorp Transaction, including the Adviser’s Co-Chief Investment Officers, Messrs. Mauer and Jansen, and that the Adviser’s current management would continue to determine the investment strategies and policies of the Adviser following completion of the Investcorp Transaction. In addition, our board of directors considered that the Adviser expected that, following the completion of the Investcorp Transaction, its investment process would not substantially change and, instead, would be enhanced because of the resources of Investcorp that would be available to the Adviser following the Investcorp Transaction. Our board of directors considered that it and the Company’s management believe that the Investcorp Transaction and Investcorp’s majority ownership of the Adviser would result in significant benefits for the Company and its stockholders. Our board of directors considered that management of the Company and our board of directors believe that the Company and its stockholders will benefit from Investcorp’s access to greater scale and resources while maintaining continuity in the investment advisory services and personnel that have been provided by the Adviser to the Company. Specifically, management of the Company and our board of directors believe that the Adviser and the Company will benefit through enhanced investment capabilities by joining a large platform like Investcorp Group. Additionally, given Investcorp Group’s existing research capabilities across geographies, sectors, and products, the Company will have access to additional resources when evaluating investment opportunities. Investcorp also provides the Adviser a global distribution network, and can provide the Adviser with capital to create a middle market lending platform for the Company to invest alongside.

Our board of directors also considered that the compliance and operational infrastructure of the Adviser would remain in place following completion of the Investcorp Transaction. Our board of directors further considered the quality of the Adviser’s compliance infrastructure and past reports from the Company’s Chief Compliance Officer. Our board of directors noted that it had previously reviewed responses prepared by Investcorp and the Adviser to a detailed series of questions which included, among other things, information about the background and experience of the Adviser’s management and staff. Our board of directors also considered other services to be provided to the Company, such as monitoring adherence to the Company’s investment restrictions and monitoring compliance with various Company policies and procedures and with applicable securities laws and regulations. Our board of directors also noted that, after the completion of the Investcorp Transaction, Investcorp would provide the Adviser with access to significant administrative resources, which was expected to benefit the Company. Based on the factors above, as well as those discussed below, our board of directors concluded that it was satisfied with the nature, extent and quality of the services to be provided to the Company by the Adviser under the New Advisory Agreement.

•

Comparison to Other Business Development Companies. Our board of directors reviewed a detailed comparison of performance metrics of the Company and a sample of peer BDCs. In considering the appropriate performance metrics by which to benchmark the Company’s performance against its peers, our board of directors focused on certain factors that it believes are significant drivers of stockholder value. Our board of directors considered the comparison of performance metrics as it relates to the management and incentive fees to be paid to the Adviser under the New Advisory Agreement, in comparison to the fees paid to other externally-managed BDCs.

Our board of directors noted that the exclusion of cash and cash equivalents from the Base Management Fee calculation makes it more beneficial to stockholders than certain other fee structures in the peer group. Our board of directors also noted the stockholder-friendly three-year Total Return Requirement, which would result in the net investment income amount utilized for the income-based Incentive Fee calculation being reduced to the extent of any net realized losses and net unrealized depreciation during the applicable three-year period, beginning upon the Closing. Our board of directors also discussed that no Capital Gains Fee, if any, would be earned and payable until the fiscal year ending June 30, 2021.

In addition to reviewing the appropriateness of the terms of the New Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2019, 100.0% of the Company’s portfolio was invested in senior secured loans.

Our board of directors considered that Investcorp does not advise any accounts that are comparable to the Company in terms of investment strategies and policies or other relevant criteria, but noted Investcorp’s experience in managing CLO funds that pursue a similar investment strategy to the Company. Our board of directors also considered that Investcorp’s research capabilities in the middle-market space through its well-established private equity business will complement the Company’s investment strategy, and noted Investcorp’s commitment to growing a middle-market lending platform for the Company to invest alongside

•

Costs of Services Provided and Economies of Scale. Our board of directors considered the costs incurred by the Company and the Adviser to provide services to the Company, the expected costs to be incurred by the Adviser, the profit that the Adviser may realize, and the Adviser’s financial condition following the Investcorp Transaction, including the resources of Investcorp and its affiliates. Based on its review, our board of directors concluded that the Adviser is financially able to provide the Company with the services enumerated in the New Advisory Agreement. Our board of directors also noted that it does not pay any other fees to the Adviser and that the Adviser does not derive any material indirect benefits from its relationship to the Company.

Our board of directors considered the extent to which economies of scale may be realized as the Company grows and concluded that there were no material economies of scale to be realized at the Company’s current asset level.

•

Other Benefits. Our board of directors considered certain indirect benefits that were then-currently received by the Adviser, and that may be received by Investcorp, in connection with acting as Adviser to the Company, including reimbursements to the Adviser of allocable expenses under the New Administration Agreement. Our board of directors also considered indirect benefits to the Adviser, Investcorp and their affiliates expected to be derived from their relationships with the Company as a result of the Investcorp Transaction and noted that no additional benefits were reported by the Adviser or Investcorp.

Our board of directors concluded that the proposed advisory fees are reasonable, taking into consideration these other indirect benefits.

Conclusions. No single factor was determinative of the decision of our board of directors, including all of the Independent Directors, to approve the New Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the Independent Directors were advised by independent counsel. Following this process, our board of directors, including all of the Independent Directors, unanimously voted to approve the New Advisory Agreement subject to stockholder approval at the Special Meeting.

New Administration Agreement

As with the Prior Administration Agreement, under the New Administration Agreement, the Adviser furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the New Administration Agreement, the Adviser performs, or oversees the performance of, our required administrative services, which includes, among other things, being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, the Adviser assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the New Administration Agreement, the Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Adviser may satisfy certain of its obligations under the New Administration Agreement to us through the Investcorp Services Agreement, including supplying us with accounting and back-office professionals upon the request of the Adviser.

Payments under the New Administration Agreement equal an amount based upon our allocable portion (subject to the review of our board of directors) of the Adviser’s overhead in performing its obligations under the New Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Adviser will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The New Administration Agreement has an initial term of two years and may be renewed with the approval of our board of directors. The New Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Adviser outsources any of its functions, we pay the fees associated with such functions on a direct basis without any incremental profit to the Adviser.

Indemnification

The New Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the New Administration Agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, we have a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the New Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Exchange Act Reports

We maintain a website at www.icmbdc.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

Senior Securities

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. However, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.

In accordance with the Small Business Credit Availability Act, on May 2, 2018, our board of directors, including a “required majority,” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. For a discussion of the Small Business Credit Availability Act, see “Risk Factors — Risks Related to Our Business and Structure — The Small Business Credit Availability Act allows us to incur additional leverage.” We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

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

Codes of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. Each code of ethics is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

The Adviser has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision- making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser will disclose such conflicts to us, including to our Independent Directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Investcorp Credit Management BDC, Inc., Attention: Investor Relations, 65 East 55th Street, 15th Floor, New York, New York 10022, or by calling us collect at (212) 257-5199. The SEC also maintains a website at www.sec.gov that contains this information.

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

In accordance with certain applicable Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or the revenue procedure.

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

The NASDAQ Stock Market Corporate Governance Regulations

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ICMB”. The Notes are listed on the NASDAQ Global Select Market under the symbol “CMFNL”. The NASDAQ Stock Market has adopted corporate governance regulations with which listed companies must comply. We are in compliance with such corporate governance listing standards applicable to BDCs. Prior to September 3, 2019, our common stock was listed on the NASDAQ Global Select Market under the symbol “CMFN”.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. Additionally, the Federal Reserve decreased its federal funds target rate in July 2019, which marked the first decrease since 2008. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation (the “TCJA”) in December 2017, which the President signed into law shortly thereafter. Such legislation made many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect us, investors, or our portfolio investments. Such legislation could significantly and negatively affect our ability to qualify as a RIC and have adverse U.S. federal income tax consequences to us and our stockholders. Additionally, the U.S. Treasury and IRS are in the process of issuing regulations and administrative interpretations of the TCJA, and any such regulations, interpretations, any court decisions interpreting the TCJA or the regulations or administrative interpretations thereunder, or any other changes in the tax laws could similarly, significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of the Investment Team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our relationship with Investcorp may create conflicts of interest.

Investcorp has an approximate 76% economic interest in the Adviser. Pursuant to the services agreement with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp (the “Investcorp Services Agreement”), the Adviser is able to utilize personnel of Investcorp International and its affiliates to provide services to the Company from time-to-time on an as-needed basis related to human resources, compensation and technology services. The Adviser may rely on the Investcorp Services Agreement to satisfy its obligations under the New Administration Agreement. The personnel of Investcorp International may also provide services for the funds managed by Investcorp, which could result in conflicts of interest and may distract them from their responsibilities to us.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of the Adviser’s investment committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do or of investment funds, accounts, or investment vehicles managed by the Adviser, Investcorp or their affiliates. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, the Adviser and some of its affiliates, including our officers and our non-Independent Directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target.

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

We have entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” See “Business — Management Agreements — License Agreement.” In addition, we have entered into the New Administration Agreement with the Adviser pursuant to which we are required to pay to the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under such New Administration Agreement, such as rent, equipment and our allocable portion of the cost of our Chief Financial Officer and our Chief Compliance Officer and his respective staff’s compensation and compensation-related expenses. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “Investcorp” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Investcorp” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

In the course of our investing activities, we pay management and incentive fees to the Adviser. We have entered into the New Advisory Agreement with the Adviser that provides that these fees will be based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, the Adviser will benefit when we incur debt or use leverage. This fee structure may encourage the Adviser to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Mr. Mauer, an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by certain members of our board of directors, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

The New Advisory Agreement and the New Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The New Advisory Agreement and the New Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Adviser and its affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

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

The Adviser’s liability is limited under the New Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the New Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors in following or declining to follow the Adviser’s advice or recommendations. Under the New Advisory Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the New Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that the Adviser owes to us under the New Advisory Agreement. In addition, as part of the New Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the New Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the New Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business — Taxation as a Regulated Investment Company.”

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. At a meeting initially convened on November 6, 2018 and reconvened on December 18, 2018, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2018 Annual Meeting of Stockholders and the date of the Company’s 2019 Annual Meeting of Stockholders, which we expect to be held in November 2019. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

The Small Business Credit Availability Act allows us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In other words, prior to the enactment of the legislation, a BDC could borrow $1 for investment purposes for every $1 of investor equity. Now, for those BDCs that satisfy the Small Business Credit Availability Act’s approval and disclosure requirements, the BDC can borrow $2 for investment purposes for every $1 of investor equity.

Under the Small Business Credit Availability Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the Small Business Credit Availability Act allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year.

In accordance with the Small Business Credit Availability Act, on May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019.

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

As of June 30, 2019, substantially all of our assets were pledged as collateral under the Financing Facilities. In addition, under the terms of the Financing Facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder, and, beginning with the fiscal year ended June 30, 2019, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

The Adviser has the right under the New Advisory Agreement to resign as the Adviser at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Adviser has the right under the New Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of the Adviser, which are provided to us on behalf of the Adviser by Investcorp pursuant to the Investcorp Services Agreement directly or through third party service providers. Any failure or interruption of those systems, including as a result of the termination of the Investcorp Services Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve decreased its federal funds target rate in July 2019, which marked the first decrease since 2008. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Uncertainty of the U.S. political climate could negatively impact our business, financial condition and earnings.

The same party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on its investments. We monitor developments and seek to manage investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our board of directors is divided into three classes of directors serving staggered terms. A classified board may render a change in control of us or removal of our incumbent management more difficult. The Maryland General Corporation Law and our charter and bylaws contain additional provisions that may discourage, delay or make more difficult a change in control of Investcorp Credit Management BDC, Inc. or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

As of June 30, 2019, our investments in the professional services industry represented approximately 13.52% of the fair value of our portfolio and in the energy equipment and services industry represented approximately 10.21% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 13.52% of our total portfolio as of June 30, 2019. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the energy equipment and services and oil, gas and consumable fuels industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the energy equipment and services industry together with oil, gas and consumable fuels represented approximately 10.21%, in the aggregate, of our total portfolio as of June 30, 2019. The revenues, income (or losses) and valuations of companies in these industries are highly dependent upon the valuations of oil and gas companies, which can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. At a meeting initially convened on November 6, 2018 and reconvened on December 18, 2018, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2018 Annual Meeting of Stockholders and the date of the Company’s 2019 Annual Meeting of Stockholders, which we expect to be held in November 2019. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “—Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, at a meeting initially convened on November 6, 2018 and reconvened on December 18, 2018, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2018 Annual Meeting of Stockholders and the date of the Company’s 2019 Annual Meeting of Stockholders, which we expect to be held in November 2019. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	13,500,000	14,850,000		10.00%
NAV per share	$14.81	$14.68		(0.91)%

Dilution to Existing Stockholder
Shares Held by Stockholder A	135,000	135,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.91%		(9.09)%
Total Interest of Stockholder A in NAV	$2,000,000	$1,981,818		(0.91)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	increases in the interest rates we pay;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Adviser’s key personnel;

•	change in the Adviser’s relationship with Investcorp under the Investcorp Services Agreement;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

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

Our two largest investors are Stifel and funds managed by Cyrus Capital, which we refer to as the Cyrus Funds. Stifel owns approximately 16% of our total outstanding common stock, and the Cyrus Funds own, in the aggregate, approximately 28% of our total outstanding common stock. The shares held by Stifel and the Cyrus Funds are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Stifel and the Cyrus Funds to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

Risks Relating to Our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities.

The Notes are not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding

(including the Financing Facilities) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of June 30, 2019, we had, through CM SPV, $122.0 million and $11.0 million in outstanding indebtedness under the Term Financing and the Revolving Financing, respectively, which are secured by the assets held at CM SPV. The indebtedness under the Financing Facilities is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness. The Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $26.3 million as of June 30, 2019.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Investcorp Credit Management BDC, Inc., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes, and the Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such current or future subsidiary and to any indebtedness or other liabilities of any such current or future subsidiary senior to our claims, including under the Financing Facilities. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

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

The Indenture offers limited protection to holders of the Notes. The terms of the Indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the Indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. In accordance with the Small Business Credit Availability Act, on May 2, 2018,

our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. See “—The Small Business Credit Availability Act allows us to incur additional leverage”.

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

Any default under the agreements governing our indebtedness, including a default under the Financing Facilities or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Financing Facilities), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Financing Facilities or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

We do not own any real estate. Our principal executive offices are currently located at 65 East 55th Street 15h Floor, New York, New York 10022. All locations are provided to us by the Adviser pursuant to the New Administration Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	Price Range
Fiscal Year Ended	High	Low
June 30, 2020
First quarter (through September 9, 2019)	$7.65	$6.97

June 30, 2019
Fourth quarter	7.61	7.05
Third quarter	8.15	6.21
Second quarter	8.77	5.90
First quarter	9.35	8.60

June 30, 2018
Fourth quarter	9.88	7.90
Third quarter	8.70	7.75
Second quarter	9.65	7.70
First quarter	10.30	9.25

June 30, 2017
Fourth quarter	10.80	9.95
Third quarter	10.50	9.20
Second quarter	10.25	8.65
First quarter	10.31	8.85

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 9, 2019 was $6.97 per share. As of September 9, 2019, we had 27 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2020
First Quarter	August 28, 2019	September 26, 2019	October 16, 2019	$0.2500

June 30, 2019
Fourth Quarter	May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
Third Quarter	February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
Second Quarter	November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
First Quarter	August 23, 2018	September 18, 2018	October 5, 2018	$0.2500

June 30, 2018
Fourth Quarter	May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
Third Quarter	February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
Second Quarter	November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
First Quarter	August 24, 2017	September 8, 2017	October 5, 2017	$0.2500

June 30, 2017
Fourth Quarter	May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
Third Quarter	November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
Second Quarter	November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
First Quarter	August 25, 2016	September 16, 2016	October 6, 2016	$0.3516

Total				$3.4532

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Alcentra Capital

Corporation, Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corporation, THL Credit, Inc., and WhiteHorse Finance Inc., for the period from February 6, 2014 (initial public offering) through June 30, 2019. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the years ended June 30, 2019 and 2018 is derived from our financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The following selected financial data for the years ended June 30, 2017, June 30, 2016, and June 30, 2015, is derived from our financial statements which have been audited by Ernst & Young LLP, our former independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended June 30,
Statement of Operations Data:	2019	2018	2017	2016	2015
Total investment income	$34,397,822	$40,791,752	$31,012,197	$35,579,922	$36,917,105
Total expenses, net of fee waiver	$20,898,653	$21,816,119	$15,313,613	$15,725,966	$16,699,402
Net investment income	$13,498,839	$18,975,633	$15,698,584	$19,853,956	$20,217,703
Net increase (decrease) in net assets resulting from operations	$(14,542,229)	$15,625,480	$23,579,465	$(9,344,770)	$15,433,288

	For the year ended June 30,
Statement of Operations Data:	2019	2018	2017	2016	2015

Per Share Data(1):
Net asset value	$10.51	$12.57	$12.41	$11.90	$14.41
Net investment income	$0.99	$1.39	$1.15	$1.45	$1.48
Net increase (decrease) in net assets resulting from operations	$(1.07)	$1.14	$1.72	$(0.68)	$1.13
Distributions declared	$1.00	$1.00	$1.20	$1.83	$1.37

Balance Sheet Data:
Investments at fair value	$306,390,993	$293,592,013	$254,907,171	$272,114,164	$330,323,856
Cash and cash equivalents	$19,706,281	$5,620,441	$10,646,697	$18,433,066	$21,535,492
Total assets	$336,947,992	$314,534,581	$296,033,878	$321,471,906	$362,789,876
Total liabilities	$193,864,102	$143,011,915	$126,085,766	$158,722,023	$165,839,027
Total net assets	$143,083,890	$171,522,666	$169,948,112	$162,749,883	$196,950,849

Other Data:
Number of portfolio companies at period end	33	25	23	22	26
Weighted average yield on debt investments (at cost) at period end	10.50%	11.19%	9.73%	9.80%	10.91%
Weighted average yield on total investments (at cost) at period end	10.25%	11.12%	9.64%	9.70%	10.91%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to obtain exemptive relief from the SEC;

•	our contractual arrangements and relationship with Investcorp; and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

On June 26, 2019, we entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, following the closing of the Investcorp Transaction on August 30, 2019 (the “Closing”) and prior to the second anniversary of the date of the Closing (the “Closing Date”), Investcorp BDC will purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, which represents 5%

of the Company’s common stock outstanding as of June 26, 2019, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions. On August 30, 2019, we changed our name to Investcorp Credit Management BDC, Inc.

Upon our election to be regulated as a BDC on February 5, 2014, we entered into the initial investment advisory agreement (the “Prior Advisory Agreement”) and the initial administration agreement (the “Prior Administration Agreement”) with the Adviser as our investment adviser and administrator, respectively. At the Closing, we entered into the new investment advisory agreement (the “New Advisory Agreement”) and the new administration agreement (the “New Administration Agreement”) with the Adviser as our investment adviser and administrator, respectively.

From time to time, we have formed certain taxable subsidiaries (collectively, the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. At June 30, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. At June 30, 2018, we had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of June 30, 2019 and June 30, 2018 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2019, we had one investment on non-accrual status, which represented approximately 3.0% of our portfolio at fair value. As of June 30, 2018, we had no investments on non-accrual status.

Financing Facilities

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing and increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On September 30, 2019, with the consent of UBS, we can opt (the “Option’) to increase our Term Financing by up to $53.0 million, expanding the Term Financing to $175.0 million.

Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% (if the Option was not exercised) or 2.90% if the Option was exercised from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through October 14, 2019, which is the date before the Option Exercise Date, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the Option Exercise Date through December 5, 2021.

As of June 30, 2019, and June 30, 2018, there were $122.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2019, there were $11.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.” On November 9, 2016, we entered into a $50 million senior secured revolving credit facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85% and the default interest rate was equal to the interest rate then in effect plus 2.00%. As of June 30, 2019, June 30, 2018 and June 30, 2017, there were no borrowings outstanding under the Citi Revolving Financing. On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing. In accordance with the termination of the Citi Revolving Financing, all liens on the collateral securing the Citi Revolving Financing were released.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2019, approximately 9.78% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Prior Advisory Agreement or the New Advisory Agreement, as applicable, and administration fees and our allocable portion of overhead under the Prior Administration Agreement or New Administration Agreement, as applicable. The Base Management Fee and Incentive Fee compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•

administration fees and expenses, if any, payable under the Prior Administration Agreement or New Administration Agreement, as applicable (including our allocable portion of the Adviser’s overhead in performing its obligations under such Administration Agreement, including rent, equipment and the allocable portion of the cost of our Chief Compliance Officer, Chief Financial Officer and his staffs’ compensation and compensation-related expenses);

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders including printing costs;

•	costs associated with individual or group stockholders;

•	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other non-investment advisory expenses incurred by us or the Adviser in connection with administering our business.

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

As of June 30, 2019, our investment portfolio of $306.4 million (at fair value) consisted of debt and equity investments in 33 portfolio companies, of which 77.6% were first lien investments, 18.7% were second lien investments, 3.7% were unitranche loans, and 0.0% were in equities, warrants and other positions. At June 30, 2019, our average and largest portfolio company investment at fair value was $9.3 million and $17.3 million, respectively.

As of June 30, 2018, our investment portfolio of $293.6 million (at fair value) consisted of debt and equity investments in 25 portfolio companies, of which 52.1% were first lien investments, 43.3% were second lien investments, 0.2% were in unsecured debt investments, 4.2% were unitranche loans, and 0.2% were in equities, warrants and other positions. At June 30, 2018, our average and largest portfolio company investment at fair value was $11.7 million and $24.9 million, respectively.

As of June 30, 2019 and June 30, 2018, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.50% and 11.19%, respectively. As of June 30, 2019 and June 30, 2018, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.25% and 11.12%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR, as of June 30, 2019 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

Beginning March 31, 2018, we use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2019 and June 30, 2018, respectively, the industry composition of our portfolio in accordance with GICS at fair value was as follows:

	Percentage of Total Portfolio at June 30, 2019	Percentage of Total Portfolio at June 30, 2018
Professional Services	13.52%	13.98%
Energy Equipment & Services	10.21	10.97
Media	9.91	10.88
Construction & Engineering	9.80	—
Commercial Services & Supplies	8.65	10.76
Diversified Telecommunication Services	5.65	8.49
Distributors	4.82	4.25
Retail	4.68	—
Containers & Packaging	4.22	—
Hotels, Restaurants & Leisure	3.62	11.36
Household Durables	3.08	—
Internet Software & Services	2.89	—
Auto Components	2.88	—
Business Services	2.42	—
Trading Companies & Distributors	2.40	—
Health Care Equipment & Supplies	2.40	2.55
Technology Hardware, Storage & Peripherals	2.40	—
Construction Materials	2.26	—
IT Services	1.89	9.54
Chemicals	1.55	2.73
Wireless Telecommunication Services	0.75	0.16
Oil, Gas & Consumable Fuels	—	8.24
Health Care Providers & Services	—	3.85
Electronic Equipment	—	2.24

	100.00%	100.00%

During the twelve months ended June 30, 2019, we added 50 new investments and 10 separate draws on existing revolving credit facilities and delayed draw term loans, totaling approximately $195.2 million. Of these investments, 25 were in new portfolio companies and 25 were in existing portfolio companies. Of these new investments, 93.50% consisted of first lien investments, 6.10% second lien investments, and 0.4% in equity, warrants, and other investments.

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

At June 30, 2019, 96.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.2% bore interest at fixed rates. At June 30, 2018,

95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2019, we had three such investments with aggregate unfunded commitments of $6,655,745. As of June 30, 2018, we had three such investments with aggregate unfunded commitments of $2,754,551. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30. 2019			As of June 30, 2018
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$6,358,750	2.1%	1	$6,458,750	2.2%	1
2	223,645,544	73.0	32	267,055,281	91.0	29
3	67,535,327	22.0	8	8,765,286	3.0	1
4	8,851,371	2.9	3	10,580,954	3.6	2
5	1	—	1	731,742	0.2	2

Total	$306,390,993	100.0%	45	$293,592,013	100.0%	35

Results of Operations

Comparison of the twelve months ended June 30, 2019 and June 30, 2018

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the twelve months ended June 30, 2019 decreased to $34.4 million from $40.8 million for the twelve months ended June 30, 2018, primarily due to a decrease in income related to dividends received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Expenses

Total expenses (including waiver, if applicable) for the twelve months ended June 30, 2019 decreased to $20.9 million from $21.8 million for the twelve months ended June 30, 2018, due primarily to a decrease in our income-based incentive fee and our tax provision related to dividend income received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Net investment income

Net investment income decreased to $13.5 million for the twelve months ended June 30, 2019 from $19.0 million for the twelve months ended June 30, 2018, due to a decrease in investment income primarily due to the dividend income received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC offset by our income-based incentive and our tax provision related to the dividend received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Net realized gain or loss

The net realized loss on investments totaled $22.0 million for the twelve months ended June 30, 2019, primarily due to the write off of Trident USA Health Services, LLC during the period.

The net realized loss on investments totaled $9.9 million for the twelve months ended June 30, 2018, primarily due to the restructuring of Bird Electric, LLC and the sale of Dayton Superior Corporation during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $6.1 million for the twelve months ended June 30, 2019, primarily due to a decrease in fair value of our investments in 4L Technologies Inc, Fusion Connect Inc., Montreign Operating Company, LLC and Premiere Global Services, Inc., offset by the write off of Trident USA Health Services, LLC during the period.

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

Liquidity and capital resources

Cash flows

For the twelve months ended June 30, 2019, our cash balance increased by $18.0 million. During that period, we used $14.0 million in cash towards operating activities, primarily due to investments of $201.9 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $165.5 million. During the same period, we generated $31.9 million from financing activities, resulting primarily from an increase of the Term Financing, proceeds from the 2023 Notes and borrowings from our Revolving Financing offset by distributions to stockholders and repayments to our Revolving Financing.

Capital Resources

As of June 30, 2019, we had $19.7 million of cash as well as $6.6 million in restricted cash and $19.0 million of capacity under the Revolving Financing. As of June 30, 2019, we had approximately $167.5 million of senior securities outstanding and our asset coverage ratio was 186.5%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Prior Advisory Agreement

Pursuant to the Prior Advisory Agreement, we agreed to pay to the Adviser a Base Management Fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with our financing”, and the Incentive Fee consisting of two parts.

Under the Prior Advisory Agreement, the first part of the Incentive Fee, or the Income-Based Fee, which is calculated and payable quarterly in arrears, equals 20.0% of the “pre-incentive fee net investment income” (as defined in the Prior Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and is subject to a “catch-up” feature. The Incentive Fee is subject to a total return requirement, which provides that no Incentive Fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate the Income-Based Fee is also included in the amount of our gross assets used to calculate the 1.75% Base Management Fee.

Under the Prior Advisory Agreement, the second part of the incentive fee, or the Capital Gains Fee, is calculated and payable in arrears as of the end of each calendar year and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

For the twelve months ended June 30, 2019 and June 30, 2018, $5,436,135 and $4,871,706 in Base Management Fees were earned by the Adviser, respectively, of which $0 and $1,319,853 were payable at June 30, 2019 and June 30, 2018, respectively.

For the twelve months ended June 30, 2019, we incurred $1,720,707 of incentive fees related to pre-incentive fee net investment income, of which $503,229 was voluntarily waived by the Adviser. As of June 30, 2019, $545,991 of such incentive fees are currently payable to the Adviser and $545,991 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2018, we incurred $3,932,710 of incentive fees related to pre-incentive fee net investment income, of which $527,224 was voluntarily waived by the Adviser. As of June 30, 2018, $2,294,678 of such incentive fees are currently payable to the Adviser and $772,234 of pre-incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Such waivers in no way imply that the Adviser will agree to waive any incentive fees in any future period.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2019, there was no capital gains incentive fee payable to the Adviser under the Prior Advisory Agreement. As of June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Prior Advisory Agreement.

With respect to the incentive fee expense accrual relating to the capital incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Prior Advisory Agreement.

The Prior Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Prior Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Prior Advisory Agreement or otherwise as the Adviser.

For a discussion regarding the New Advisory Agreement, which went into effect on August 30, 2019, see “Part I, Item 1—Business—Management Agreements”.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019, our off-balance sheet arrangements consisted of $6.7 million in unfunded commitments to three of our portfolio companies. As of June 30, 2018, our off-balance sheet arrangements consisted of $2.8 million in unfunded commitments to four of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2019 through September 9, 2019, we invested $19.8 million in three new portfolio companies and received sales proceeds of $15.2 million.

On August 28, 2019, our board of directors declared a distribution for the quarter ended June 30, 2019 of $0.25 per share payable on October 16, 2019 to stockholders of record as of September 26, 2019.

On August 30, 2019, in connection with the Closing, we entered into the New Advisory Agreement and the new Administration Agreement with the Adviser as our investment adviser and administrator, respectively. The

New Advisory Agreement and the New Administration Agreement are substantially similar to the Advisory Agreement and the Administration Agreement, respectively. In addition, on August 30, 2019, we changed our name to Investcorp Credit Management BDC, Inc.

On August 28, 2019, our board of directors elected Thomas Sullivan as a director of the Company, effective as of September 15, 2019.

On August 28, 2019, we entered into the Letter Agreement with Investcorp (the “Waiver Agreement”) amending certain terms of the Stock Purchase Agreement. Under the Waiver Agreement, Investcorp has the right to identify a second director candidate (the “Post-Closing Designated Director”) prior to March 31, 2020; provided that if by March 31, 2020 the Post-Closing Designated Director has not been elected to our board of directors and the nominating and corporate governance committee of our board of directors (the “Nominating Committee”) has rejected one or more proposed Post-Closing Designated Directors, then such date will be extended for such period of time as necessary for Investcorp to propose a qualified Post-Closing Designated Director, but in any event not beyond August 30, 2020, (ii) Robert Ryder and Robert Wagner have submitted their resignations from the board of directors, each to be effective as of September 15, 2019, (iii) Keith Lee has delivered a letter to our chairman of the board indicating that, in light of the Stock Purchase Agreement and the Investcorp Transaction, he intends to resign as a member of our board of directors upon the recommendation by the Nominating Committee to the board of directors to appoint the Post-Closing Designated Director and the appointment by the board of directors of the Post-Closing Designated Director to the board of directors, and (iv) the board of directors has approved a reduction in its size to four members, effective as of September 15, 2019.

In addition, on August 28, 2019, the board of directors appointed Mr. Lee as chair of the Audit Committee and Julie Persily as chair of the Valuation Committee, each to be effective as of September 15, 2019.

On August 30, 2019, in connection with the Closing, Christopher Jansen resigned from our board of directors.

Effective August 30, 2019, the Adviser has also retained the services of accounting and back office professionals on an as-needed basis through a services agreement with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp, to assist the Adviser in fulfilling certain of its obligations under the New Administration Agreement.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2019, 96.8% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2019, a 1.00% increase in interest rates would increase our net interest income by approximately 2.1% and a 2.00% increase in interest rates would increase our net interest income by approximately 10.4%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Investcorp Credit Management BDC, Inc. and subsidiaries (formerly CM Finance Inc) (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 2 to the financial statements that were made to restate the 2017 consolidated statement of cash flows. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2017 financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of June 30, 2019 and 2018, by correspondence with the custodian or the agents of the underlying investments or by other appropriate auditing procedures where replies from the custodian or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 13, 2019

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Investcorp Credit Management BDC, Inc. and subsidiaries’ (formerly CM Finance Inc) (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2019, and our report dated September 13, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York

September 13, 2019

Report of Independent Registered Public

Accounting Firm

The Board of Directors and Shareholders of

Investcorp Credit Management BDC, Inc. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the accompanying statements of operations, changes in net assets and cash flows for the year ended June 30, 2017 of Investcorp Credit Management BDC, Inc. and Subsidiaries (formerly, CM Finance Inc and Subsidiaries) (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2017 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Ernst & Young LLP

September 6, 2017

New York, NY

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2019	June 30, 2018
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $321,504,359 and $302,647,282, respectively)	$306,390,993	$293,592,013
Derivatives, at fair value (cost of $0 and $0, respectively)	—	229,918
Cash	19,706,281	5,620,441
Cash, restricted	6,589,901	2,706,273
Receivable for investments sold	820,332	7,751,875
Interest receivable	3,090,639	4,011,450
Deferred offering costs	121,922	121,922
Other receivables	—	245,550
Prepaid expenses and other assets	227,924	255,139

Total Assets	$336,947,992	$314,534,581

Liabilities
Notes payable:
Term loan	$122,000,000	$102,000,000
Revolving credit facility	11,026,670	17,823,000
2023 Notes payable	34,500,000	—
Deferred debt issuance costs	(2,000,262)	(1,953,771)

Notes payable, net	165,526,408	117,869,229
Payable for investments purchased	22,276,343	12,569,450
Dividend payable	3,404,923	3,417,848
Deferred financing costs payable	1,037,000	2,071,167
Income-based incentive fees payable	545,991	2,294,678
Base management fees payable	—	1,319,853
Accrued provision for taxes	13,778	2,579,337
Derivatives, at fair value (cost $0 and $0, respectively)	—	229,918
Interest payable	724,222	303,153
Directors’ fees payable	95,240	99,296
Accrued expenses and other liabilities	240,197	257,986

Total Liabilities	193,864,102	143,011,915

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,619,690 and 13,649,504 shares issued and outstanding, respectively)	13,620	13,649
Additional paid-in capital	198,398,831	198,700,999
Distributable earnings (loss)	(55,328,561)	(27,191,982)

Total Net Assets	143,083,890	171,522,666

Total Liabilities and Net Assets	$336,947,992	$314,534,581

Net Asset Value Per Share	$10.51	$12.57

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Twelve months ended June 30,
	2019	2018	2017
Investment Income:
Interest income	$32,591,488	$28,691,187	$29,476,315
Payment in-kind interest income	953,928	2,609,037	423,632
Dividend income	133,858	9,005,887	—
Payment in-kind dividend income	—	333,333	—
Other fee income	718,548	152,308	1,112,250

Total investment income	34,397,822	40,791,752	31,012,197

Expenses:
Interest expense	8,866,796	6,310,842	4,748,449
Base management fees	5,436,135	4,871,706	4,652,064
Income-based incentive fees	1,720,707	3,932,710	1,289,927
Provision for tax expense	158,028	2,579,337	—
Professional fees	1,130,816	1,063,528	806,810
Allocation of administrative costs from advisor	1,354,247	1,198,397	987,286
Amortization of deferred debt issuance costs	781,508	695,470	932,417
Insurance expense	336,629	351,923	345,697
Directors’ fees	405,000	402,240	501,233
Custodian and administrator fees	285,799	295,032	480,269
Offering expense	207,000	186,513	—
Other expenses	719,547	455,645	818,532

Total expenses	21,402,212	22,343,343	15,562,684
Waiver of income-based incentive fees	(503,229)	(527,224)	(249,071)

Net expenses	20,898,983	21,816,119	15,313,613

Net investment income	13,498,839	18,975,633	15,698,584

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	(21,982,973)	(9,855,453)	(11,809,335)
Net change in unrealized appreciation (depreciation) in value of investments	(6,058,095)	6,505,300	19,690,216

Total realized and unrealized gain (loss) on investments	(28,041,068)	(3,350,153)	7,880,881

Net increase (decrease) in net assets resulting from operations	$(14,542,229)	$15,625,480	$23,579,465

Basic and diluted:
Net investment income per share	$0.99	$1.39	$1.15
Earnings per share	$(1.07)	$1.14	$1.72
Weighted average shares of common stock outstanding	13,630,661	13,689,823	13,686,288
Distributions paid per common share	$1.00	$1.00	$1.20

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the twelve months ended June 30,
	2019	2018	2017
Net assets at beginning of year	$171,522,666	$169,948,112	$162,749,883

Increase (decrease) in net assets resulting from operations:
Net investment income	13,498,839	18,975,633	15,698,584
Net realized gain/(loss) on investments	(21,982,973)	(9,855,453)	(11,809,335)
Net change in unrealized appreciation (depreciation) on investments	(6,058,095)	6,505,300	19,690,216

Net increase (decrease) in net assets resulting from operations	(14,542,229)	15,625,480	23,579,465

Stockholder distributions:
Distributions from net investment income	(13,640,442)	(13,685,762)	(16,467,071)
Distributions from net realized gains	—	—	—

Net decrease in net assets resulting from stockholder distributions	(13,640,442)	(13,685,762)	(16,467,071)

Capital transactions:
Reinvestments of stockholder distributions	102,468	25,014	85,835
Repurchase of common stock	(358,573)	(390,178)	—

Net increase (decrease) in net assets resulting from capital transactions	(256,105)	(365,164)	85,835

Net increase (decrease) in net assets	(28,438,776)	1,574,554	7,198,229

Net assets at end of period (including distributions in excess of net investment income of $2,808,964, $2,950,567, and $(3,750,362), respectively)	$143,083,890	$171,522,666	$169,948,112

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2019	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(14,542,229)	$15,625,480	$23,579,465

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(201,933,500)	(172,238,259)	(134,235,087)
Payment in-kind interest	(953,928)	(2,609,037)	(423,632)
Payment in-kind dividends	—	(333,333)	—
Sales and repayments of investments	165,479,578	137,045,592	162,646,483
Net realized (gain) loss on investments	21,982,973	9,855,453	11,809,335
Net change in unrealized (appreciation) depreciation on investments	6,058,095	(6,505,300)	(19,690,216)
Amortization of discount/premium on investments	(3,432,198)	(3,899,958)	(2,899,890)
Amortization of deferred debt issuance costs	781,508	695,470	932,417

Net (increase) decrease in operating assets:
Interest receivable	920,811	(2,383,676)	269,936
Receivable for investments sold	6,931,543	(7,751,875)	—
Other receivables	245,550	(245,550)	—
Prepaid expenses and other assets	27,215	(36,094)	15,792

Net increase (decrease) in operating liabilities:
Payable for investments purchased	9,706,893	79,450	3,661,250
Interest payable	421,069	98,126	29,235
Accrued provision for income taxes	(2,565,559)	2,579,337	—
Directors fees payable	(4,056)	(704)	100,000
Accrued expenses and other liabilities	(17,789)	(331,055)	(356,324)
Base management fees payable	(1,319,853)	187,462	(125,377)
Income-based incentive fees payable	(1,748,687)	2,020,605	(1,467)

Net cash provided by (used in) operating activities	(13,962,564)	(28,147,866)	45,311,920

Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,862,166)	(620,500)	(258,542)
Deferred offering costs	—	64,591	—
Distributions to stockholders	(13,550,899)	(13,665,207)	(17,768,707)
Repurchase of common stock	(358,573)	(390,178)	—
Proceeds from Term loan	20,000,000	—	—
Proceeds from 2023 Notes	34,500,000	—	—
Proceeds from borrowing on revolving credit facility	49,491,354	53,378,000	41,522,649
Repayments of borrowing on revolving credit facility	(56,287,684)	(35,555,000)	(72,000,978)

Net cash provided by (used in) financing activities	31,932,032	3,211,706	(48,505,578)

Net change in cash	17,969,468	(24,936,160)	(3,193,658)

Cash:
Cash and restricted cash at beginning of year	8,326,714	33,262,874	36,456,532

Cash and restricted cash at end of period	$26,296,182	$8,326,714	$33,262,874

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$8,445,728	$6,212,715	$4,719,214
Cash paid for taxes	$2,723,561	$—	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	102,468	25,014	85,835
Non-cash purchase of investments	$—	$—	$14,343,675
Non-cash sale of investments	$—	$—	$(14,343,675)

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(12)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	9/30/2016	9/30/2021	$4,950,495	$4,950,495	$4,950,495	3.46%
1888 Industrial Services, LLC – Term B(3)(4)(12)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	12,304,681	6,530,574	8,613,277	6.02%
1888 Industrial Services, LLC – Term C(3)(4)(12)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	9/30/2021	632,594	632,594	632,594	0.45%
1888 Industrial Services, LLC – Revolver(4)(5)(12)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,881,188	1,881,188	1,881,188	1.31%
4L Technologies Inc(6)	Technology Hardware, Storage & Peripheral	3M L + 4.50% (1.00% Floor)	8/21/2018	5/8/2020	10,194,409	10,103,240	7,339,974	5.13%
ACProducts, Inc	Household Durables	3M L + 5.50% (1.00% Floor)	2/26/2019	2/14/2024	9,937,500	9,465,902	9,440,625	6.60%
Bioplan USA, Inc	Containers & Packaging	3M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,623,828	13,089,944	12,942,636	9.04%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	13,079,231	12,845,118	13,079,231	9.14%
Carlton Group	Business Services	3M L + 7.00% (1.00% Floor)	3/27/2019	9/30/2022	5,425,670	5,425,670	5,425,670	3.79%
Cook & Boardman Group, LLC	Distributors	3M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,950,000	9,857,462	9,850,500	6.89%
Deluxe Toronto Ltd.(8)	Media	3M L + 5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,949,749	4,916,962	4,949,749	3.46%
Empire Office Inc	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	3/28/2019	4/12/2024	14,812,500	14,526,409	14,516,250	10.14%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,856,626	5,902,727	4,978,132	3.48%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	905,579	820,000	0.57%
FPC Holdings, Inc.	Distributors	3M L + 4.50% (1.00% Floor)	1/28/2019	4/2/2026	4,987,500	4,891,828	4,912,688	3.43%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	5,400,000	5,292,000	5,292,000	3.70%
FR Flow Control CB LLC – Term C(6)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	2,100,000	2,058,000	2,058,000	1.44%
Fusion Connect, Inc.(13)(#)	Internet Software & Services	3M L + 7.50% (1.00% Floor)	7/21/2018	5/4/2023	11,874,210	11,371,040	8,074,463	5.64%
Fusion Connect, Inc. – Super Senior Secured(6)	Internet Software & Services	3M L + 10.00% (1.00% Floor)	5/16/2019	6/3/2019	401,503	393,473	393,473	0.27%
Fusion Connect, Inc. – Superpriority Secured Debtor-In-Possession(6)	Internet Software & Services	3M L + 10.00% (1.00% Floor)	6/13/2019	10/7/2019	401,503	400,440	383,435	0.27%
GEE Group, Inc.(6)(7)	Professional Services	2M L + 18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,319,236	11,319,236	11,319,236	7.91%
Infrastructure & Energy Alternatives, Inc.(#)	Construction & Engineering	3M L + 8.25%	11/14/2018	9/25/2024	11,875,000	11,491,066	11,221,875	7.84%
Immucor, Inc.	Health Care Equipment & Supplies	3M L + 5.00% (1.00% Floor)	6/27/2017	6/15/2021	7,350,000	7,310,573	7,350,000	5.14%
KIK Custom Products Inc.	Chemicals	3M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,730,171	4,750,000	3.32%
Liberty Oilfield Services LLC(8)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,358,750	6,272,383	6,358,750	4.44%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Limbach Holdings, Inc.(#)	Construction & Engineering	1M L + 8.00% (1.00% Floor)	4/11/2019	4/12/2023	$9,230,769	$9,143,579	$9,138,462	6.39%
Montreign Operating Company, LLC	Hotels, Restaurants & Leisure	1M L + 8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,064,995	13,140,133	11,105,246	7.76%
Potpourri Group, Inc.(6)	Retail	3M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,500,000	12,350,000	12,350,000	8.63%
PR Wireless LLC(5)	Wireless Telecommunication Services	3M L + 5.25% (1.00% Floor)	11/15/2017	6/29/2020	2,293,932	2,293,932	2,293,932	1.60%
Premiere Global Services, Inc.(8)	Diversified Telecommunication Services	3M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,141,266	9,604,558	7,403,124	5.17%
ProFrac Services LLC	Energy Equipment & Services	3M L + 5.75% (1.00% Floor)	9/7/2018	9/7/2023	8,929,431	8,859,820	8,840,137	6.18%
Qualtek USA LLC	Construction & Engineering	3M L + 5.75% (1.00% Floor)	7/15/2018	7/18/2025	9,812,500	9,652,203	9,665,312	6.75%
RPX Corporation	Professional Services	3M L + 6.00%	6/8/2018	6/19/2024	9,250,000	9,167,538	9,157,500	6.40%
Sears Holding Company	Retail	3M L + 7.25% (1.00% Floor)	2/11/2019	2/12/2024	2,000,000	1,981,026	2,000,000	1.40%
Specialty Building Products Holdings LLC	Construction Materials	3M L + 5.75%	9/25/2018	9/25/2025	6,982,500	6,888,014	6,912,675	4.84%
Techniplas LLC	Auto Components	Fixed 10.00%	11/13/2018	5/1/2020	9,500,000	9,185,104	8,835,000	6.17%

Total Senior Secured First Lien Debt Investments					269,371,566	258,829,981	249,235,629	174.17%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(8)(9)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,455,174	14,943,750	10.44%
Carlton Group	Business Services	3M L + 11.50% (1.00% Floor)	3/27/2019	9/29/2023	2,000,000	2,000,000	2,000,000	1.40%
Lionbridge Technologies, Inc.(3)	Commercial Services & Supplies	1M L + 9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,812,039	12,000,000	8.39%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,701,257	9,900,000	6.92%
TouchTunes Interactive Networks, Inc.	Media	1M L + 8.25% (1.00% Floor)	5/4/2017	5/27/2022	10,451,613	10,440,999	10,451,613	7.30%
ZeroChaos Parent, LLC	Professional Services	2M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,890,900	7,860,000	5.49%

Total Senior Secured Second Lien Debt Investments					62,451,613	61,300,369	57,155,363	39.94%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)	Energy Equipment & Services				11,880	$—	$1	0.00%
Limbach Holdings, Inc.(Warrants)	Construction Materials			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					12,082	1,374,009	1	0.00%

Total Non-Controlled/Non-Affiliates					$331,835,261	$321,504,359	$306,390,993	214.11%

Liabilities in excess other assets							(163,293,325)	(114.11%)

Net Assets							$143,097,668	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	Security, or a portion thereof, unsettled as of June 30, 2019.

(7)	First Lien Unitranche Last Out Investment, which accounts for 3.69% of our investment portfolio at fair value.

(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.85% of total assets.

(9)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(10)	Securities are non-income producing.

(12)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

(13)	As of 4/1/2019, this investment has been in default.

#	Classified as non-accrual asset.

1M L — 1 month LIBOR (2.40 % as of June 30, 2019)

2M L — 2 month LIBOR (2.33 % as of June 30, 2019)

3M L — 3 month LIBOR (2.32 % as of June 30, 2019)

PIK — Payment-In-Kind

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

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

Investcorp Credit Management BDC, Inc. and subsidiaries

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

Investcorp Credit Management BDC, Inc. and subsidiaries

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

(7)	Security, or a portion thereof, unsettled as of June 30, 201.

(8)	First Lien Unitranche Last Out Investment, which accounts for 4.18% of our investment portfolio at fair value.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 15.88% of total assets.

(10)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(11)	Securities are non-income producing.

(12)	The Company’s investment in 1888 Industrial Services, LLC (Equity Interest) is held through its wholly owned subsidiary, CM Portfolio Companies LLC.

(13)	The Company’s investments in Zinc Acquisition Holdings, LP are held through its wholly owned subsidiary, Zinc Borrower Blocker, LLC.

(14)	Refer to Note 5 for more detail on the Total Return Swaps and the Embedded derivatives—Notes Payable.

1M L — 1 month LIBOR (2.09% as of June 30, 2018)
3M L — 3 month LIBOR (2.34% as of June 30, 2018)
PIK — Payment-In-Kind

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”) (formerly known as CM Finance Inc through August 30, 2019), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services — Investment Companies.

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

On June 26, 2019, the Company announced that Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank B.S.C., entered into a definitive agreement (the “Adviser Sale Agreement”) with the Cyrus Funds, Stifel Venture Corp. (“Stifel”), CM Investment Partners LLC (the “Adviser”), Michael C. Mauer and Christopher E. Jansen, the Co-Chief Investment Officers of the Adviser, whereby Investcorp would acquire the interests in the Adviser currently held by the Cyrus Funds and Stifel and pay off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”).

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, following the closing of the Investcorp Transaction (the “Closing”) and prior to the second anniversary of the date of the Closing (the “Closing Date”), Investcorp BDC will purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, which represents 5% of the Company’s common stock outstanding as of June 26, 2019, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 1. Organization – (continued)

the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “New Advisory Agreement”) and recommended that the New Advisory Agreement be submitted to the Company’s stockholders for approval at a special meeting of stockholders to be held on August 28, 2019.

Upon its election to be regulated as a BDC on February 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) and an administrative agreement (the “Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively.

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

From time-to-time, the Company may form taxable subsidiaries which are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC; at June 30, 2018, the Company had four Taxable Subsidiaries: CM Portfolio Companies LLC, U.S. Well Services Blocker, LLC, Bird Electric Blocker, LLC, and Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. On September 23, 2014, the Company formed CM Portfolio Companies LLC, a wholly owned and consolidated taxable subsidiary.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, $2,063,954, $2,839,313 and $3,015,154 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

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

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $953,928, $2,609,037 and $423,632 during the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $0 and $333,333 during the twelve months ended June 30, 2019 and June 30, 2018, respectively. The Company earned no PIK dividends during the twelve months ended June 30, 2017.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2019 or June 30, 2018.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, the Company recorded a provision for taxes of $13,778, $2,579,337, and $0, respectively, for U.S. federal and state income taxes related to Taxable Subsidiaries, respectively.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2019, June 30, 2018 and June 30, 2017, the Company recorded distributions of $13.6 million, $13.7 million and $16.5 million, respectively. The tax character of a portion of these distributions may be return of capital.

U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended June 30, 2019, June 30, 2018 and June 30, 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2019	2018	2017
Additional paid-in capital	$(46,092)	$—	$(742,700)
Distributable earnings	46,092	—	742,700

The tax character of all distributions paid by the Company during the years ended June 30, 2019, June 30, 2018 and June 30, 2017 were ordinary income.

At June 30, 2019, June 30, 2018 and June 30, 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

	As of June 30,
	2019	2018	2017
Undistributed net investment income	$6,961,406	$7,140,649	$1,314,066
Accumulated capital gains (losses) and other	(21,939,217)	(2,474,763)	—
Capital loss carryover	(21,270,472)	(18,612,517)	(11,231,827)
Unrealized appreciation (depreciation)	(15,113,364)	(9,055,269)	(17,062,588)
Distributions payable	(3,404,923)	(3,417,848)	(3,422,307)

Components of tax distributable earnings at year end	$(54,766,570)	$(26,419,748)	$(30,402,656)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period, and will retain their character as either short-term or long-term capital losses. As of June 30, 2019, the Company had a net short-term capital loss carryforward of $1,177,259 and a net long-term capital loss carryforward of $20,093,213 available to be carried forward for an indefinite period.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

A RIC may elect to defer any capital losses incurred after October 31, 2018 (“post-October”) to the beginning of the following fiscal year. As of June 30, 2019, the Company had a post-October short-term capital loss deferral of $220,936 and a post-October long-term capital loss deferral of $21,718,281. These losses are deemed to arise on July 1, 2019.

In addition, as of June 30, 2018, and June 30, 2017, the wholly owned taxable subsidiary, CM Portfolio Companies LLC recorded a deferred tax asset and a corresponding valuation allowance of approximately $172,769 and $557,059, respectively.

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

As of June 30, 2019, June 30, 2018 and June 30, 2017, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a new discretionary repurchase program of up to $5.0 million shares of our common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the year ended June 30, 2019, the Company repurchased 42,214 shares of common stock on the open market for $358,531 (including commissions). During the period ended June 30, 2018, the Company repurchased 42,627 shares of common stock on the open market for $390,178 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

m. Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of cash flows (Topic 230): Restricted Cash” or ASU 2016-18. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this guidance on July 1, 2018. The

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 2. Significant Accounting Policies – (continued)

adoption included retrospectively adjusting the 2017 consolidated statements of cash flows to include restricted cash to beginning of the period and end of period cash and cash equivalents. Additionally, net cash (used in)/provided by financing activities was adjusted to include changes in restricted cash. The adoption did not have a material impact on our consolidated financial statements.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on the Company’s consolidated financial statements and disclosures.

Certain items in the June 30, 2018 and June 30, 2017 consolidated financial statements has been reclassified to conform to the June 30, 2019 presentation with no effect on net income.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 4. Investments – (continued)

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Twelve Months Ended June 30,
	2019	2018	2017
Investment purchases, at cost (including PIK interest)	$202,887,428	$175,180,629	$134,658,719
Investment sales and repayments	165,479,578	137,045,592	162,646,483

The composition of the Company’s investments as of June 30, 2019, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$247,510,745	76.98%	$237.916.393	77.66%
Unitranche First Lien Debt Investment	11,319,236	3.52	11,319,236	3.69
Senior Secured Second Lien Debt Investments	61,300,369	19.07	57,155,363	18.65
Equity, Warrants and Other Investments	1,374,009	0.43	1	0.00

Total	$321,504,359	100.00%	$306,390,993	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The Company adopted the Global Industry Classification Standard (“GICS”) codes to identify industry groupings in 2018. The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,415,967	13.52%
Energy Equipment & Services	31,276,442	10.21
Media	30,345,112	9.91
Construction & Engineering	30,025,649	9.80
Commercial Services & Supplies	26,516,250	8.65
Diversified Telecommunication Services	17,303,124	5.65
Distributors	14,763,188	4.82
Retail	14,350,000	4.68
Containers & Packaging	12,942,636	4.22
Hotels, Restaurants & Leisure	11,105,246	3.62
Household Durables	9,440,625	3.08
Internet Software & Services	8,851,371	2.89
Auto Components	8,835,000	2.88
Business Services	7,425,670	2.42
Trading Companies & Distributors	7,350,000	2.40
Health Care Equipment & Supplies	7,350,000	2.40
Technology Hardware, Storage & Peripherals	7,339,974	2.40
Construction Materials	6,912,675	2.26
IT Services	5,798,132	1.89
Chemicals	4,750,000	1.55
Wireless Telecommunication Services	2,293,932	0.75

Total	$306,390,993	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 4. Investments – (continued)

The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2018:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,040,567	13.98%
Hotels, Restaurants & Leisure	33,336,195	11.36
Energy Equipment & Services	32,196,779	10.97
Media	31,950,000	10.88
Commercial Services & Supplies	31,600,000	10.76
IT Services	28,009,599	9.54
Diversified Telecommunication Services	24,933,557	8.49
Oil, Gas & Consumable Fuels	24,180,000	8.24
Distributors	12,468,750	4.25
Health Care Providers & Services	11,312,696	3.85
Chemicals	8,023,000	2.73
Health Care Equipment & Supplies	7,499,250	2.55
Electronic Equipment	6,580,000	2.24
Wireless Telecommunication Services	461,620	0.16

Total	$293,592,013	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2019:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$112,966,230	36.87%
U.S. Midwest	48,834,830	15.94
U.S. Southeast	45,178,967	14.74
International	27,243,499	8.89
U.S. West	25,235,056	8.24
U.S. Mid-Atlantic	23,738,962	7.75
U.S. Southwest	23,193,449	7.57

Total	$306,390,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2018:

	Fair Value	Percentage Total Portfolio
U.S. West	$74,078,950	25.23%
U.S. Northeast	57,586,322	19.62
U.S. Southeast	53,203,880	18.12
U.S. Southwest	43,208,281	14.72
U.S. Midwest	29,251,885	9.96
International	24,950,000	8.50
U.S. Mid-Atlantic	11,312,695	3.85

Total	$293,592,013	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 4. Investments – (continued)

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended June 30, 2019, the Company made investments in new and existing portfolio companies of approximately $137.8 million and $52.3 million, respectively, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2019, the Company made investments of $3.2 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

At June 30, 2019, the Company held no derivative contracts.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2019	2018	2017
Total Return Swaps	$(229,918)	$(5,600,583)	$(3,241,158)
Embedded derivatives Notes Payable	229,918	5,600,583	3,241,158

Total	$—	$—	$—

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$249,235,629	$249,235,629
Senior Secured Second Lien Debt Investments	—	—	57,155,363	57,155,363
Equity, Warrants and Other Investments	—	—	1	1

Total Investments	—	—	306,390,993	306,390,993

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	185,409,054	16,706,250	—	—	202,115,304
Sales	(89,397,151)	(74,144,637)	—	(1,307,500)	(164,849,288)
Amortization	1,365,378	2,066,827	—	—	3,432,205
Net realized gains (losses)	62,768	(22,688,414)	—	784,500	(21,841,146)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(13,340,736)	8,014,383	(731,742)		(6,058,095)

Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2019	$(12,976,063)	$(4,920,536)	$—	$—	$(17,896,599)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 4. Investments – (continued)

	Total Return Swaps	Embedded derivatives – Notes Payable	Total Derivatives
Balance as of June 30, 2018	$(229,918)	$229,918	$—
Net change in unrealized (depreciation) appreciation	229,918	229,918	—

Balance as of June 30, 2019	$—	$—	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2019	$—	$—	$—

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

During the twelve months ended June 30, 2019 and June 30, 2018, the Company did not transfer any investments among Levels 1 and 2 and 3.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 4. Investments – (continued)

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2019 and June 30, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of June 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$58,178,487	Yield Analysis	Market Yields	12.1%	5.5% – 24.9%
Unitranche First Lien Debt Investments	11,319,236	Discounted Cash Flow	Discount Rate	21.8%	20.6% – 23.1%
Senior Secured First Lien Debt Investments	127,490,234	Discounted Cash Flow	Discount Rate	10.1%	5.1% – 26.3%
Senior Secured First Lien Debt Investments	21,179,709	Broker Quoted	Market Comparable	79.6%	65.0% – 101.3%
Senior Secured First Lien Debt Investments	31,067,964	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	2,000,000	Yield Analysis	Market Yields	16.7%	16.2% – 17.2%
Senior Secured Second Lien Debt Investments	55,155,363	Discounted Cash Flow	Discount Rate	15.1%	9.6% – 31.1%
Equity, Warrants and Other Investments	1	EV Multiple	EBITDA Multiple	0.0x	0.0x – 0.0x

	Fair Value as of June 30, 2018	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$40,599,649	Yield Analysis	Market Yields	10.3%	6.7% – 16.4%
Unitranche First Lien Debt Investments	12,286,453	Discounted Cash Flow	Discount Rate	17.2%	15.7% – 18.7%
Senior Secured First Lien Debt Investments	65,321,315	Discounted Cash Flow	Discount Rate	8.2%	5.7% – 11.7%
Senior Secured First Lien Debt Investments	12,935,744	Broker Quoted	Market Comparable	98.0%	97.0% – 99.0%
Senior Secured First Lien Debt Investments	37,859,599	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	53,340,953	Yield Analysis	Market Yields	18.8%	10.7% – 43.5%
Senior Secured Second Lien Debt Investments	69,993,557	Discounted Cash Flow	Discount Rate	11.6%	7.6% – 16.2%
Equity, Warrants and Other Investments	1,254,743	EV Multiple	EBITDA Multiple	0.0x	0.0x – 0.0x
Total Return Swaps	(229,918)	Intrinsic Value	Intrinsic Value	N/A	N/A
Embedded derivatives – Note Payable	229,918	Intrinsic Value	Intrinsic Value	N/A	N/A

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017, November 20, 2017 and June 21, 2019, the Company, through SPV, entered into a $122.0 million financing transaction (the “Term Financing”) due December 5, 2021 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Prior to June 21, 2019, borrowings under the Term Financing bore interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing.

On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On September 30, 2019, with the consent of UBS, we can opt (the “Option’) to increase our Term Financing by up to $53.0 million, expanding the Term Financing to $175.0 million. Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% (if the Option was not exercised) or 2.90% if the Option was exercised from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through October 14, 2019, which is the date before the Option Exercise Date, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the Option Exercise Date through December 5, 2021.

As of June 30, 2019 and June 30, 2018, there were $122.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On December 4, 2013, as amended on September 26, 2014 and July 17, 2015, the Company, through SPV, entered into a $50.0 million revolving financing (the “2013 UBS Revolving Financing”), which expired in accordance with its terms on December 5, 2016. From December 4, 2013 through September 24, 2014, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.10% per annum on drawn amounts and 0.50% per annum on any undrawn portion. From September 26, 2014 through December 5, 2016, the 2013 UBS Revolving Financing bore interest at a fixed rate of 2.00% on drawn amounts and 0.50% per annum on any undrawn portion. As of June 30, 2019 and June 30, 2018, there were no borrowings outstanding under the 2013 UBS Revolving Financing.

The initial financing transaction with UBS was executed in four steps:

First, the Company organized SPV, a consolidated wholly owned bankruptcy remote special purpose vehicle in the Cayman Islands to purchase the SPV Assets through (i) the issuance and sale of notes secured by the SPV Assets (the “Term Notes”) to UBS and the Company and (ii) the transfer of cash to the Company. UBS purchased Term Notes with a face value of $76.5 million, which represent 51% of the Term Notes issued and outstanding, for $76.5 million in cash. The Company purchased Term Notes with a face value of $73.5 million (which are eliminated in consolidation), which represent 49% of the Term Notes issued and outstanding. Under

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 5. Notes Payable – (continued)

the terms of the indenture under which the Term Notes were issued (the “Indenture”), the holders of the Term Notes are entitled to (i) periodic interest payments equal to their pro rata portion of the interest collected on the assets held by SPV and (ii) their pro-rata portion of the net appreciation (depreciation) on the SPV Assets at maturity (the “Total Return of the Term Notes”). This represents the embedded derivative in the Term Notes payable from SPV to UBS. On September 26, 2014, the Company increased the size of the Term Financing to $102.0 million. In connection with the upsize, UBS purchased additional Term Notes with a face value of $25.5 million for $25.5 million in cash. The Company also purchased additional Term Notes with a face value of $24.5 million.

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

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the facility to $30.0 million. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2019 and June 30, 2018, there were $11.0 million and $17.8 in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2019 and June 30, 2018, the fair value of the Notes Payable was estimated at $133.0 million and $119.8 million, respectively, which the Company concluded was a Level 3 fair value.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 5. Notes Payable – (continued)

On November 9, 2016, the Company entered into the $50.0 million Senior Secured Revolving Credit Facility (the “Citi Revolving Financing”) with Citibank, N.A. (“Citibank”), which was secured by collateral consisting primarily of commercial loans and corporate bonds. There were no upfront costs paid in the establishment of the Citi Revolving Financing.

Borrowings under the Citi Revolving Financing generally bore interest at a rate per annum equal to LIBOR plus 4.85%. The default interest rate was equal to the interest rate then in effect plus 2.00%. The Citi Revolving Financing required the payment of an unused fee of 2.85% annually for any undrawn amounts below 75% of the Citi Revolving Financing, and 0.75% annually for any undrawn amounts above 75% of the Citi Revolving Financing. Borrowings under the Citi Revolving Financing were based on a borrowing base. The Citi Revolving Financing generally required payment of interest on a quarterly basis and all outstanding principal was due upon maturity. The Citi Revolving Financing also required mandatory prepayment of interest and principal upon certain events. As of June 30, 2019 and June 30, 2018, there were no borrowings outstanding under the Citi Revolving Financing.

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

As of June 30, 2019, the outstanding principal balance of the Notes was approximately $34.5 million and had an estimated fair value of $35.4 million based on the closing price as of June 30, 2019 as traded on NASDAQ.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 5. Notes Payable – (continued)

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing, and the Citi Revolving Financing up until its expiration, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2019, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, and with the Citi Revolving Financing, the “Financing Facilities”). As of June 30, 2018, SPV and LLC had assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the UBS Financing Facility. For the twelve months ended June 30, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $109.3 million and 5.04%, respectively. For the twelve months ended June 30, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $120.9 million and 4.46%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 23, 2018	September 17, 2018	September 18, 2018	October 5, 2018	$0.2500	1st 2019
November 6, 2018	December 13, 2018	December 14, 2018	January 3, 2019	$0.2500	2nd 2019
February 5, 2019	March 14, 2019	March 15, 2019	April 4, 2019	$0.2500	3rd 2019
May 1, 2019	June 13, 2019	June 14, 2018	July 5, 2019	$0.2500	4th 2019

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments as of June 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$495,050	$—	0.50	9/30/21
Fusion Connect Inc.	391,465	—	—	10/3/19
Limbach Holdings Inc.	5,769,230	—	—	4/12/23

Total Unfunded Commitments	$6,655,745	$—

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

For the twelve months ended June 30, 2019, $5,436,135 in base management fees were earned by the Adviser, of which $0 was payable at June 30, 2019. For the twelve months ended June 30, 2018, $4,871,706 in base management fees were earned by the Adviser, of which $1,319,853 was payable at June 30, 2018. For the twelve months ended June 30, 2017, $4,652,064 in base management fees were earned by the Adviser, of which $1,132,391 was payable at June 30, 2017.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 7. Agreements and Related Party Transactions – (continued)

For the twelve months ended June 30, 2019, the Company incurred $1,720,707 of incentive fees related to pre-incentive fee net investment income of which $503,229 was voluntarily waived by the Adviser. As of June 30, 2019, $545,991 of such incentive fees are currently payable to the Adviser and $561,991 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2018, the Company incurred $3,932,710 of incentive fees related to pre-incentive fee net investment income of which $527,224 was voluntarily waived by the Adviser. As of June 30, 2018, $2,294,678 of such incentive fees are currently payable to the Adviser and $772,234 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2017, the Company incurred $1,289,927 of incentive fees related to pre-incentive fee net investment income of which $249,071 was voluntarily waived by the Adviser. As of June 30, 2017, $43,010 of such incentive fees are currently payable to the Adviser and $231,063 of pre-incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

The capital gains incentive fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2019, June 30, 2018 and June 30, 2017, there were no capital gains incentive fee earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

The Company entered into an administration agreement with the Adviser (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 7. Agreements and Related Party Transactions – (continued)

provide such assistance. The Adviser has also retained the services of accounting and back office professionals on an as-needed basis through a services agreement with the Cyrus Capital Partners, L.P. to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement. The Company incurred costs of $1,354,247 under the Administration Agreement for the twelve months ended June 30, 2019. The Company incurred costs of $1,198,397 under the Administration Agreement for the twelve months ended June 30, 2018. The Company incurred costs of $987,286 under the Administration Agreement for the twelve months ended June 30, 2017.

As of June 30, 2019 and June 30, 2018, the Company recorded $0 and $0, respectively, in accrued expenses and other liabilities on its Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

As of June 30, 2019, three of the investment professionals employed by the Adviser as part of its investment team are also employees of Stifel, Nicolaus & Company, Incorporated or its affiliates and are members of the Adviser’s investment committee designated by Stifel. Although these three investment professionals dedicate substantially all of their time to the business and activities of the Adviser, they are dual employees of both Stifel, Nicolaus & Company, Incorporated or its affiliates and the Adviser. In addition, a member of the Adviser’s investment committee is an employee of Stifel, Nicolaus & Company, Incorporated or its affiliates and as a result, may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated or its affiliates. As of June 30, 2019, Stifel owned approximately 16.0% of the Company’s outstanding common stock, and also holds a 20.0% interest in the Adviser.

Note 8. Directors Fees

Each of the Company’s independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee,

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 8. Directors Fees – (continued)

the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017, the Company recorded directors’ fees of $405,000, $402,240 and $501,233 , respectively. As of June 30, 2019 and June 30, 2018, the Company recorded directors’ fees payable of $95,240 and $99,296, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017
Net increase (decrease) in net assets resulting from operations	$(14,542,229)	$15,625,480	$23,579,465
Weighted average shares of common stock outstanding	13,630,661	13,689,823	13,686,288
Basic/diluted net increase (decrease) in net assets from operations per share	$(1.07)	$1.14	$1.72

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500

*	Special distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017:

	Twelve months ended June 30,
	2019		2018		2017
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$13,640,442	100%	$13,685,762	100%	$16,467,071	100%
Long-term capital gains	—	—	—	—	—	—

Total	$13,640,442	100%	$13,685,762	100%	$16,467,071	100%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock of up to $5.0 million until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock. During the period ended June 30, 2019, the Company repurchased 42,214 shares of common stock on the open market for $358,531. The Company’s NAV per share increased by approximately $0.01 for the period ended June 30, 2019 as a result of the share repurchases. During the period ended June 30, 2018, the Company repurchased 42,627 shares of common stock on the open market for $390,178. The Company’s NAV per share increased by approximately $0.01 for the period ended June 30, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the periods ended June 30, 2019 and June 30, 2018:

	For the Period Ended June 30,
	2019	2018
Number of shares repurchased	42,214	42,627
Cost of shares repurchased, including commissions	$358,573	$390,178
Weighted average price per share	$8.44	$9.10
Net asset value per share at period end	$10.51	$12.55
Weighted average discount to period end net asset value	24.5%	27.5%

Note 12. Share Transactions

The following table summarizes the total shares issued and repurchased for the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017:

	Twelve months ended June 30,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,649,504	$200,203,363	13,689,221	$200,568,530	13,679,686	$200,482,695
Reinvestments of stockholder distributions	12,400	102,456	2,910	25,011	9,535	85,835
Retirement of repurchased shares	(42,214)	(358,531)	(42,627)	(390,178)	—	—

Balance at end of year	13,619,690	$199,947,288	13,649,504	$200,203,363	13,689,221	$200,568,530

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the twelve months ended June 30, 2019	For the twelve months ended June 30, 2018	For the twelve months ended June 30, 2017	For the twelve months ended June 30, 2016	For the twelve months ended June 30, 2015
Per Share Data:(1)
Net asset value, beginning of period	$12.57	$12.41	$11.90	$14.41	$14.65
Net investment income	0.99	1.39	1.15	1.45	1.48
Net realized and unrealized gains (losses)	(2.06)	(0.24)	0.56	(2.13)	(0.35)

Net increase (decrease) in net assets resulting from operations	(1.07)	1.15	1.71	(0.68)	1.13

Capital transactions(2)
Share repurchases	0.01	0.01	—	—	—
Dividends from net investment income	(1.00)	(1.00)	(1.20)	(1.51)	(1.37)
Distributions from net realized gains	—	—	—	(0.32)	—

Net decrease in net assets resulting from capital transactions	(0.99)	(0.99)	(1.20)	(1.83)	(1.37)
Offering costs	—	—	—	—	—

Net asset value, end of period	$10.51	$12.57	$12.41	$11.90	$14.41

Market value per share, end of period	$7.61	$8.90	$10.00	$8.88	$13.61
Total return based on market value(3)	1.49%	0.01%	27.93%	(21.26)%	4.23%
Shares outstanding at end of period	13,619,690	13,649,504	13,689,221	13,679,686	13,667,267

Ratio/Supplemental Data:
Net assets, at end of year	$143,083,980	$171,522,666	$169,948,112	$162,749,883	$196,950,849
Ratio of total expenses to average net assets	13.58%	13.06%	9.38%	8.97%	8.95%
Ratio of net expenses to average net assets	13.26%	12.76%	9.23%	8.97%	8.36%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	6.13%	4.10%	3.42%	3.13%	2.37%
Ratio of net investment income before fee waiver to average net assets	8.26%	11.40%	9.31%	11.33%	9.54%
Ratio of net investment income after fee waiver to average net assets	8.58%	11.10%	9.46%	11.33%	10.13%
Total Notes Payable	$167,529,670	$119,823,000	$102,000,000	$132,478,329	$150,847,459
Asset Coverage Ratio(6)	1.85	2.43	2.67	2.23	2.31
Portfolio Turnover Rate	51%	52%	52%	21%	46%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the twelve months ended June 30, 2019, June 30, 2018 and June 30, 2017:

	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017
Loan Amendment/Consent Fee	$718,548	$152,308	$1,112,250

Other Fee Income	$718,548	$152,308	$1,112,250

Note 15. Tax Information

As of June 30, 2019, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$321,504,360

Gross unrealized appreciation	3,259,980
Gross unrealized depreciation	(18,373,346)

Net unrealized investment depreciation	$(15,113,366)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 15. Tax Information – (continued)

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$302,647,282

Gross unrealized appreciation	6,015,163
Gross unrealized depreciation	(15,070,432)

Net unrealized investment depreciation	$(9,055,269)

Note 16. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2019	For the Quarter Ended March 31, 2019	For the Quarter Ended December 31, 2018	For the Quarter Ended September 30, 2018
Total Investment Income	$8,121,417	$8,722,591	$9,298,924	$8,254,890
Total Investment Income per Common Share	0.60	0.64	0.68	0.60
Net Investment Income	2,980,787	3,403,422	3,718,912	3,409,496
Net Investment Income per Common Share	0.22	0.25	0.27	0.25
Net Realized and Unrealized Gain (Loss)	(8,197,445)	(4,760,960)	(13,101,208)	(1,981,455)
Net Realized and Unrealized Gain (Loss) per Common Share	(0.60)	(0.35)	(0.96)	(0.15)
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,216,658)	(1,357,538)	(9,382,296)	1,428,041
Basic and Diluted Earnings per Common Share	(0.38)	(0.10)	(0.69)	0.10
Net Asset Value per Common Share at End of Quarter	10.51	11.14	11.49	12.41

	For the Quarter Ended June 30, 2018	For the Quarter Ended March 31, 2018	For the Quarter Ended December 31, 2017	For the Quarter Ended September 30, 2017
Total Investment Income	$16,942,191	$8,671,377	$8,449,774	$6,728,410
Total Investment Income per Common Share	1.24	0.63	0.62	0.49
Net Investment Income	8,539,905	3,733,424	3,687,129	3,016,176
Net Investment Income per Common Share	0.62	0.27	0.27	0.22
Net Realized and Unrealized Gain	(4,999,323)	357,611	1,172,018	119,541
Net Realized and Unrealized Gain per Common Share	(0.37)	0.03	0.10	0.01
Net Increase in Net Assets Resulting from Operations	4,196,512	4,091,035	4,859,147	3,135,717
Basic and Diluted Earnings per Common Share	0.26	0.30	0.35	0.23
Net Asset Value per Common Share at End of Quarter	12.57	12.55	12.50	12.39

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the twelve months ended June 30, 2019 through September 9, 2019, the Company invested $19.8 million in three new portfolio companies and received repayment or sales proceeds of $15.2 million.

On August 28, 2019, the Company’s board of directors declared a distribution for the quarter ended September 30, 2019 of $0.25 per share payable on October 16, 2019 to stockholders of record as of September 26, 2019.

On August 30, 2019, in connection with the Closing, the Company entered into the New Advisory Agreement and a new administration agreement (the “New Administration Agreement”) with the Adviser as our investment adviser and administrator, respectively. The New Advisory Agreement and the New Administration Agreement are substantially similar to the Advisory Agreement and the Administration Agreement, respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc. and, effective September 3, 2019, the trading symbol on the NASDAQ Global Select Market for shares of our common stock changed from “CMFN” to “ICMB”.

Effective August 30, 2019, the Adviser has also retained the services of accounting and back office professionals on an as-needed basis through a services agreement with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp, to assist the Adviser in fulfilling certain of its obligations to the Company under the New Administration Agreement.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2019.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2019.

(c) Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has issued its report on our internal control over financial reporting, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(3)

4.4	Form of 6.125% Notes Due 2023 (Filed as Exhibit A to Form of First Supplemental Indenture referred to in Exhibit 4.3)(3)

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between the Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.7	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(5)

10.8	Second Amended and Restated Revolving Credit Note Agreement by and among Registrant, CM SPV Ltd., UBS, and U.S. Bank, as Revolving Credit Note Agent and Trustee(7)

10.9	Sixth Supplemental Indenture with an attached Sixth Amended and Restated Indenture between CM SPV and U.S. Bank(7)

10.10	Amendment Agreement by and among CM SPV Ltd., CM Investment Partners LLC and U.S. Bank, as Collateral Administrator, amending the Collateral Administration Agreement and the Collateral Management Agreement(7)

10.11	Contribution Agreement between Registrant and CM SPV Ltd.(7)

10.12	Total Return Swap Transaction Confirmation Letter Agreement between UBS and Registrant regarding the Class A-R Notes (7)

10.13	Global Master Repurchase Agreement and Annexes thereto (the “GMRA”), dated as of June 11, 2019, between UBS and Registrant(7)

10.14	Confirmation under the GMRA with respect to the Class A-1 Notes and the Class A-2 Notes (the “Term Confirmation”), between Registrant and UBS(7)

10.15	Confirmation under the GMRA with respect to the Revolving Financing (the “Revolving Confirmation”), between Registrant and UBS(7)

10.16	Subscription Agreement with respect to the Class A-2 Notes sale, between Registrant and UBS Securities LLC, as placement agent(7)

10.17	Placement Agency Agreement, between CM SPV Ltd. and the Placement Agent(7)

10.18	Second Amended and Restated Account Control Agreement, among CM SPV Ltd. and U.S. Bank as Revolving Credit Note Agent and Trustee(7)

10.19	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.20	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

14.1	Code of Ethics of Registrant(1)

21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-223999), filed on April 9, 2019.

(3)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(6)	Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed on September 6, 2017.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on June 27, 2019.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on July 1, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 13, 2019	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 13, 2019	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 13, 2019	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 13, 2019	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 13, 2019	/s/ Keith Lee
Keith Lee Director

Date: September 13, 2019	/s/ Julie Persily
Julie Persily Director

Date: September 13, 2019	/s/ Robert P. Ryder
Robert P. Ryder Director

Date: September 13, 2019	/s/ Robert T. Wagner
Robert T. Wagner Director