Form 10-Q
period 2019-09-30
Investcorp Credit Management BDC, Inc.
filed 2019-11-12
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 7, 2019 was 13,625,032.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2019 (Unaudited)	June 30, 2019
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $321,790,048 and $321,504,359, respectively)	$302,204,646	$306,390,993
Cash	3,428,615	19,706,281
Cash, restricted	7,403,479	6,589,901
Receivable for investments sold	2,670,233	820,332
Interest receivable	3,321,581	3,090,639
Deferred offering costs	121,922	121,922
Prepaid expenses and other assets	179,459	227,924

Total Assets	$319,329,935	$336,947,992

Liabilities
Notes payable:
Term loan	$122,000,000	$122,000,000
Revolving credit facility	19,047,551	11,026,670
2023 Notes payable	34,500,000	34,500,000
Deferred debt issuance costs	(1,753,135)	(2,000,262)

Notes payable, net	173,794,416	165,526,408
Payable for investments purchased	385,644	22,276,343
Dividend payable	3,406,383	3,404,923
Deferred financing costs payable	1,037,000	1,037,000
Income-based incentive fees payable	545,639	545,991
Base management fees payable	436,965	—
Accrued provision for taxes	—	13,778
Interest payable	836,602	724,222
Directors’ fees payable	75,480	95,240
Accrued expenses and other liabilities	—	240,197

Total Liabilities	180,518,129	193,864,102
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,625,533 and 13,619,690 shares issued and outstanding, respectively)	13,626	13,620
Additional paid-in capital	198,485,768	198,398,831
Distributable earnings (losses)	(59,687,588)	(55,328,561)

Total Net Assets	138,811,806	143,083,890

Total Liabilities and Net Assets	$319,329,935	$336,947,992

Net Asset Value Per Share	$10.19	$10.51

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2019	2018
Investment Income:
Interest income	$7,570,262	$7,654,840
Payment in-kind interest income	907,777	413,620
Dividend income	—	31,275
Other fee income	80,395	155,155

Total investment income	8,558,434	8,254,890

Expenses:
Interest expense	2,351,745	2,264,857
Base management fees	1,355,078	1,351,855
Income-based incentive fees	—	120,321
Professional fees	309,853	232,800
Allocation of administrative costs from advisor	352,000	338,063
Amortization of deferred debt issuance costs	195,377	195,377
Insurance expense	83,762	84,440
Directors’ fees	82,500	101,250
Custodian and administrator fees	129,872	7,500
Offering expense	51,750	51,750
Other expenses	156,270	119,181

Total expenses	5,068,207	4,867,394
Waiver of base management fees	(44,183)	—
Waiver of income-based incentive fees	—	(22,000)

Net expenses	5,024,024	4,845,394

Net investment income	3,534,410	3,409,496

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	31,073	(258,192)
Net change in unrealized appreciation (depreciation) in value of investments	(4,472,035)	(1,723,263)

Total realized and unrealized gain (loss) on investments	(4,440,962)	(1,981,455)

Net increase (decrease) in net assets resulting from operations	$(906,552)	$1,428,041

Basic and diluted:
Net investment income per share	$0.26	$0.25
Earnings per share	$(0.07)	$0.10
Weighted average shares of common stock outstanding	13,625,279	13,650,097
Distributions paid per common share	$0.25	$0.25

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2019	2018
Net assets at beginning of year	$143,083,890	$171,522,666

Increase (decrease) in net assets resulting from operations:
Net investment income	3,534,410	3,409,496
Net realized gain/(loss) on investments	31,073	(258,192)
Net change in unrealized appreciation (depreciation) on investments	(4,472,035)	(1,723,263)

Net increase (decrease) in net assets resulting from operations	(906,552)	1,428,041

Stockholder distributions:
Distributions from net investment income	(3,406,383)	(3,412,531)

Net decrease in net assets resulting from stockholder distributions	(3,406,383)	(3,412,531)

Capital transactions:
Reinvestments of stockholder distributions	40,851	5,418
Repurchase of common stock	—	(101,195)

Net increase (decrease) in net assets resulting from capital transactions	40,851	(95,777)

Net increase (decrease) in net assets	(4,272,084)	(2,080,267)

Net assets at end of period (including distributions in excess of net investment income of $(1,503,971) and $2,947,532, respectively)	$138,811,806	$169,442,399

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(906,552)	$1,428,041

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(20,288,177)	(53,946,493)
Payment in-kind interest	(902,282)	(413,620)
Sales and repayments of investments	21,499,786	15,544,096
Net realized (gain) loss on investments	(31,073)	258,192
Net change in unrealized (appreciation) depreciation on investments	4,472,035	1,723,263
Amortization of discount/premium on investments	(563,942)	(267,897)
Amortization of deferred debt issuance costs	247,127	195,377
Net (increase) decrease in operating assets:
Interest receivable	(230,942)	449,414
Receivable for investments sold	(1,849,901)	5,847,368
Other receivables	—	245,550
Prepaid expenses and other assets	48,465	94,688
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(21,890,699)	2,589,876
Interest payable	112,380	629,136
Accrued provision for income taxes	(13,778)	(2,579,337)
Directors fees payable	(19,760)	(1,623)
Accrued expenses and other liabilities	(240,197)	(153,647)
Base management fees payable	436,965	32,002
Income-based incentive fees payable	(352)	98,321

Net cash provided by (used in) operating activities	20,120,897	(28,227,293)

Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(983,250)
Distributions to stockholders	(3,364,072)	(3,412,430)
Repurchase of common stock	—	(101,195)
Proceeds from 2023 Notes	—	34,500,000
Proceeds from borrowing on revolving credit facility	8,020,881	11,843,470
Repayments of borrowing on revolving credit facility	—	(17,823,000)

Net cash provided by (used in) financing activities	4,656,809	24,023,595

Net change in cash	(15,464,088)	(4,203,698)

Cash:
Cash and restricted cash at beginning of period	26,296,182	8,326,714

Cash and restricted cash at end of period	$10,832,094	$4,123,016

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$2,239,365	$1,635,721
Cash paid for taxes	$23,644	$2,581,805
Issuance of shares pursuant to Dividend Reinvestment Plan	$40,851	$5,418
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/ Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,126,774	$5,126,774	$5,126,774	3.69%
1888 Industrial Services, LLC – Term B(3)(4)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	12,975,190	7,201,084	7,785,114	5.61%
1888 Industrial Services, LLC – Term C(3)(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	644,702	644,702	644,702	0.47%
1888 Industrial Services, LLC – Term D(3)(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/30/2021	99,349	99,349	99,349	0.07%
1888 Industrial Services, LLC – Revolver(4)(5)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/11/2016	9/30/2021	2,417,340	2,417,340	2,417,340	1.74%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 4.50% (1.00% Floor)	8/21/2018	5/8/2020	10,164,426	10,099,508	6,301,944	4.54%
ACProducts, Inc	Household Durables	3M L + 5.50% (1.00% Floor)	2/26/2019	2/14/2024	9,875,000	9,427,014	9,677,500	6.97%
Bioplan USA, Inc	Containers & Packaging	3M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,588,256	13,109,887	12,908,843	9.30%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	13,079,231	12,857,410	13,079,231	9.42%
CB URS Holdings Corporation	Road &Rail	3M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,960,422	4,905,387	4,904,865	3.53%
Carlton Group	Business Services	3M L + 7.00% (1.00% Floor)	3/27/2019	9/30/2022	5,330,617	5,330,617	5,383,924	3.88%
Cook & Boardman Group, LLC	Distributors	3M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,925,000	9,835,357	9,825,750	7.08%
Deluxe Toronto Ltd.(8)	Media	3M L + 5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,939,249	4,912,033	4,815,767	3.47%
Empire Office Inc	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	3/28/2019	4/12/2024	14,625,000	14,354,341	14,332,500	10.33%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,818,347	5,862,275	4,072,843	2.94%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	910,113	700,000	0.50%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	5,386,500	5,281,377	5,278,770	3.80%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	2,100,000	2,059,014	2,058,000	1.48%
Fusion Connect, Inc.(12)(#)	Internet Software & Services	3M L + 7.50% (1.00% Floor)	7/21/2018	5/4/2023	11,874,210	11,389,819	7,480,753	5.39%
Fusion Connect, Inc. – Superpriority Secured Debtor-In-Possession(6)	Internet Software & Services	3M L + 10.00% (1.00% Floor)	6/13/2019	11/7/2019	803,005	794,976	803,005	0.58%
GEE Group, Inc.(7)	Professional Services	2M L + 18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,185,769	11,319,236	11,185,769	8.06%
Hyperion Materials & Technologies, Inc.	Construction & Engineering	3M L + 5.50% (1.00% Floor)	8/16/2019	8/23/2026	10,000,000	9,801,067	9,800,000	7.06%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 8.25%	11/14/2018	9/25/2024	11,570,313	11,210,205	11,338,906	8.17%
KIK Custom Products Inc.	Chemicals	3M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,745,246	4,750,000	3.42%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Liberty Oilfield Services LLC(8)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	$6,308,750	$6,229,131	$6,308,750	4.55%
Limbach Holdings, Inc.	Construction & Engineering	1M L + 8.00% (1.00% Floor)	4/11/2019	4/12/2023	9,230,769	9,149,392	9,138,462	6.58%
Montreign Operating Company, LLC	Hotels, Restaurants & Leisure	1M L + 8.25% (1.00% Floor)	12/16/2016	1/24/2023	13,031,913	13,105,315	12,119,679	8.73%
Northstar Group Services Inc.(6)	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	5,000,000	4,950,219	4,950,000	3.57%
Potpourri Group, Inc.	Retail	3M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,421,875	12,278,402	12,272,813	8.84%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,141,266	9,637,841	7,403,124	5.33%
ProFrac Services LLC	Energy Equipment & Services	3M L + 5.75% (1.00% Floor)	9/7/2018	9/7/2023	8,929,431	8,864,976	8,840,137	6.37%
Qualtek USA LLC	Construction & Engineering	3M L + 5.75% (1.00% Floor)	7/15/2018	7/18/2025	9,750,000	9,595,872	9,603,750	6.92%
RPX Corporation	Professional Services	3M L + 6.00%	6/8/2018	6/19/2024	8,437,500	8,365,481	8,353,125	6.02%
Specialty Building Products Holdings LLC	Construction Materials	3M L + 5.75%	9/25/2018	9/25/2025	3,972,519	3,921,732	3,932,794	2.83%
Techniplas LLC	Auto Components	Fixed 10.00%	11/13/2018	5/1/2020	9,500,000	9,262,618	8,835,000	6.36%

Total Senior Secured First Lien Debt Investments					269,212,723	259,055,110	246,529,238	177.60%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(8)(9)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,484,619	14,943,750	10.77%
Carlton Group	Business Services	3M L + 11.50% (1.00% Floor)	3/27/2019	9/29/2023	2,000,000	2,000,000	2,020,000	1.46%
Lionbridge Technologies, Inc.(3)	Commercial Services & Supplies	1M L + 9.75% (1.00% Floor)	2/6/2017	2/28/2025	12,000,000	11,818,090	12,000,000	8.64%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,000,000	14,719,908	8,400,000	6.05%
TouchTunes Interactive Networks, Inc.	Media	1M L + 8.25% (1.00% Floor)	5/4/2017	5/27/2022	10,451,613	10,442,147	10,451,613	7.53%
ZeroChaos Parent, LLC	Professional Services	2M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,896,165	7,860,000	5.66%

Total Senior Secured Second Lien Debt Investments					62,451,613	61,360,929	55,675,363	40.11%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)(11)	Energy Equipment & Services				11,880	$—	$—	0.00%
Limbach Holdings, Inc. (Warrants)(10)	Construction Materials			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					12,082	1,374,009	—	0.00%

Total Non-Controlled/ Non-Affiliates					$331,676,418	$321,790,048	$302,204,646	217.71%

Liabilities in excess other assets							(163,392,841)	(117.71%	)

Net Assets							$138,811,805	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	Security, or a portion thereof, unsettled as of September 30, 2019.

(7)	First Lien Unitranche Last Out Investment, which accounts for 3.70% of our investment portfolio at fair value.

(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 9.79% of total assets.

(9)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(10)	Securities are non-income producing.

(11)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

(12)	Security in default.

#	Classified as non-accrual asset.

1M L — 1 month LIBOR (2.02% as of September 30, 2019)

2M L — 2 month LIBOR (2.07% as of September 30, 2019)

3M L — 3 month LIBOR (2.09% as of September 30, 2019)

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)	Energy Equipment & Services				11,880	$—	$1	0.00%
Limbach Holdings, Inc.(Warrants)	Construction Materials			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					12,082	1,374,009	1	0.00%

Total Non-Controlled/Non-Affiliates					$331,835,261	$321,504,359	$306,390,993	214.11%

Liabilities in excess other assets							(163,293,325)	(114.11%	)

Net Assets							$143,097,668	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	Security, or a portion thereof, unsettled as of June 30, 2019.

(7)	First Lien Unitranche Last Out Investment, which accounts for 3.69% of our investment portfolio at fair value.

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

1M L — 1 month LIBOR (2.40% as of June 30, 2019)

2M L — 2 month LIBOR (2.33% as of June 30, 2019)

3M L — 3 month LIBOR (2.32% as of June 30, 2019)

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”) (formerly known as CM Finance Inc until August 30, 2019), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “New Advisory Agreement”), which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. On August 30, 2019, in connection with the Closing, the Company entered into the New Advisory Agreement and a new administration agreement (the “New Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The New Advisory Agreement and the New Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser (the “Prior Advisory Agreement”) and the Company’s prior administration agreement (the “Prior Administration Agreement”), respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

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

From time-to-time, the Company may form taxable subsidiaries which are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2019, the Company had no Taxable Subsidiaries. At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2019, $162,476 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three months ended September 30, 2018, $135,585 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, one loan was on non-accrual status.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $907,777 during the three months ended September 30, 2019. The Company earned PIK interest of $413,620 during the three months ended September 30, 2018.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended September 30, 2019 and September 30, 2018, respectively.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders, unless a stockholders elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2019 and June 30, 2019.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income.

The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three months ended September 30, 2018 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During each of the three months ended September 30, 2019 and September 30, 2018, respectively, the Company recorded distributions of $3.4 million. The tax character of a portion of these distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2019
Additional paid-in capital	$(46,092)
Distributable earnings	46,092

The tax character of all distributions paid by the Company during the year ended June 30, 2019 was ordinary income.

At June 30, 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

As of June 30, 2019
Undistributed net investment income	$6,961,406
Accumulated capital gains (losses) and other	(21,939,217)
Capital loss carryover	(21,270,472)
Unrealized appreciation (depreciation)	(15,113,364)
Distributions payable	(3,404,923)

Components of tax distributable earnings at year end	$(54,766,570)

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

k. Capital Gains Incentive Fee

The New Advisory Agreement went into effect on August 30, 2019 (the “Commencement Date”). As with the Prior Advisory Agreement, under the New Advisory Agreement, the Company has agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”).

Under U.S. GAAP, the Company calculates the Capital Gains Fee payable to the Adviser as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of provisional Capital Gains Fee accrued at a reporting date may vary from the incentive fee that is ultimately realized and the differences could be material.

Under the New Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the New Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Therefore, under the New Advisory Agreement, the Capital Gains Fee will not be charged until the fiscal year ending June 30, 2021.

As of September 30, 2019 and June 30, 2019, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act, and the Securities Exchange Act of 1934, as amended.

In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three months ended September 30, 2019, the Company did not repurchase shares of its common stock in the open market. During the three months ended September 30, 2018, the Company repurchased 11,215 shares of its common stock in the open market for $101,195 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

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

Certain items in the September 30, 2018 consolidated financial statements have been reclassified to conform to the September 30, 2019 presentation with no effect on net income.

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2019 and September 30, 2018, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended September 30,
	2019	2018
Investment purchases, at cost (including PIK interest)	$21,195,954	$54,365,570
Investment sales and repayments	21,499,786	15,544,096

The composition of the Company’s investments as of September 30, 2019, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$247,735,874	76.99%	$235,343,514	77.88%
Unitranche First Lien Debt Investment	11,319,236	3.52	11,185,769	3.70
Senior Secured Second Lien Debt Investment	61,360,929	19.07	55,675,363	18.42
Equity, Warrants and Other Investments	1,374,009	0.42	0	0.00

Total	$321,790,048	100.00%	$302,204,646	100.00%

The composition of the Company’s investments as of June 30, 2019, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$247,510,745	76.98%	$237,916,393	77.66%
Unitranche First Lien Debt Investment	11,319,236	3.52	11,319,236	3.69
Senior Secured Second Lien Debt Investments	61,300,369	19.07	57,155,363	18.65
Equity, Warrants and Other Investments	1,374,009	0.43	1	0.00

Total	$321,504,359	100.00%	$306,390,993	100.00%

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$40,478,125	13.40%
Construction & Engineering	35,031,118	11.60%
Energy Equipment & Services	31,222,166	10.33%
Media	30,211,130	10.00%
Commercial Services & Supplies	26,332,500	8.71%
Diversified Telecommunication Services	15,803,124	5.23%
Construction Materials	13,732,794	4.54%
Containers & Packaging	12,908,843	4.27%
Retail	12,272,813	4.06%
Hotels, Restaurants & Leisure	12,119,679	4.01%
Distributors	9,825,750	3.25%
Household Durables	9,677,500	3.20%
Auto Components	8,835,000	2.92%
Internet Software & Services	8,283,758	2.74%
Business Services	7,403,924	2.45%
Trading Companies & Distributors	7,336,770	2.43%
Technology Hardware, Storage & Peripherals	6,301,944	2.09%
Road & Rail	4,904,865	1.62%
IT Services	4,772,843	1.58%
Chemicals	4,750,000	1.57%

Total	$302,204,646	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,415,967	13.52%
Energy Equipment & Services	31,276,442	10.21%
Media	30,345,112	9.91%
Construction & Engineering	30,025,649	9.80%
Commercial Services & Supplies	26,516,250	8.65%
Diversified Telecommunication Services	17,303,124	5.65%
Distributors	14,763,188	4.82%
Retail	14,350,000	4.68%
Containers & Packaging	12,942,636	4.22%
Hotels, Restaurants & Leisure	11,105,246	3.62%
Household Durables	9,440,625	3.08%
Internet Software & Services	8,851,371	2.89%
Auto Components	8,835,000	2.88%
Business Services	7,425,670	2.42%
Trading Companies & Distributors	7,350,000	2.40%
Health Care Equipment & Supplies	7,350,000	2.40%
Technology Hardware, Storage & Peripherals	7,339,974	2.40%
Construction Materials	6,912,675	2.26%
IT Services	5,798,132	1.89%
Chemicals	4,750,000	1.55%
Wireless Telecommunication Services	2,293,932	0.75%

Total	$306,390,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$116,959,723	38.70%
U.S. Midwest	60,568,696	20.04%
U.S. Southeast	30,921,687	10.23%
International	27,096,287	8.97%
U.S. West	24,426,404	8.08%
U.S. Mid-Atlantic	23,714,212	7.85%
U.S. Southwest	18,517,637	6.13%

Total	$302,204,646	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$112,966,230	36.87%
U.S. Midwest	48,834,830	15.94%
U.S. Southeast	45,178,967	14.74%
International	27,243,499	8.89%
U.S. West	25,235,056	8.24%
U.S. Mid-Atlantic	23,738,962	7.75%
U.S. Southwest	23,193,449	7.57%

Total	$306,390,993	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2019, the Company made investments in three new portfolio companies of approximately $19.7 million to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2019, the Company made investments of $0.1 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company may enter into derivative contracts as part of its investment strategies.

The Company and UBS entered into a total return swap (“TRS”) transactions whereby the Company will receive the total return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivative, and net change in unrealized appreciation (depreciation) on derivative in the Consolidated Statements of Operations. On December 5, 2016, the TRS on the Revolving Notes expired.

In connection with the TRS transactions, the Company entered into an International Swap and Derivatives Association Agreement (“ISDA Agreement”) with UBS. The ISDA Agreement includes provisions for general obligations, representations, collateral and events of default or termination. Under an ISDA Agreement, the Company typically may offset with the counterparty certain derivative payable and/or receivable with collateral held and/or posted and create one single net payment (close-out netting) in the event of default or termination.

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

At September 30, 2019 and June 30, 2019, the Company held no derivative contracts.

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2019 and September 30, 2018, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	For the three months ended September 30,
	2019	2018
Total Return Swaps	$—	$648,082
Embedded Derivatives - Notes Payable	—	(648,082)

Total	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$ —	$ —	$246,529,283	$246,529,283
Senior Secured Second Lien Debt Investments	—	—	55,675,363	55,675,363
Equity, Warrants and Other Investments	—	—	—	—

Total Investments	—	—	$302,204,646	$302,204,646

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$ —	$ —	$249,235,629	$249,235,629
Senior Secured Second Lien Debt Investments	—	—	57,155,363	57,155,363
Equity, Warrants and Other Investments	—	—	1	1

Total Investments	—	—	$306,390,993	$306,390,993

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	21,190,459	—	—	—	21,190,459
Sales	(21,499,786)	—	—	—	(21,499,786)
Amortization	503,382	60,560	—	—	563,942
Net realized gains (losses)	31,073	—	—	—	31,073
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,931,474)	(1,540,560)	—	(1)	(4,472,035)

Balance as of September 30, 2019	$246,529,283	$55,675,363	$—	$—	$302,204,646

Change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2019	$(2,929,667)	$(1,540,560)	$—	$(1)	$(4,470,228)

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

During the three months ended September 30, 2019 and September 30, 2018, the Company did not transfer any investments among levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2019 and June 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of September 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$95,728,291	Yield Analysis	Market Yields	10.4%	3.5% - 24.7%
Unitranche First Lien Debt Investments	11,185,769	Discounted Cash Flow	Discount Rate	19.5%	17.0% - 22.0%
Senior Secured First Lien Debt Investments	100,359,928	Discounted Cash Flow	Discount Rate	10.4%	5.6% - 22.0%
Senior Secured First Lien Debt Investments	19,600,430	Broker Quoted	Market Comparable	76.4%	51.0% - 93.1%
Senior Secured First Lien Debt Investments	19,654,865	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	14,943,750	Yield Analysis	Market Yield	11.4%	9.8% - 13.0%
Senior Secure Second Lien Debt Investments	40,731,613	Discounted Cash Flow	Discount Rate	14.4%	7.5% - 24.5%
Equity, Warrants, and Other Investments	-	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

	Fair Value as of June 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$58,178,487	Yield Analysis	Market Yields	12.1%	5.5% - 24.9%
Unitranche First Lien Debt Investments	11,319,236	Discounted Cash Flow	Discount Rate	21.8%	20.6% - 23.1%
Senior Secured First Lien Debt Investments	127,490,234	Discounted Cash Flow	Discount Rate	10.1%	5.1% - 26.3%
Senior Secured First Lien Debt Investments	21,179,709	Broker Quoted	Market Comparable	79.6%	65.0% - 101.3%
Senior Secured First Lien Debt Investments	31,067,964	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	2,000,000	Yield Analysis	Market Yield	16.7%	16.2% - 17.2%
Senior Secure Second Lien Debt Investments	55,155,363	Discounted Cash Flow	Discount Rate	15.1%	9.6% - 31.1%
Equity, Warrants, and Other Investments	1	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017 and June 21, 2019, the Company, through SPV, entered into a $122.0 million financing transaction (the “Term Financing”) due December 5, 2021 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. Prior to June 21, 2019, borrowings under the Term Financing bore interest (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). The Company also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing.

On June 21, 2019, the Company amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On March 30, 2020, with the consent of UBS, the Company can opt (the “Option”) to increase the Term Financing by up to $53.0 million, expanding the Term Financing to $175.0 million. Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% (if the Option was not exercised) or 2.90% if the Option was exercised from December 5, 2020 through December 5, 2021 and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through April 14, 2020, which is the date before the Option Exercise Date, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the Option Exercise Date through December 5, 2021.

As of September 30, 2019 and June 30, 2019, there were $122.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, the Company amended the 2017 UBS Revolving Financing to reduce the size of the facility to $30.0 million. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of September 30, 2019 and June 30, 2019, there were $19.0 million and $11.0 million in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2019 and June 30, 2019, the fair value of the Notes Payable was estimated at $141.0 million and $133.0 million, respectively, which the Company concluded was a Level 3 fair value.

On July 2, 2018, the Company closed the public offering of $30 million in aggregate principal amount of 6.125% notes due 2023 (the “Existing Notes”). On July 12, 2018, the underwriters exercised their over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the Existing Notes. The total net proceeds to the Company from the Existing Notes, including the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of approximately $1.0 million and estimated offering expenses of approximately $230,000, were approximately $33.2 million.

The Existing Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Existing Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the Existing Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The Existing Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The Existing Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the Existing Notes and the Existing Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

The Existing Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the Existing Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Existing Notes are listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “CMFNL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of September 30, 2019 and June 30, 2019, the outstanding principal balance of the Existing Notes was approximately $34.5 million and $34.5 million, respectively, and had an estimated fair value of $35.1 million and $34.7 million, respectively, based on the closing price as of September 30, 2019 and June 30, 2019, respectively, as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the 2017 UBS Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2019, SPV and LLC had aggregate assets of $225.1 million, which included $219.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $5.5 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, or the “Financing Facilities”). As of June 30, 2019, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three months ended September 30, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $137.9 million and 4.94%, respectively. For the three months ended September 30, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $104.9 million and 5.12%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 28, 2019	September 25, 2019	September 26, 2019	October 16, 2019	$0.2500	1st 2020

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Fusion Connect Inc.	$391,465	$—	—	11/7/19
Limbach Holdings Inc.	5,769,230	—	2.0	4/12/23

Total Unfunded Commitments	$6,160,695	—

The following table details the unfunded commitments as of June 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$494,050	$—	0.50	9/30/21
Fusion Connect Inc.	391,465	—	—	10/3/19
Limbach Holdings Inc.	5,769,230	—	2.0	4/12/23

Total Unfunded Commitments	$6,655,745	—

Note 7. Agreements and Related Party Transactions

Advisory Agreement

Effective August 30, 2019, or the Commencement Date, the Company became party to the New Advisory Agreement with the Adviser. See below for a description of the prior agreement. Under the New Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three months ended September 30, 2019, $1,355,078 in Base Management Fees were earned by the Adviser, of which $44,183 was waived. As of September 30, 2019, $436,965 of such fees were payable. For the three months ended September 30, 2018, $1,351,855 in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $1,351,855 was payable at September 30, 2018.

Under the New Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee will be calculated based on the value of the Company’s Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee will be calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the New Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which the Company’s Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until the Company’s Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

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

For the three months ended September 30, 2019, the Company incurred no Income-Based Fees. As of September 30, 2019, $540,557 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2018, the Company incurred $120,321 of Income-Based Fees, of which $22,000 was waived. As of September 30, 2018, $2,392,999 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $705,492 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

Under the New Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the New Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

Under U.S. generally accepted accounting principles, the Company calculates the Capital Gains Fee as if it had realized all assets at their fair values as of the reporting date. Accordingly, the Company accrues a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of September 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the New Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Prior Advisory Agreement

The following is a description of the Prior Advisory Agreement, which was terminated on August 30, 2019. Pursuant to the Prior Advisory Agreement, the Company agreed to pay to the Adviser a Base Management Fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with our financing”, and the Incentive Fee consisting of two parts.

Under the Prior Advisory Agreement, the first part of the Incentive Fee, or the Income-Based Fee, which was calculated and payable quarterly in arrears, equaled 20.0% of the “pre-incentive fee net investment income” (as defined in the Prior Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and was subject to a “catch-up” feature. The Incentive Fee was subject to a total return requirement, which provided that no Incentive Fee in respect of the Company’s pre-incentive fee net investment income would be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeded the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate the Income-Based Fee was also included in the amount of the Company’s gross assets used to calculate the 1.75% Base Management Fee.

Under the Prior Advisory Agreement, the second part of the incentive fee, or the Capital Gains Fee, was calculated and payable in arrears as of the end of each calendar year and equaled 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

With respect to the incentive fee expense accrual relating to the Capital Gains Fee, U.S. GAAP requires that the Capital Gains Fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a Capital Gains Fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Prior Advisory Agreement.

The Prior Advisory Agreement provided that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Prior Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, were entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Prior Advisory Agreement or otherwise as the Adviser.

Messrs. Mauer and Jansen, together, hold an approximate 24% interest in the Adviser. Investcorp holds an approximate 76% ownership interest in the Adviser. Pursuant to the New Advisory Agreement, the Company has agreed to pay to the Adviser a base management fee and an incentive fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The incentive fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the Board with the valuation of the Company’s portfolio investments. The Adviser’s management fee and incentive fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

Administration Agreement

Pursuant to the New Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the New Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the New Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the New Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $352,000 under the New Administration Agreement for the three months ended September 30, 2019. The Company incurred costs of $338,063 under the Prior Administration Agreement for the three months ended September 30, 2018.

As of September 30, 2019 and June 30, 2019, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the New Administration Agreement and the Prior Administration Agreement, respectively.

Stock Purchase Agreement

The Company is party to the Stock Purchase Agreement with Investcorp BDC, pursuant to which, following the Closing and prior to the second anniversary of the Closing Date, Investcorp BDC will purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

License Agreement

The Company has entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, we have a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the New Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Directors’ Fees

Each of the Company’s independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2019, the Company recorded directors’ fees of $82,500, of which $75,480 were payable at September 30, 2019. For the three months ended September 30, 2018, the Company recorded directors’ fees of $101,250, of which $97,673 were payable at September 30, 2018.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended September 30,
	2019	2018
Net increase (decrease) in net assets resulting from operations	$(906,552)	$1,428,041
Weighted average shares of common stock outstanding	13,625,279	13,650,097
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.07)	$0.10

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300

Declaration Date	Record Date	Payment Date	Amount Per Share
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500

*	Special distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the three months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30,
	2019		2018
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$3,406,383	100%	$3,412,531	100%
Long-term capital gains	—	—	—	—

Total	$3,406,383	100%	$3,412,531	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. During the three months ended September 30, 2019, the Company did not repurchase shares of its common stock on the open market. During the three months ended September 30, 2018, the Company repurchased 11,215 shares of its common stock on the open market for $101,195 (including commissions). The following table summarizes the Company’s share repurchases under the share repurchase program for the three months ended September 30, 2019 and September 30, 2018.

	Three months ended September 30,
	2019	2018
Number of shares repurchased	—	11,215
Cost of shares repurchased, including commissions	—	$101,195

Weighted average price per share	—	$8.97
Net asset value per share at period end	—	$12.41
Weighted average discount to period end net asset value	—	27.7%

Note 12. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2019 and September 30, 2018.

	Three months ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,619,690	$199,947,288	13,649,504	$200,203,363
Reinvestments of stockholder distributions	5,843	40,851	620	5,417
Retirement of repurchased shares	—	—	—	—

Balance at end of period	13,625,533	$199,988,139	13,650,124	$200,208,780

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the three months ended September 30,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$12.57
Net investment income	0.26	0.25
Net realized and unrealized gains (losses)	(0.33)	(0.15)

Net increase (decrease) in net assets resulting from operations	(0.07)	0.10
Capital transactions(2)
Share repurchases	—	(0.01)
Dividends from net investment income	(0.25)	(0.25)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.25)	(0.26)
Offering costs	—	—
Net asset value, end of period	$10.19	$12.41

Market value per share, end of period	$6.65	$8.60
Total return based on market value(3)(4)	(9.35)%	(0.44)%
Shares outstanding at end of period	13,625,533	13,650,124

	For the three months ended September 30,
	2019	2018
Ratio/Supplemental Data:
Net assets, at end of period	$138,811,806	$169,442,399
Ratio of total expenses to average net assets(5)	14.36%	11.40%
Ratio of net expenses to average net assets(5)	14.36%	11.35%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	7.28%	5.76%
Ratio of net investment income before fee waiver to average net assets	10.10%	8.03%
Ratio of net investment income after fee waiver to average net assets	10.10%	7.98%
Total Notes Payable	175,547,551	148,343,470
Asset Coverage Ratio(6)	1.79	2.14
Portfolio Turnover Rate(4)	7%	5%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2019 and September 30, 2018:

	For the three months ended September 30,
	2019	2018
Loan Amendment/Consent Fee	$80,395	$155,155

Other Fee Income	$80,395	$155,155

Note 15. Tax Information

As of September 30, 2019, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$321,790,047

Gross unrealized appreciation	2,020,196
Gross unrealized depreciation	(21,612,410)

Net unrealized investment depreciation	$(19,585,402)

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

Subsequent to the three months ended September 30, 2019 through November 12, 2019, the Company invested $19.0 million in three new portfolio companies and received no payment or sales proceeds.

On November 6, 2019, our board of directors declared a distribution for the quarter ended December 31, 2019 of $0.25 per share payable on January 2, 2020 to stockholders of record as of December 13, 2019.

On October 18, 2019, the Company closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes that the Company initially issued on July 2, 2018 and July 12, 2018. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by the Company from the sale of the Notes, including the exercise of the underwriters’ option, was approximately $16.4 million, based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000 payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC (“Investcorp”) and its affiliates

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	our ability to obtain exemptive relief from the Securities and Exchange Commission (“SEC”); and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

Overview

Investcorp Credit Management BDC, Inc. (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). On August 30, 2019, we changed our name to Investcorp Credit Management BDC, Inc.

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

On August 30, 2019, Investcorp acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $11.9 billion as of June 30, 2019. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

In addition, on June 26, 2019, we entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, following the initial closing under the Stock Purchase Agreement on August 30, 2019 (the “Closing”) and prior to the second anniversary of the date of the Closing (the “Closing Date”), Investcorp BDC will purchase (i) 680,985 newly issued shares of our common stock, par value $0.001 per share at the most recently determined net asset value per share of our common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of our common stock in open-market or secondary transactions.

At the Closing, we entered into the New Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. The New Advisory Agreement has substantially the same terms as the prior investment advisory agreement, dated February 5, 2014, between us and the Adviser (the “Prior Advisory Agreement”).

At the Closing, we entered into a new administration agreement with the Adviser (the “New Administration Agreement”). Under the New Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The terms of the New Administration Agreement, including the reimbursement of expenses by the Company to the Adviser, are identical to those contained in the Company’s prior administration agreement with the Adviser (the “Prior Administration Agreement”).

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2019, we had no Taxable Subsidiaries. At June 30, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

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

As of September 30, 2019, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2018, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2019, we had one investment on non-accrual status, Fusion Connect Inc., which represented approximately 3.5% of our portfolio at fair value. As of June 30, 2019, we had one investment, Fusion Connect Inc. on non-accrual status, which represented approximately 3.0% of our portfolio at fair value.

Financing Facility

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing and increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On March 30, 2020, with the consent of UBS, we can opt (the “Option’) to increase our Term Financing by up to $53.0 million, expanding the Term Financing to $175.0 million.

Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% (if the Option was not exercised) or 2.90% if the Option was exercised from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through April 14, 2020, which is the date before the Option Exercise Date, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the Option Exercise Date through December 5, 2021.

As of September 30, 2019 and June 30, 2019, there were $122.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of September 30, 2019 and June 30, 2019, there were $19.0 million and $11.0 million borrowings outstanding under the Revolving Financing, respectively. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

Notes due 2023

On July 2, 2018, we closed the public offering of $30 million in aggregate principal amount of 6.125% notes due 2023 (the “Existing Notes”). On July 12, 2018, the underwriters exercised their over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the Existing Notes. The total net proceeds to us from the Existing Notes, including the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts and commissions of approximately $1.0 million and estimated offering expenses of approximately $230,000, were approximately $33.2 million.

The Existing Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The Existing Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the Existing Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The Existing Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The Existing Notes are obligations exclusively of Investcorp Credit Management BDC, Inc. and not of any of its subsidiaries. None of our subsidiaries is a guarantor of the Existing Notes and the Existing Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The Existing Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Existing Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2019, the outstanding principal balance of the Existing Notes was approximately $34.5 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2019 and June 30, 2019, approximately 10.27% and 9.78% of our total assets were non-qualifying assets, respectively.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, the Income-Based Fee and/or Capital Gains Fee, expenses reimbursable by us under the New Advisory Agreement, administration fees, and our allocable portion of overhead expenses under the New Administration Agreement. The Base Management Fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•

administration fees and expenses, if any, payable under the New Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the New Administration Agreement, including rent, equipment and the allocable portion of the cost of our chief compliance officer, chief financial officer and his staffs’ compensation and compensation-related expenses);

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

At September 30, 2019, our investment portfolio of $302.2 million (at fair value) consisted of debt and equity investments in 33 portfolio companies, of which 77.9% were first lien investments, 18.4% were second lien investments, 3.7% were unitranche first lien debt investments, and 0.0% were in equities, warrants and other positions. At September 30, 2019, our average and largest portfolio company investment at fair value was $9.2 and $16.1 million, respectively.

At June 30, 2019, our investment portfolio of $306.4 million (at fair value) consisted of investments in 33 portfolio companies, of which 77.6% were first lien investments, 18.7% were second lien investments, 3.7% were unitranche first lien debt investments, and 0.0% were in equity and warrants, or other positions. At June 30, 2019, our average and largest portfolio company investment at fair value was $9.3 million and $17.3 million, respectively.

As of September 30, 2019 and June 30, 2019, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.44% and 10.50%. As of September 30, 2019 and June 30, 2019, respectively, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.40% and 10.25%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At September 30, 2019 and June 30, 2019, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at September 30, 2019	Percentage of Total Portfolio at June 30, 2019
Professional Services	13.40%	13.52%
Construction & Engineering	11.60	9.80
Energy Equipment & Services	10.33	10.21
Media	10.00	9.91
Commercial Services & Supplies	8.71	8.65
Diversified Telecommunication Services	5.23	5.65
Construction Materials	4.54	2.26
Containers & Packaging	4.27	4.22
Retail	4.06	4.68
Hotels, Restaurants & Leisure	4.01	3.62
Distributors	3.25	4.82
Household Durables	3.20	3.08
Auto Components	2.92	2.88
Internet Software & Services	2.74	2.89
Business Services	2.45	2.42
Trading Companies & Distributors	2.43	2.40
Technology Hardware, Storage and Peripherals	2.09	2.40
Road & Rail	1.62	—
IT Services	1.58	1.89
Chemicals	1.57	1.55
Health Care Equipment & Supplies	—	2.40
Wireless Telecommunication Services	—	0.75

	100.00%	100.00%

During the three months ended September 30, 2019, we added four new investments totaling approximately $20.0 million. Three of these investments were in new portfolio companies. Of the new investments, 100.0% consisted of first lien investments.

At September 30, 2019, 96.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.2% bore interest at fixed rates. At June 30, 2019, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2019, we had two investments with aggregate unfunded commitments of $6.1 million, and as of June 30, 2019, we had three investments with aggregate unfunded commitments of $6.7 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of September 30, 2019			As of June 30, 2019
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$6,308,750	2.1%	1	$6,358,750	2.1%	1
2	222,333,550	73.6	31	223,645,544	73.0	32
3	65,278,588	21.6	9	67,535,327	22.0	8
4	8,283,758	2.7	2	8,851,371	2.9	3
5	—	—	1	1	—	1

Total	$302,204,646	100.00%	44	$306,390,993	100.00%	45

Results of Operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2019 was $8.6 million and was $8.3 million for the three months ended September 30, 2018.

Expenses

Total expenses for the three months ended September 30, 2019 increased to $5.0 million, compared to $4.8 million for the three months ended September 30, 2018, primarily due to an increase in interest expenses related to an increase in the LIBOR rate and interest payments on the Existing Notes and an increase in professional fees.

Net investment income

Net investment income increased to $3.5 million for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018, primarily due to a increase in investment income related to the utilization of cash when compared to prior period.

Net realized gain or loss

Net realized gains on investments totaled $0.0 million for the three months ended September 30, 2019, Net realized losses on investments totaled $0.2 million for the three months ended September 30, 2018, primarily due to a sale of International Wireless Group, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $4.5 million for the three months ended September 30, 2019, primarily due to the decrease in value of 4L Technologies Inc, Premiere Global Services, Inc, 1888 Industrial Services LLC, and Exela Intermedia LLC which was offset by an increase in the value of Montreign Operating Company, LLC.

During the three months ended September 30, 2018, we recorded a net change in unrealized depreciation of $1.7 million, primarily due to the decrease in valuations of certain investments offset by accretion on certain investments.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2019, our unrestricted cash balance increased by $0.8 million. During that period, cash decreased by $20.2 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $20.3 million, offset by sales of investments of $21.5 million in portfolio companies and an increase in payables for investments purchased of $21.9 million. During the same period, cash from financing activities increased by $14.7 million, consisting primarily of $3.4 million of distributions paid to our stockholders, and payments of $8.0 million from borrowings under the Financing Facilities.

Capital resources

As of September 30, 2019, we had $3.4 million of cash as well as $7.4 million in restricted cash and $10.9 million of capacity under the 2017 UBS Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the Existing Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

New Advisory Agreement

Effective August 30, 2019 (the “Commencement Date”), we entered into the New Advisory Agreement with the Adviser. Under the New Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the New Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee will be calculated based on the value of the Company’s Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee will be calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three months ended September 30, 2019 under the New Advisory Agreement $1,355,078 in Base Management Fees were earned by the Adviser, of which $44,183 was waived and $436,965 was payable at September 30, 2019. For the three months ended September 30, 2018 under the Prior Advisory Agreement $1,351,855 in Base Management Fees were earned by the Adviser, of which $1,351,855 was payable at September 30, 2018.

Under the New Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until our Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the fiscal quarter, minus our operating expenses for the quarter (including the Base Management Fee, expenses payable under the New Administration Agreement and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash.

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

For the three months ended September 30, 2019, we incurred no Income-Based Fees. As of September 30, 2019, no Income-Based Fees are currently payable to the Adviser and $556,428 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2018, we incurred $120,321 of Income-Based Fees, of which $22,000 was waived. As of September 30, 2018, $2,392,999 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement and $705,492 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) under the Prior Advisory Agreement and are not payable until such amounts are received in cash.

Under the New Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the New Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the New Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of September 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the New Advisory Agreement. As of September 30, 2018, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Prior Advisory Agreement

The following is a description of the Prior Advisory Agreement, which was terminated on August 30, 2019. Pursuant to the Prior Advisory Agreement, we agreed to pay to the Adviser a Base Management Fee of 1.75% of gross assets, as adjusted, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents and “fair value of derivatives associated with our financing”, and the Incentive Fee consisting of two parts.

Under the Prior Advisory Agreement, the first part of the Incentive Fee, or the Income-Based Fee, which was calculated and payable quarterly in arrears, equaled 20.0% of the “pre-incentive fee net investment income” (as defined in the Prior Advisory Agreement) for the immediately preceding quarter, subject to a hurdle rate of 2.0% per quarter (8.0% annualized), and was subject to a “catch-up” feature. The Incentive Fee was subject to a total return requirement, which provided that no Incentive Fee in respect of our pre-incentive fee net investment income would be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeded the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. The net pre-incentive fee investment income used to calculate the Income-Based Fee was also included in the amount of our gross assets used to calculate the 1.75% Base Management Fee.

Under the Prior Advisory Agreement, the second part of the incentive fee, or the Capital Gains Fee, was calculated and payable in arrears as of the end of each calendar year and equaled 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees.

With respect to the incentive fee expense accrual relating to the Capital Gains Fee, U.S. GAAP requires that the Capital Gains Fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a Capital Gains Fee would be payable if such unrealized appreciation were realized, even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Prior Advisory Agreement.

The Prior Advisory Agreement provided that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Prior Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, were entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Prior Advisory Agreement or otherwise as the Adviser.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019, our off-balance sheet arrangements consisted of $6.2 million in unfunded commitments to two of our portfolio companies. As of June 30, 2019, our off-balance arrangements consisted of $2.8 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended September 30, 2019 through November 12, 2019, we invested $19.0 million in three new portfolio companies and received no payment or sales proceeds.

On November 6, 2019, our board of directors declared a distribution for the quarter ended December 31, 2019 of $0.25 per share payable on January 2, 2020 to stockholders of record as of December 13, 2019.

On October 18, 2019, we closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes that we initially issued on July 2, 2018 and July 12, 2018. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by us from the sale of the Notes, including the exercise of the underwriters’ option, was approximately $16.4 million based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000 payable by us.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2019, 96.8% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2019, a 1.00% increase in interest rates would increase our net interest income by approximately 18.5% and a 2.00% increase in interest rates would increase our net interest income by approximately 27.9%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019, which was filed with the SEC on September 13, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.1.1	Articles of Amendment(2)

3.2	Bylaws(1)

10.1	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(2)

10.2	Investment Advisory Agreement, dated August 30, 2019, by and between the Company and CM Investment Partners LLC(2)

10.3	Administration Agreement, dated August 30, 2019, by and between the Company and CM Investment Partners LLC(2)

10.4	Trademark License Agreement, dated August 30, 2019, by and between the Company and CM Investment Partners LLC2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2019

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1