Form 10-Q
period 2019-12-31
Investcorp Credit Management BDC, Inc.
filed 2020-02-10
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01054

INVESTCORP CREDIT MANAGEMENT BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2883380
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue

39th Floor

New York, NY 10017

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

65 East 55th Street

15th Floor

New York, NY 10022

(Former name or address, if changed, since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2020 was 13,756,748.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2019 (Unaudited)	June 30, 2019
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $325,352,114 and $321,504,359, respectively)	$304,953,607	$306,390,993
Cash	17,192,788	19,706,281
Cash, restricted	8,933,193	6,589,901
Receivable for investments sold	5,417,165	820,332
Interest receivable	2,181,747	3,090,639
Payment-in-kind interest receivable	388,150	—
Deferred offering costs	121,922	121,922
Prepaid expenses and other assets	77,699	227,924

Total Assets	$339,266,271	$336,947,992

Liabilities
Notes payable:
Term loan	$122,000,000	$122,000,000
Revolving credit facility	—	11,026,670
2023 Notes payable	51,375,000	34,500,000
Deferred debt issuance costs	(1,997,818)	(2,000,262)

Notes payable, net	171,377,182	165,526,408
Payable for investments purchased	20,130,000	22,276,343
Dividend payable	3,437,133	3,404,923
Deferred financing costs payable	1,037,000	1,037,000
Income-based incentive fees payable	1,061,231	545,991
Base management fees payable	1,312,131	—
Accrued provision for taxes	—	13,778
Interest payable	1,133,736	724,222
Directors’ fees payable	14,832	95,240
Accrued expenses and other liabilities	205,710	240,197

Total Liabilities	199,708,937	193,864,102
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,748,532 and 13,619,690 shares issued and outstanding, respectively)	13,749	13,620
Additional paid-in capital	199,700,863	198,398,831
Distributable earnings (losses)	(60,157,278)	(55,328,561)

Total Net Assets	139,557,334	143,083,890

Total Liabilities and Net Assets	$339,266,271	$336,947,992

Net Asset Value Per Share	$10.15	$10.51

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Investment Income:
Interest income	$7,741,904	$8,481,251	$15,312,166	$16,136,091
Payment in-kind interest income	1,454,214	540,308	2,361,991	953,928
Dividend income	—	—	—	31,275
Other fee income	235,331	277,365	315,726	432,520

Total investment income	9,431,449	9,298,924	17,989,883	17,553,814

Expenses:
Interest expense	2,533,278	2,156,537	4,885,023	4,421,394
Base management fees	1,369,983	1,405,297	2,725,061	2,757,152
Income-based incentive fees	851,842	753,721	851,842	874,042
Provision for tax expense	10,018	12,946	10,018	12,946
Professional fees	390,107	233,528	699,960	466,328
Allocation of administrative costs from advisor	330,000	341,633	682,000	679,696
Amortization of deferred debt issuance costs	195,377	195,377	390,754	390,754
Insurance expense	83,761	84,440	167,523	168,880
Directors’ fees	22,500	101,250	105,000	202,500
Custodian and administrator fees	77,597	7,500	207,469	15,000
Offering expense	85,604	51,750	137,354	103,500
Other expenses	120,590	236,033	276,860	355,214

Total expenses	6,070,657	5,580,012	11,138,864	10,447,406
Waiver of base management fees	(57,852)	—	(102,035)	—
Waiver of income-based incentive fees	(336,619)	—	(336,619)	(22,000)

Net expenses	5,676,186	5,580,012	10,700,210	10,425,406

Net investment income	3,755,263	3,718,912	7,289,673	7,128,408

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	25,285	75,000	56,358	(183,192)
Net change in unrealized appreciation (depreciation) in value of investments	(813,105)	(13,176,208)	(5,285,140)	(14,899,471)

Total realized and unrealized gain (loss) on investments	(787,820)	(13,101,208)	(5,228,782)	(15,082,663)

Net increase (decrease) in net assets resulting from operations	$2,967,443	$(9,382,296)	$2,060,891	$(7,954,255)

Basic and diluted:
Net investment income per share	$0.27	$0.27	$0.53	$0.52
Earnings per share	$0.22	$(0.69)	$0.15	$(0.58)
Weighted average shares of common stock outstanding	13,668,027	13,638,869	13,646,653	13,644,483
Distributions paid per common share	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended December 31,
	2019	2018
Net assets at beginning of period	$138,811,806	$169,442,399

Increase (decrease) in net assets resulting from operations:
Net investment income	3,755,263	3,718,912
Net realized gain/(loss) on investments	25,285	75,000
Net change in unrealized appreciation (depreciation) on investments	(813,105)	(13,176,208)

Net increase (decrease) in net assets resulting from operations	2,967,443	(9,382,296)

Stockholder distributions:
Distributions from net investment income	(3,437,133)	(3,410,712)

Net decrease in net assets resulting from stockholder distributions	(3,437,133)	(3,410,712)

Capital transactions:
Issuance of common shares (113,500 and 0, respectively)	1,156,565	—
Reinvestments of stockholder distributions	58,653	44,295
Repurchase of common stock	—	(257,378)

Net increase (decrease) in net assets resulting from capital transactions	1,215,218	(213,083)

Net increase (decrease) in net assets	745,528	(13,006,091)

Net assets at end of period	$139,557,334	$156,436,308

	For the six months ended December 31,
	2019	2018
Net assets at beginning of period	$143,083,890	$171,522,666

Increase (decrease) in net assets resulting from operations:
Net investment income	7,289,673	7,128,408
Net realized gain/(loss) on investments	56,358	(183,192)
Net change in unrealized appreciation (depreciation) on investments	(5,285,140)	(14,899,471)

Net increase (decrease) in net assets resulting from operations	2,060,891	(7,954,255)

Stockholder distributions:
Distributions from net investment income	(6,843,516)	(6,823,243)

Net decrease in net assets resulting from stockholder distributions	(6,843,516)	(6,823,243)

Capital transactions:
Issuance of common shares (113,500 and 0, respectively)	1,156,565	—
Reinvestments of stockholder distributions	99,504	49,713
Repurchase of common stock	—	(358,573)

Net increase (decrease) in net assets resulting from capital transactions	1,256,069	(308,860)

Net increase (decrease) in net assets	(3,526,556)	(15,086,358)

Net assets at end of period	$139,557,334	$156,436,308

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,060,891	$(7,954,255)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(60,014,116)	(104,067,555)
Payment in-kind interest	(1,973,841)	(953,928)
Sales and repayments of investments	59,421,100	101,767,898
Net realized (gain) loss on investments	(56,358)	183,192
Net change in unrealized (appreciation) depreciation on investments	5,285,140	14,899,471
Amortization of discount/premium on investments	(1,224,538)	(1,572,367)
Amortization of deferred debt issuance costs	390,754	390,754
Net (increase) decrease in operating assets:
Interest receivable	908,892	729,287
Payment-in-kind interest receivable	(388,150)	—
Receivable for investments sold	(4,596,833)	7,354,729
Other receivables	—	(2,270,075)
Prepaid expenses and other assets	150,225	196,185
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(2,146,343)	(9,584,450)
Interest payable	409,514	542,413
Accrued provision for income taxes	(13,778)	(2,579,337)
Directors fees payable	(80,408)	(5,848)
Accrued expenses and other liabilities	(34,488)	(153,292)
Base management fees payable	1,312,131	85,444
Income-based incentive fees payable	515,222	(728,165)

Net cash provided by (used in) operating activities	(74,984)	(3,719,899)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(388,310)	(1,965,667)
Issuance of common shares	1,156,565	—
Distributions to stockholders	(6,711,802)	(6,780,665)
Repurchase of common stock	—	(358,573)
Proceeds from 2023 Notes	16,875,000	34,500,000
Proceeds from borrowing on revolving credit facility	8,020,881	19,105,470
Repayments of borrowing on revolving credit facility	(19,047,551)	(36,928,470)

Net cash provided by (used in) financing activities	(95,217)	7,572,095

Net change in cash	(170,201)	3,852,196

Cash:
Cash and restricted cash at beginning of period	26,296,182	8,326,714

Cash and restricted cash at end of period	$26,125,981	$12,178,910

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,475,510	$3,878,981
Cash paid for taxes	$23,797	$2,592,283
Issuance of shares pursuant to Dividend Reinvestment Plan	$99,504	$49,713
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/ Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,219,854	$5,219,854	$5,219,854	3.75%
1888 Industrial Services, LLC – Term B(4)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,310,240	7,536,133	7,986,144	5.74%
1888 Industrial Services, LLC – Term C(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	656,407	656,407	656,407	0.48%
1888 Industrial Services, LLC – Term D(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/30/2021	101,153	101,153	101,153	0.07%
1888 Industrial Services, LLC – Term E(4)(5)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/18/2019	9/19/2020	453,883	453,883	453,883	0.33%
1888 Industrial Services, LLC – Revolver(4)(5)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/11/2016	9/30/2021	2,456,978	1,862,919	1,862,919	1.34%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 4.50% (1.00% Floor)	8/21/2018	5/8/2020	7,154,260	7,132,122	3,434,045	2.47%
ACProducts, Inc	Household Durables	3M L + 5.50% (1.00% Floor)	2/26/2019	2/14/2024	9,812,500	9,388,357	9,812,500	7.05%
Altern Marketing, LLC Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (1.00% Floor)	10/7/2019	10/7/2024	2,631,579	1,289,474	1,289,474	0.93%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (1.00% Floor)	10/7/2019	10/7/2024	7,368,421	7,296,387	7,294,737	5.24%
Barri Financial Group, LLC	Consumer Finance	3M L + 7.75% (1.300% Floor)	10/21/2019	10/22/2024	10,000,000	9,758,992	9,775,000	7.02%
Bioplan USA, Inc	Containers & Packaging	3M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,132,333	12,603,997	9.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	13,079,231	12,869,971	13,079,231	9.39%
CB URS Holdings Corporation	Road &Rail	3M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,920,843	4,868,544	4,773,218	3.43%
Cook & Boardman Group, LLC	Distributors	3M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,900,000	9,813,308	9,801,000	7.04%
Deluxe Toronto Ltd.(8)	Media	3M L + 5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,930,599	4,909,025	4,930,599	3.54%
Empire Office Inc	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	3/28/2019	4/12/2024	14,437,500	14,182,274	14,293,125	10.27%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,741,790	5,782,411	3,445,074	2.48%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	914,799	600,000	0.43%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	5,373,000	5,271,116	5,265,540	3.78%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	2,100,000	2,060,176	2,058,000	1.48%
Fusion Connect, Inc.(12)(#)	Internet Software & Services	3M L + 7.50% (1.00% Floor)	7/21/2018	5/4/2023	11,874,210	11,409,123	7,480,752	5.37%
Fusion Connect, Inc. – Exit Term Loan(6)	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	12/31/2024	6,000,000	5,880,000	5,880,000	4.22%
Fusion Connect, Inc. –Superpriority Secured Debtor-In-Possession	Internet Software & Services	3M L + 10.00% (1.00% Floor)	6/13/2019	1/14/2020	1,630,443	1,611,680	1,630,442	1.17%
GEE Group, Inc.(7)	Professional Services	2M L + 18.00% (1.00% Floor)	3/26/2018	3/31/2021	11,052,302	11,052,302	11,052,302	7.94%
Horus Infrastructure IA LLC(6)	Energy Equipment & Services	1M L+3.50% (1.00% Floor)	11/8/2019	10/25/2022	5,000,000	4,500,000	4,500,000	3.23%
Hyperion Materials & Technologies, Inc. (6)	Construction & Engineering	3M L + 5.50% (1.00% Floor)	8/16/2019	8/23/2026	5,000,000	4,901,872	4,950,000	3.56%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 8.25%	11/14/2018	9/25/2024	7,611,979	7,385,584	7,611,979	5.47%
KIK Custom Products Inc.	Chemicals	3M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,760,634	4,875,000	3.50%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

December 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Liberty Oilfield Services LLC(8)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	$6,283,750	$6,210,608	$6,283,750	4.52%
Limbach Holdings, Inc(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,461,538	9,385,974	9,366,923	6.73%
Montreign Operating Company, LLC	Hotels, Restaurants & Leisure	1M L + 8.25% (1.00% Floor)	12/16/2016	1/24/2023	12,998,831	13,070,384	12,088,913	8.68%
Northstar Group Services Inc	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	4,987,500	4,939,539	4,937,625	3.55%
One Sky Flight LLC(6)	Airlines	1M L+7.50% (1.00% Floor)	12/19/2019	12/19/2024	10,000,000	9,750,000	9,750,000	7.00%
Potpourri Group, Inc.	Retail	3M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,343,750	12,207,001	12,195,625	8.76%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,132,160	9,663,128	7,396,477	5.31%
ProFrac Services LLC	Energy Equipment & Services	3M L + 5.75% (1.25% Floor)	9/7/2018	9/7/2023	8,401,375	8,346,063	8,317,361	5.97%
Qualtek USA LLC	Construction & Engineering	3M L + 5.75% (1.00% Floor)	7/15/2018	7/18/2025	9,687,500	9,539,588	9,542,187	6.85%
RPX Corporation	Professional Services	3M L + 6.00%	6/8/2018	6/19/2024	3,683,948	3,654,252	3,683,948	2.65%
Specialty Building Products Holdings LLC	Construction Materials	3M L + 5.75%	9/25/2018	9/25/2025	3,962,538	3,913,332	3,932,819	2.82%
Techniplas LLC	Auto Components	Fixed 10.00%	11/13/2018	5/1/2020	9,500,000	9,342,887	8,835,000	6.35%

Total Senior Secured First Lien Debt Investments					288,812,747	276,023,589	263,047,003	188.93%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(8)(9)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,523,334	15,000,000	10.77%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,348,198	15,087,251	8,594,991	6.17%
TouchTunes Interactive Networks, Inc.	Media	1M L + 8.25% (1.00% Floor)	5/4/2017	5/27/2022	10,451,613	10,442,382	10,451,613	7.51%
ZeroChaos Parent, LLC	Professional Services	2M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,901,549	7,860,000	5.65%

Total Senior Secured Second Lien Debt Investments					48,799,811	47,954,516	41,906,604	30.10%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

December 31, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)(11)	Energy Equipment & Services				11,880	$—	$—	0.00%
Limbach Holdings, Inc. (Warrants)(10)	Construction Materials			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					12,082	1,374,009	—	0.00%

Total Non-Controlled/ Non-Affiliates					$337,624,641	$325,352,114	$304,953,607	219,03%

Liabilities in excess other assets							(165,724,661)	(119.03%	)

Net Assets							$139,228,946	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers unless otherwise noted. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	Security, or a portion thereof, unsettled as of December 31, 2019.

(7)	First Lien Unitranche Last Out Investment, which accounts for 3.62% of our investment portfolio at fair value.

(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 10.2% of total assets.

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

1M L — 1 month LIBOR (1.76% as of December 31, 2019)

2M L — 2 month LIBOR (1.83% as of December 31, 2019)

3M L — 3 month LIBOR (1.91% as of December 31, 2019)

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

December 31, 2019

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank B.S.C., acquired the interests in the Adviser currently held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”).

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, following the closing of the Investcorp Transaction on August 30, 2019 (the “Closing”) and prior to the second anniversary of the date of the Closing (the “Closing Date”), Investcorp BDC would purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, which represents 5% of the Company’s common stock outstanding as of June 26, 2019, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”), which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. On August 30, 2019, in connection with the Closing, the Company entered into the Advisory Agreement and a new administration agreement (the “Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser (the “Prior Advisory Agreement”) and the Company’s prior administration agreement (the “Prior Administration Agreement”), respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2019, the Company had no Taxable Subsidiaries. At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2019, $236,998 and $399,474, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and six months ended December 31, 2018, $877,376 and $1,015,923, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, one loan was on non-accrual status.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,454,214 and $2,361,991 during the three and six months ended December 31, 2019, respectively. The Company earned PIK interest of $540,308 and $953,928 during the three and six months ended December 31, 2018, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and six months ended December 31, 2019. The Company earned no PIK dividends during the three and six months ended December 31, 2018.

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

Securities that are traded on securities exchanges (including such securities traded in the after hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2019 and June 30, 2019.

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

j. Income Taxes

The Company has elected to be treated and qualifies, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income.

The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company recorded a provision for taxes of $10,018 for the three and six months ended December 31, 2019 for U.S. federal and state income taxes related to the Taxable Subsidiaries. The Company did not record a provision for taxes for the three and six months ended December 31, 2018 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2019, the Company recorded distributions of $3.4 million and $6.8 million, respectively. During the three and six months ended December 31, 2018, the Company recorded distributions of $3.4 million and $6.8 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

As of June 30, 2019
Additional paid-in capital	$ (46,092)
Distributable earnings	46,092

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

k. Capital Gains Incentive Fee

The Advisory Agreement went into effect on August 30, 2019 (the “Commencement Date”). As with the Prior Advisory Agreement, under the Advisory Agreement, the Company has agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”).

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Therefore, under the Advisory Agreement, the Capital Gains Fee will not be charged until the fiscal year ending June 30, 2021.

As of December 31, 2019 and June 30, 2019, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement or the Prior Advisory Agreement.

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

In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three and six months ended December 31, 2019, the Company did not repurchase shares of its common stock in the open market. During the three and six months ended December 31, 2018, the Company repurchased 30,999 and 42,214 shares of its common stock in the open market for $257,336 and $358,573, respectively (including commissions). Refer to Note 11 for additional information concerning share repurchases.

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

Certain items in the December 31, 2018 consolidated financial statements have been reclassified to conform to the December 31, 2019 presentation with no effect on net income.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2019 and December 31, 2018, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Investment purchases, at cost (including PIK interest)	$40,797,499	$50,655,913	$61,987,957	$105,021,483
Investment sales and repayments	37,921,314	86,223,802	59,421,100	101,767,898

The composition of the Company’s investments as of December 31, 2019, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$264,971,286	81.44%	$251,994,701	82.64%
Unitranche First Lien Debt Investment	11,052,302	3.40	11,052,302	3.62
Senior Secured Second Lien Debt Investment	47,954,517	14.74	41,906,604	13.74
Equity, Warrants and Other Investments	1,374,009	0.42	0	0.00

Total	$352,352,114	100.00%	$304,953,607	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$35,675,481	11.70%
Energy Equipment & Services	35,381,470	11.60%
Construction & Engineering	31,458,715	10.32%
Media	30,382,212	9.96%
Diversified Telecommunication Services	15,991,468	5.24%
Internet Software & Services	14,991,195	4.92%
Commercial Services & Supplies	14,293,125	4.69%
Containers & Packaging	12,603,997	4.13%
Retail	12,195,625	4.00%
Hotels, Restaurants & Leisure	12,088,913	3.96%
Household Durables	9,812,500	3.22%
Distributors	9,801,000	3.21%
Consumer Finance	9,775,000	3.21%
Airlines	9,750,000	3.20%
Construction Materials	8,882,819	2.91%
Auto Components	8,835,000	2.90%
Internet & Direct Marketing Retail	8,584,210	2.80%
Trading Companies & Distributors	7,323,540	2.40%
Chemicals	4,875,000	1.60%
Road & Rail	4,773,218	1.57%
IT Services	4,045,074	1.33%
Technology Hardware, Storage & Peripherals	3,434,045	1.13%

Total	$304,953,607	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,415,967	13.52%
Energy Equipment & Services	31,276,442	10.21%
Media	30,345,112	9.91%
Construction & Engineering	30,025,649	9.80%
Commercial Services & Supplies	26,516,250	8.65%
Diversified Telecommunication Services	17,303,124	5.65%
Distributors	14,763,188	4.82%
Retail	14,350,000	4.68%
Containers & Packaging	12,942,636	4.22%
Hotels, Restaurants & Leisure	11,105,246	3.62%
Household Durables	9,440,625	3.08%
Internet Software & Services	8,851,371	2.89%
Auto Components	8,835,000	2.88%
Business Services	7,425,670	2.42%
Trading Companies & Distributors	7,350,000	2.40%
Health Care Equipment & Supplies	7,350,000	2.40%
Technology Hardware, Storage & Peripherals	7,339,974	2.40%
Construction Materials	6,912,675	2.26%
IT Services	5,798,132	1.89%
Chemicals	4,750,000	1.55%
Wireless Telecommunication Services	2,293,932	0.75%

Total	$306,390,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$103,009,354	38.78%
U.S. Midwest	58,717,223	19.25%
U.S. Southwest	32,404,861	10.63%
U.S. Southeast	30,976,589	10.16%
U.S. West	28,548,518	9.36%
International	27,254,139	8.94%
U.S. Mid-Atlantic	24,042,923	7.88%

Total	$304,953,607	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$112,966,230	36.87%
U.S. Midwest	48,834,830	15.94%
U.S. Southeast	45,178,967	14.74%
International	27,243,499	8.89%
U.S. West	25,235,056	8.24%
U.S. Mid-Atlantic	23,738,962	7.75%
U.S. Southwest	23,193,449	7.57%

Total	$306,390,993	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2019, the Company made investments in seven new portfolio companies of approximately $52.3 million to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2019, the Company made investments of $7.9 million in two existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company may enter into derivative contracts as part of its investment strategies.

The Company and UBS entered into a total return swap (“TRS”) transactions whereby the Company will receive the total return of the Term Notes and the Revolving Notes (as defined in Note 5) purchased by UBS and pay the Financing Rate and the Revolver Financing Rate (both as defined in Note 5). Therefore, amounts required for the future satisfaction of the swaps may be greater or less than the amount recorded. Realized and change in unrealized gains and losses on total return swaps, if any, are included in the net realized gain or loss on derivative, and net change in unrealized appreciation (depreciation) on derivative in the Consolidated Statements of Operations. On December 5, 2016, the TRS on the Revolving Notes expired in accordance with its terms.

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

At December 31, 2019 and June 30, 2019, the Company held no derivative contracts.

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2019 and December 31, 2018, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Total Return Swaps	$—	$(972,380)	$—	$(324,298)
Embedded Derivatives - Notes Payable	—	972,380	—	324,298

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$263,047,003	$263,047,003
Senior Secured Second Lien Debt Investments	—	—	41,906,604	41,906,604
Equity, Warrants and Other Investments	—	—	—	—

Total Investments	—	—	$304,953,607	$304,953,607

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	61,639,759	348,198	—	—	61,987,957
Sales	(45,421,100)	(14,000,000)	—	—	(59,421,100)
Amortization	918,588	305,950	—	—	1,224,538
Net realized gains (losses)	56,359	—	—	—	56,358
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(3,382,232)	(1,902,907)	—	(1)	(5,285,140)

Balance as of December 31, 2019	$263,047,003	$41,906,604	$—	$—	$304,953,607

Change in unrealized gains (losses) relating to assets still held as of December 31, 2019	$(3,302,971)	$(1,714,946)	$—	$(1)	$(5,017,918)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2018:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	97,164,542	7,084,821	—	—	104,249,363
Sales	(68,419,564)	(33,348,333)	—	—	(101,767,897)
Amortization	685,295	887,071	—	—	1,572,366
Net realized gains (losses)	93,750	(276,942)	—	—	(183,192)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,580,542)	(11,635,000)	(731,742)	318,055	(14,629,229)

Balance as of December 31, 2018	$192,079,797	$89,912,571	$—	$841,056	$282,833,424

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2018	$(2,286,087)	$(11,970,853)	$(731,742)	$47,813	$(14,940,869)

	Total Return Swaps	Embedded Derivatives - Notes Payable	Total Derivatives
Balance as of June 30, 2018	$(229,918)	$229,918	$—
Net change in unrealized (depreciation) appreciation	324,298	(324,298)	—

Balance as of December 31, 2018	$94,380	$(94,380)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2018	$5,924,881	$(5,924,881)	$—

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

During the three and six months ended December 31, 2019 and December 31, 2018, the Company did not transfer any investments among levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2019 and June 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of December 31, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$90,218,407	Yield Analysis	Market Yields	15.8%	4.8% - 30.1%
Unitranche First Lien Debt Investments	11,052,302	Discounted Cash Flow	Discount Rate	23.7%	19.9% - 27.6%
Senior Secured First Lien Debt Investments	102,086,975	Discounted Cash Flow	Discount Rate	8.4%	5.0% - 19.9%
Senior Secured First Lien Debt Investments	21,200,108	Broker Quoted	Market Comparable	75.9%	51.0% - 100.5%
Senior Secured First Lien Debt Investments	38,489,210	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	23,594,991	Yield Analysis	Market Yield	18%	9.6% - 30.6%
Senior Secure Second Lien Debt Investments	18,311,613	Discounted Cash Flow	Discount Rate	13.2%	9.2% - 25.1%
Equity, Warrants, and Other Investments	-	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

	Fair Value as of June 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$58,178,487	Yield Analysis	Market Yields	12.1%	5.5% - 24.9%
Unitranche First Lien Debt Investments	11,319,236	Discounted Cash Flow	Discount Rate	21.8%	20.6% - 23.1%
Senior Secured First Lien Debt Investments	127,490,234	Discounted Cash Flow	Discount Rate	10.1%	5.1% - 26.3%
Senior Secured First Lien Debt Investments	21,179,709	Broker Quoted	Market Comparable	79.6%	65.0% - 101.3%
Senior Secured First Lien Debt Investments	31,067,964	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	2,000,000	Yield Analysis	Market Yield	16.7%	16.2% - 17.2%
Senior Secure Second Lien Debt Investments	55,155,363	Discounted Cash Flow	Discount Rate	15.1%	9.6% - 31.1%
Equity, Warrants, and Other Investments	1	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

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

As of December 31, 2019 and June 30, 2019, there were $122.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, the Company amended the 2017 UBS Revolving Financing to reduce the size of the facility to $30.0 million. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of December 31, 2019 and June 30, 2019, there were $0 million and $11.0 million in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2019 and June 30, 2019, the fair value of the Notes Payable was estimated at $122.0 million and $133.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

On October 18, 2019, the Company closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes,” and together with the Existing Notes, the “2023 Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes that the Company initially issued on July 2, 2018 and July 12, 2018. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by the Company from the sale of the Notes, including the exercise of the underwriters’ option, was approximately $16.4 million, based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000 payable by the Company.

The 2023 Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The 2023 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the 2023 Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the 2017 UBS Revolving Financing. The 2023 Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the 2023 Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “CMFNL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of December 31, 2019 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $34.5 million, respectively, and had an estimated fair value of $51.1 million and $34.7 million, respectively, based on the closing price as of December 31, 2019 and June 30, 2019, respectively, as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the 2017 UBS Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2019, SPV and LLC had aggregate assets of $194.51 million, which included $193.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $0.9 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, or the “Financing Facilities”). As of June 30, 2019, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three and six months ended December 31, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $139.1 million and 4.56%, respectively and $138.5 million and 4.75%, respectively. For the three and six months ended December 31, 2018, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $112.9 million and 5.07%, respectively and $108.8 million and 5.12%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 28, 2019	September 25, 2019	September 26, 2019	October 16, 2019	$0.2500	1st 2020
November 6, 2019	December 12, 2019	December 13, 2019	January 2, 2020	$0.2500	2nd 2020

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of December 31, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,060	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	120,844	—	—	9/30/21
Limbach Holdings Inc	5,538,462	—	2.0%	4/12/23
Altern Marketing, LLC	1,315,789	—	0.5%	10/7/24

Total Unfunded Commitments	$7,569,155	—

The following table details the unfunded commitments as of June 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$494,050	$—	0.5%	9/30/21
Fusion Connect Inc.	391,465	—	—	10/3/19
Limbach Holdings Inc.	5,769,230	—	2.0%	4/12/23

Total Unfunded Commitments	$6,655,745	—

Note 7. Agreements and Related Party Transactions

Advisory Agreement

Effective August 30, 2019, or the Commencement Date, the Company became party to the Advisory Agreement with the Adviser. See below for a description of the prior agreement. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three and six months ended December 31, 2019, $1,369,983 and $2,725,061, respectively, in Base Management Fees were earned by the Adviser, of which $57,852 and $102,035, respectively, was waived. As of December 31, 2019, $1,312,131 of such fees were payable. For the three and six months ended December 31, 2018, $1,405,297 and $2,757,152, respectively, in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $1,405,297 was payable at December 31, 2018.

Under the Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee is calculated based on the value of the Company’s Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee will be calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which the Company’s Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until the Company’s Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period.

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

For the three and six months ended December 31, 2019, the Company incurred 851,842 of incentive fees related to pre-incentive fee net investment income, of which $336,619 was waived. As of December 31, 2019, $757,030 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2018, the Company incurred $753,721 and $874,042 of Income-Based Fees, of which $22,000 was waived. As of December 31, 2018, $1,566,513 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $693,771 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

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

As of December 31, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $330,000 and $682,000 under the Administration Agreement for the three and six months ended December 31, 2019, respectively. The Company incurred costs of $341,633 and $679,696 under the Prior Administration Agreement for the three and six months ended December 31, 2018, respectively.

As of December 31, 2019 and June 30, 2019, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement and the Prior Administration Agreement, respectively.

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

As of December 31, 2019, Investcorp BDC had purchased 113,500 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of December 31, 2019, Investcorp BDC had purchased 90,459 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

License Agreement

The Company has entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, we have a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Directors’ Fees

Each of the Company’s independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and six months ended December 31, 2019, the Company recorded directors’ fees of $22,500 and $105,000, of which $14,832 were payable at December 31, 2019. For the three and six months ended December 31, 2018, the Company recorded directors’ fees of $101,250 and $202,500, of which $93,448 were payable at December 31, 2018.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Net increase (decrease) in net assets resulting from operations	$2,967,443	$(9,382,296)	$2,060,891	$(7,954,255)
Weighted average shares of common stock outstanding	13,668,027	13,638,869	13,646,653	13,644,483
Basic/diluted net increase (decrease) in net assets from operations per share	$ 0.22	$ (0.69)	$ 0.15	$ (0.58)

On December 4, 2019, the Company issued 113,500 shares of common stock, par value $0.001 per share (the “Common Stock”), to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

The sale of the Common Stock was made pursuant to the Stock Purchase Agreement. The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500

*	Special distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended December 31, 2019 and December 31, 2018:

	Six months ended December 31,
	2019		2018
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,843,516	100%	$6,823,243	100%
Long-term capital gains	—	—	—	—

Total	$6,843,516	100%	$6,823,243	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. During the three and six months ended December 31, 2019, the Company did not repurchase shares of its common stock on the open market. During the three and six months ended December 31, 2018, the Company repurchased 30,999 and 42,214 shares of its common stock on the open market for $257,336 and $358,573 (including commissions). The following table summarizes the Company’s share repurchases under the share repurchase program for the three and six months ended December 31, 2019 and December 31, 2018.

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Number of shares repurchased	—	30,999	—	42,214
Cost of shares repurchased, including commissions	$—	$257,336	$—	$358,573

Weighted average price per share	$—	$8.25	$—	$8.44
Net asset value per share at period end	—	$11.49	—	$11.49
Weighted average discount to period end net asset value	—	28.19%	—	26.52%

Note 12. Share Transactions

The following table summarizes the total shares for the six months ended December 31, 2019 and December 31, 2018.

	Six months ended December 31,
	2019		2018
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,619,690	$199,947,288	13,649,504	$200,203,363
Issuance of common shares	113,500	1,156,565	—	—
Reinvestments of stockholder distributions	15,342	99,504	5,826	49,713
Retirement of repurchased shares	—	—	(42,214)	(358,573)

Balance at end of period	13,748,532	$201,203,357	13,613,116	$199,894,539

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the six months ended December 31,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$12.57
Net investment income	0.52	0.52
Net realized and unrealized gains (losses)	(0.38)	(1.11)

Net increase (decrease) in net assets resulting from operations	0.14	(0.59)
Capital transactions(2)
Share repurchases	—	0.01
Dividends from net investment income	(0.50)	(0.50)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.50)	(0.49)
Offering costs	—	—
Net asset value, end of period	$10.15	$11.49

Market value per share, end of period	$6.70	$8.60
Total return based on market value(3)(4)	(4.81)%	(24.58)%
Shares outstanding at end of period	13,748,532	13,613,116
Ratio/Supplemental Data:
Net assets, at end of period	$139,557,334	$156,436,308
Ratio of total expenses to average net assets(5)	15.92%	12.72%
Ratio of net expenses to average net assets(5)	15.29%	12.69%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	7.54%	5.86%
Ratio of net investment income before fee waiver to average net assets	9.94%	8.65%
Ratio of net investment income after fee waiver to average net assets	10.42%	8.68%
Total Notes Payable	$173,375,000	$136,500,000
Asset Coverage Ratio(6)	1.80	2.15
Portfolio Turnover Rate(4)	19%	32%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2019 and December 31, 2018:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Loan Amendment/Consent Fee	$235,331	$277,365	$315,726	$432,520

Other Fee Income	$235,331	$277,365	$315,726	$432,520

Note 15. Tax Information

As of December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$325,352,114

Gross unrealized appreciation	2,250,318
Gross unrealized depreciation	(22,648,826)

Net unrealized investment depreciation	$(20,398,508)

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

Subsequent to the three months ended December 31, 2019 through February 7, 2020, the Company invested $16.2 million in two new portfolio companies and one existing portfolio company and received no payment or sales proceeds.

On February 4, 2020, our board of directors declared a distribution for the quarter ended March 31, 2020 of $0.25 per share payable on April 2, 2020 to stockholders of record as of March 13, 2020.

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

Overview

Investcorp Credit Management BDC, Inc. (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). On August 30, 2019, we changed our name from CM Finance Inc to Investcorp Credit Management BDC, Inc.

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, the merger was consummated, whereby CM Finance LLC merged with and into us (the “Merger”). In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of certain funds (the “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel Venture Corp. (“Stifel”) in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel, to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We also used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed the Cyrus Funds and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $12.8 billion as of December 31, 2019. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) and recommended that the Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019.

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

As of December 31, 2019, Investcorp BDC had purchased 113,500 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of December 31, 2019, Investcorp BDC had purchased 90,459 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. The Advisory Agreement has substantially the same terms as the prior investment advisory agreement, dated February 5, 2014, between us and the Adviser (the “Prior Advisory Agreement”).

At the Closing, we entered into a new administration agreement with the Adviser (the “Administration Agreement”). Under the Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The terms of the Administration Agreement, including the reimbursement of expenses by the Company to the Adviser, are identical to those contained in the Company’s prior administration agreement with the Adviser (the “Prior Administration Agreement”).

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for federal income tax purposes. At December 31, 2019, we had no Taxable Subsidiaries. At June 30, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of December 31, 2019, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2019, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2019, we had one investment on non-accrual status, Fusion Connect Inc., which represented approximately 2.5% of our portfolio at fair value. As of June 30, 2019, we had one investment on non-accrual status, Fusion Connect Inc., which represented approximately 3.0% of our portfolio at fair value.

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

As of both December 31, 2019 and June 30, 2019, there were $122.0 million borrowings outstanding under the Term Financing.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of December 31, 2019, there were no borrowings outstanding under the Revolving Facility. As of June 30, 2019, there were $11.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

On October 18, 2019, we closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes,” and together with the Existing Notes, the “2023 Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes that we initially issued on July 2, 2018 and July 12, 2018. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by us from the sale of the Notes, including the exercise of the underwriters’ over-allotment option, was approximately $16.4 million, based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000 payable by us.

The 2023 Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The 2023 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2023 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2023 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc. and not of any of its subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2019 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and 34.5 million, respectively, and had an estimated fair value of $51.1 million and $34.7 million, respectively, based on the closing price as of December 31, 2019 and June 30, 2019, respectively, as traded on NASDAQ.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2019 and June 30, 2019, approximately 10.20% and 9.78% of our total assets were non-qualifying assets, respectively.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, the Income-Based Fee and/or Capital Gains Fee, expenses reimbursable by us under the Advisory Agreement, administration fees, and our allocable portion of overhead expenses under the Administration Agreement. The Base Management Fee and incentive compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

At December 31, 2019, our investment portfolio of $305 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 82.6% were first lien investments, 13.8% were second lien investments, 3.6% were unitranche first lien debt investments, and none were in equities, warrants, or other positions. At December 31, 2019, our average and largest portfolio company investment at fair value was $8.7 and $16.3 million, respectively.

At June 30, 2019, our investment portfolio of $306.4 million (at fair value) consisted of investments in 33 portfolio companies, of which 77.6% were first lien investments, 18.7% were second lien investments, 3.7% were unitranche first lien debt investments, and none were in equity and warrants, or other positions. At June 30, 2019, our average and largest portfolio company investment at fair value was $9.3 million and $17.3 million, respectively.

As of December 31, 2019 and June 30, 2019, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.41% and 10.50%. As of December 31, 2019 and June 30, 2019, respectively, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.37% and 10.25%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At December 31, 2019 and June 30, 2019, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at December 31, 2019	Percentage of Total Portfolio at June 30, 2019
Professional Services	11.70%	13.52%
Energy Equipment & Services	11.60	10.21
Construction & Engineering	10.32	9.80
Media	9.96	9.91
Diversified Telecommunication Services	5.24	5.65
Internet Software & Services	4.92	2.89
Commercial Services & Supplies	4.69	8.65
Containers & Packaging	4.13	4.22
Retail	4.00	4.68
Hotels, Restaurants & Leisure	3.96	3.62
Household Durables	3.22	3.08
Distributors	3.21	4.82
Consumer Finance	3.21	—
Airlines	3.20	—
Construction Materials	2.91	2.26
Auto Components	2.90	2.88
Internet & Direct Marketing Retail	2.80	—
Trading Companies & Distributors	2.40	2.40
Chemicals	1.60	1.55
Road & Rail	1.57	—
IT Services	1.33	1.89
Technology Hardware, Storage and Peripherals	1.13	2.40
Business Services	—	2.42
Health Care Equipment & Supplies	—	2.40
Wireless Telecommunication Services	—	0.75

	100.00%	100.00%

During the three months ended December 31, 2019, we added seven new investments totaling approximately $39.7 million. Six of these investments were in new portfolio companies. Of the new investments, 100.0% consisted of first lien investments.

At December 31, 2019, 96.9% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.1% bore interest at fixed rates. At June 30, 2019, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2019, we had four investments with aggregate unfunded commitments of $7.6 million, and as of June 30, 2019, we had three investments with aggregate unfunded commitments of $6.7 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of December 31, 2019			As of June 30, 2019
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$9,967,698	3.2%	2	$6,358,750	2.1%	1
2	220,364,632	72.3	34	223,645,544	73.0	32
3	55,111,487	18.1	8	67,535,327	22.0	8
4	8,594,991	2.8	1	8,851,371	2.9	3
5	10,914,799	3.6	3	1	—	1

Total	$304,953,607	100.00%	48	$306,390,993	100.00%	45

Results of Operations

Comparison of the three months ended December 31, 2019 and December 31, 2018

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2019 increased to $9.4 million from $9.3 million for the three months ended December 31, 2018, primarily related to an increase in payments in kind income.

Expenses

Total expenses for the three months ended December 31, 2019 increased to $6.1 million, compared to $5.6 million for the three months ended December 31, 2018, primarily due to an increase in interest expenses related to interest payments on the 2023 Notes, and an increase in professional fees.

Net investment income

Net investment income increased to $3.8 million for the three months ended December 31, 2019 from $3.7 million for the three months ended December 31, 2018, primarily due to an decrease in expenses compared to the prior period offset by an increase in investment income during the same period.

Net realized gain or loss

There was a small realized gain on investments for the three months ended December 31, 2019 related to the sale of Hyperion Materials & Technologies, Inc. Net realized losses on investments totaled $0.1 million for the three months ended December 31, 2018, primarily due to a sale of International Wireless Group, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $0.8 million for the three months ended December 31, 2019, primarily due to the decrease in value of 4L Technologies Inc, Bioplan USA, Inc., and Exela Intermedia LLC which was offset by an increase in the value of Deluxe Toronto Ltd., Empire Office, Inc., Infrastructure & Energy Alternatives, Inc., and KIK Custom Products Inc.

During the three months ended December 31, 2018, we recorded a net change in unrealized depreciation of $13.2 million, primarily due to the decrease in valuations of certain investments offset by accretion on certain investments.

Comparison of the six months ended December 31, 2019 and December 31, 2018

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2019 increased to $18.0 million from $17.6 million for the six months ended December 31, 2018, primarily due to an increase in payments in kind income offset by a decrease in interest income.

Expenses

Total expenses for the six months ended December 31, 2019 increased to $11.1 million, compared to $10.4 million for the six months ended December 31, 2018, primarily due to an increase in interest expenses related to interest payments on the 2023 Notes.

Net investment income

Net investment income increased to $7.3 million for the six months ended December 31, 2019 from $7.1 million for the six months ended December 31, 2018, primarily due to an decrease in expenses compared to the prior period offset by an increase in investment income during the same period.

Net realized gain or loss

Net realized gains on investments totaled $0.1 million for the six months ended December 31, 2019, primarily due to the sale of Hyperion Materials & Technologies, Inc. Net realized losses on investments totaled $0.2 million for the six months ended December 31, 2018, primarily due to a sale of International Wireless Group, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $5.3 million for the six months ended December 31, 2019, primarily due to the decrease in value of 4L Technologies Inc, Bioplan USA, Inc., and Exela Intermedia LLC which was offset by an increase in the value of Deluxe Toronto Ltd., Empire Office, Inc., Infrastructure & Energy Alternatives, Inc., and KIK Custom Products Inc.

During the six months ended December 31, 2018, we recorded a net change in unrealized depreciation of $14.9 million, primarily due to the decrease in valuations of certain investments offset by accretion on certain investments.

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2019, our unrestricted cash balance decreased by $2.5 million. During that period, cash decreased by $0.1 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $60.0 million, offset by sales of investments of $59.4 million in portfolio companies and a decrease in payables for investments purchased of $2.1 million. During the same period, cash from financing activities decreased by $0.1 million, consisting primarily of proceeds of $24.9 million from the 2023 Notes and the Revolving Financing offset by and payments of $19.0 million from borrowings under the Revolving Financing and distributions of $5.6 million to our stockholders.

Capital resources

As of December 31, 2019, we had $17.2 million of cash as well as $8.9 million in restricted cash and $30.0 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2023 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Advisory Agreement

Effective August 30, 2019 (the “Commencement Date”), we entered into the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee is calculated based on the value of our Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee will be calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three and six months ended December 31, 2019, the Advisory Agreement $1,369,983 and $2,725,061, respectively, in Base Management Fees were earned by the Adviser, of which $57,852 and $102,035 was waived and $1,312,131 was payable at December 31, 2019. For the three and six months ended December 31, 2018, $1,405,297 and $2,757,152, respectively, in Base Management Fees were earned by the Adviser, of which $1,405,297 was payable at December 31, 2018.

Under the Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until our Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2022, the period that on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the three and six months ended December 31, 2019, we incurred $851,842 and $851,842, respectively, of Income-Based Fees, of which $336,619 and $336,619 was waived. As of December 31, 2019, $1,061,213 of such Income-Based Fees are currently payable to the Adviser and $757,030 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2018, we incurred $753,721 and $874,042, respectively, of Income-Based Fees, of which $0 and $22,000 was waived. As of December 31, 2018, $1,566,513 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement and $693,771 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) under the Prior Advisory Agreement and are not payable until such amounts are received in cash.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

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

As of December 31, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of December 31, 2018, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019, our off-balance sheet arrangements consisted of $7.6 million in unfunded commitments to three of our portfolio companies. As of June 30, 2019, our off-balance arrangements consisted of $2.8 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended December 31, 2019 through February 10, 2020, we invested $16.2 million in two new portfolio companies and one existing portfolio company and received no payment or sales proceeds.

On February 4, 2020, our board of directors declared a distribution for the quarter ended March 31, 2020 of $0.25 per share payable on April 2, 2020 to stockholders of record as of March 13, 2020.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2019, 96.9% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at December 31, 2019, a 1.00% increase in interest rates would increase our net interest income by approximately 24.2% and a 2.00% increase in interest rates would increase our net interest income by approximately 34.7%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019, which was filed with the SEC on September 13, 2019 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for quarter ended September 30, 2019, which was filed with the SEC on November 12, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2019, we issued 113,500 shares of common stock, par value $0.001 per share (the “Common Stock”), to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

The sale of the Common Stock was made pursuant to the Stock Purchase Agreement. The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

Dated: February 10, 2020

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1