Form 10-Q
period 2020-03-31
Investcorp Credit Management BDC, Inc.
filed 2020-05-11
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 8, 2020 was 13,885,335.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2020 (Unaudited)	June 30, 2019
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $315,310,601 and $ 321,504,359, respectively)	$274,912,817	$306,390,993
Cash	11,017,825	19,706,281
Cash, restricted	21,092,466	6,589,901
Receivable for investments sold	1,422,112	820,332
Interest receivable	2,737,421	3,090,639
Payment-in-kind interest receivable	379,527	—
Deferred offering costs	121,922	121,922
Other receivables	1,567,321	—
Prepaid expenses and other assets	424,999	227,924

Total Assets	$313,676,410	$336,947,992

Liabilities
Notes payable:
Term loan	$122,000,000	$122,000,000
Revolving credit facility	11,671,088	11,026,670
2023 Notes payable	51,375,000	34,500,000
Deferred debt issuance costs	(1,715,535)	(2,000,262)

Notes payable, net	183,330,553	165,526,408
Payable for investments purchased	8,858,179	22,276,343
Dividend payable	3,415,034	3,404,923
Deferred financing costs payable	1,037,000	1,037,000
Income-based incentive fees payable	737,659	545,991
Base management fees payable	1,296,037	—
Accrued provision for taxes	—	13,778
Interest payable	1,069,895	724,222
Directors’ fees payable	21,559	95,240
Accrued expenses and other liabilities	856,136	240,197

Total Liabilities	200,622,052	193,864,102
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,870,248 and 13,619,690 shares issued and outstanding, respectively)	13,870	13,620
Additional paid-in capital	200,863,603	198,398,831
Distributable earnings (loss)	(87,823,115)	(55,328,561)

Total Net Assets	113,054,358	143,083,890

Total Liabilities and Net Assets	$313,676,410	$336,947,992

Net Asset Value Per Share	$8.15	$10.51

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Investment Income:
Interest income	$7,599,834	$8,564,501	$22,912,000	$24,700,592
Payment in-kind interest income	916,303	—	3,278,294	953,928
Dividend income	—	15,607	—	46,882
Other fee income	313,543	142,483	629,269	575,003

Total investment income	8,829,680	8,722,591	26,819,563	26,276,405

Expenses:
Interest expense	2,532,121	2,164,625	7,417,144	6,586,019
Base management fees	1,359,833	1,369,713	4,084,894	4,126,865
Income-based incentive fees	(19,370)	723,484	832,472	1,597,526
Provision for tax expense	135,024	131,304	145,042	144,250
Professional fees	394,868	251,158	1,094,828	717,486
Allocation of administrative costs from advisor	352,000	346,777	1,034,000	1,026,473
Amortization of deferred debt issuance costs	195,377	195,377	586,131	586,131
Insurance expense	100,044	83,987	267,567	252,867
Directors’ fees	82,500	101,250	187,500	303,750
Custodian and administrator fees	74,637	243,823	282,106	258,823
Offering expense	86,906	51,750	224,260	155,250
Other expenses	156,428	18,399	433,288	373,613

Total expenses	5,450,368	5,681,647	16,589,232	16,129,053
Waiver of base management fees	(63,797)	—	(165,832)	—
Waiver of income-based incentive fees	(352)	(362,478)	(336,971)	(384,478)

Net expenses	5,386,219	5,319,169	16,086,429	15,744,575

Net investment income	3,443,461	3,403,422	10,733,134	10,531,830

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	(7,688,552)	(22,553,307)	(7,632,194)	(22,736,499)
Net change in unrealized appreciation (depreciation) in value of investments	(19,999,276)	17,792,347	(25,284,416)	2,892,876

Total realized and unrealized gain (loss) on investments	(27,687,828)	(4,760,960)	(32,916,610)	(19,843,623)

Net increase (decrease) in net assets resulting from operations	$(24,244,367)	$(1,357,538)	$(22,183,476)	$(9,311,793)

Basic and diluted:
Net investment income per share	$0.25	$0.25	$0.78	$0.77
Earnings per share	$(1.76)	$(0.10)	$(1.62)	$(0.68)
Weighted average shares of common stock outstanding	13,791,581	13,613,694	13,694,611	13,634,370
Distributions paid per common share	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2020	2019
Net assets at beginning of period	$139,557,334	$156,436,308

Increase (decrease) in net assets resulting from operations:
Net investment income	3,443,461	3,403,422
Net realized gain/(loss) on investments	(7,688,552)	(22,553,307)
Net change in unrealized appreciation (depreciation) on investments	(19,999,276)	17,792,347

Net increase (decrease) in net assets resulting from operations	(24,244,367)	(1,357,538)

Stockholder distributions:
Distributions from net investment income	(3,467,562)	(3,403,427)

Net decrease in net assets resulting from stockholder distributions	(3,467,562)	(3,403,427)

Capital transactions:
Issuance of common shares (113,500 and 0, respectively),	1,152,025	—
Reinvestments of stockholder distributions	52,528	10,921
Other paid in capital	4,400	—

Net increase (decrease) in net assets resulting from capital transactions	1,208,953	10,921

Net increase (decrease) in net assets	(26,502,976)	(4,750,044)

Net assets at end of period	$113,054,358	$151,686,264

	For the nine months ended March 31,
	2020	2019
Net assets at beginning of period	$143,083,890	$171,522,666

Increase (decrease) in net assets resulting from operations:
Net investment income	10,733,134	10,531,830
Net realized gain/(loss) on investments	(7,632,194)	(22,736,499)
Net change in unrealized appreciation (depreciation) on investments	(25,284,416)	2,892,876

Net increase (decrease) in net assets resulting from operations	(22,183,476)	(9,311,793)

Stockholder distributions:
Distributions from net investment income	(10,311,078)	(10,226,670)

Net decrease in net assets resulting from stockholder distributions	(10,311,078)	(10,226,670)

Capital transactions:
Issuance of common shares (227,000 and 0, respectively),	2,308,590	—
Reinvestments of stockholder distributions	152,032	60,634
Other paid in capital	4,400	—
Repurchase of common stock	—	(358,573)

Net increase (decrease) in net assets resulting from capital transactions	2,465,022	(297,939)

Net increase (decrease) in net assets	(30,029,532)	(19,836,402)

Net assets at end of period	$113,054,358	$151,686,264

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(22,183,476)	$(9,311,793)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(96,950,070)	(169,688,427)
Payment in-kind interest	(2,898,767)	(953,928)
Sales and repayments of investments	100,625,496	148,306,101
Net realized (gain) loss on investments	7,632,194	22,736,499
Net change in unrealized (appreciation) depreciation on investments	25,284,416	(2,892,876)
Amortization of discount/premium on investments	(2,215,092)	(3,001,812)
Amortization of deferred debt issuance costs	586,131	586,131
Net (increase) decrease in operating assets:
Interest receivable	353,218	516,572
Payment-in-kind interest receivable	(379,527)	—
Receivable for investments sold	(601,780)	1,971,101
Other receivables	(1,567,321)	245,550
Prepaid expenses and other assets	(197,075)	(73,220)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(13,418,164)	9,146,987
Interest payable	345,673	533,612
Accrued provision for income taxes	(13,778)	(2,579,337)
Directors fees payable	(73,681)	(6,507)
Accrued expenses and other liabilities	615,938	(221,362)
Base management fees payable	1,296,037	49,860
Income-based incentive fees payable	191,668	(1,239,902)

Net cash provided by (used in) operating activities	(3,567,960)	(5,876,751)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(301,404)	(1,913,916)
Issuance of common shares	2,308,590	—
Distributions to stockholders	(10,148,935)	(10,180,457)
Repurchase of common stock	—	(358,573)
Other paid in capital	4,400	—
Proceeds from 2023 Notes	16,875,000	34,500,000
Proceeds from borrowing on revolving credit facility	19,691,969	27,618,770
Repayments of borrowing on revolving credit facility	(19,047,551)	(41,441,770)

Net cash provided by (used in) financing activities	9,382,069	8,224,054

Net change in cash	5,814,109	2,347,303

Cash:
Cash and restricted cash at beginning of year	26,296,182	8,326,714

Cash and restricted cash at end of period	$32,110,291	$10,674,017

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$7,071,471	$6,052,407
Cash paid for taxes	$158,821	$2,723,561
Issuance of shares pursuant to Dividend Reinvestment Plan	$152,032	$60,634
Non-cash purchase of investments	$(14,761,547)	$—
Non-cash sale of investments	$14,761,547	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC –Term A(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,311,486	$5,311,486	$5,311,486	4.70%
1888 Industrial Services, LLC –Term B(4)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,644,830	7,870,723	4,093,449	3.62%
1888 Industrial Services, LLC –Term C(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	667,930	667,930	667,930	0.59%
1889 Industrial Services, LLC –Term D(4)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/30/2021	102,929	102,929	102,929	0.09%
1888 Industrial Services, LLC –Term E(4)(5)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/18/2019	9/19/2020	461,851	461,851	461,851	0.41%
1888 Industrial Services, LLC –Revolver(4)(5)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/11/2016	9/30/2021	1,896,372	1,896,372	1,896,372	1.68%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,262,464	1,262,464	1,237,214	1.09%
ACProducts, Inc.(6)	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	7/1/2025	5,000,000	5,107,256	4,950,000	4.38%
Alta Equipment Group, Inc	Trading Companies & Distributors	3M L + 8.00% (1.00% Floor)	2/7/2020	8/14/2025	8,000,000	7,724,850	7,720,000	6.83%
Altern Marketing, LLC –Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (1.00% Floor)	10/7/2019	10/7/2024	—	(26,316)	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (1.00% Floor)	10/7/2019	10/7/2024	6,969,737	6,904,602	6,830,342	6.04%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	9,937,500	9,709,937	9,540,000	8.44%
Bioplan USA, Inc.	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,517,114	13,154,147	11,219,204	9.92%
BW Gas & Convenience(6)	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	5,890,149	5,718,543	5,595,642	4.95%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	7,996,348	7,961,390	7.04%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,881,265	4,831,674	3,905,012	3.45%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,875,000	9,791,287	9,381,250	8.30%
Deluxe Toronto Ltd.(8)	Media	1M L + 5.50% (1.00% Floor)	6/29/2018	12/7/2020	4,934,380	4,918,413	3,947,504	3.49%
Empire Office Inc	Commercial Services & Supplies	1M L + 7.00% (1.00% Floor)	3/28/2019	4/12/2024	14,250,000	14,010,069	13,537,500	11.97%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 2.50% (1.00% Floor)	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.40%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,665,233	5,702,644	2,832,616	2.51%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	919,590	500,000	0.44%
FR Flow Control CB LLC –Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	5,359,500	5,260,874	5,037,930	4.46%
FR Flow Control CB LLC –Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	5/10/2026	2,100,000	2,061,351	1,974,000	1.75%
Fusion Connect Inc. – Exit Term Loan(6)	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	12/31/2024	5,850,000	5,736,057	5,850,000	5.18%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 8.00% (1.00% Floor)	1/14/2020	7/14/2025	4,665,991	4,665,991	3,732,793	3.30%
GEE Group, Inc.(7)	Professional Services	1M L + 18.00%	3/26/2018	3/31/2021	11,052,302	11,052,302	10,223,379	9.04%
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	10,000,000	9,802,300	9,800,000	8.67%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 3.50% (1.00% Floor)	11/8/2019	10/25/2022	$4,937,500	$4,479,295	$4,443,750	3.93%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/23/2026	4,987,500	4,892,829	4,688,250	4.15%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,016,815	7,078,241	6.26%
KIK Custom Products Inc	Chemicals	1M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,776,168	4,750,000	4.20%
Liberty Oilfield Services LLC(8)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,258,750	6,192,085	6,133,575	5.43%
Limbach Holdings Inc(5)	Construction & Engineering	1M L + 8.00% (2.00% Floor)	4/11/2019	4/12/2023	9,461,538	9,391,723	9,272,308	8.20%
Northstar Group Services Inc.	Construction & Engineering	3M L + 5% (1.00% Floor)	9/5/2019	9/8/2025	4,975,000	4,928,863	4,925,250	4.36%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,875,000	9,637,608	9,381,250	8.30%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,955,808	6,819,918	6,608,018	5.84%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,265,625	12,135,410	11,775,000	10.42%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,127,608	9,693,079	6,076,565	5.37%
ProFrac Services, LLC	Energy Equipment & Services	6M L + 5.75% (1.25% Floor)	9/7/2018	9/7/2023	8,401,375	8,350,912	7,561,237	6.69%
Qualtek USA LLC	Construction & Engineering	1M L + 5.75% (1.00% Floor)	7/15/2018	7/18/2025	9,625,000	9,483,281	9,047,500	8.00%
RPX Corporation	Professional Services	1M L + 6.00% (1.00% Floor)	6/8/2018	6/19/2024	5,341,725	5,313,437	5,288,307	4.68%
Specialty Building Products Holdings LLC	Construction Materials	1M L + 5.75%	9/25/2018	9/25/2025	1,957,594	1,934,678	1,859,714	1.64%
Techniplas LLC	Auto Components	Fixed 10.00%	11/13/2018	5/1/2020	9,500,000	9,425,091	4,750,000	4.20%

Total Senior Secured First Lien Debt Investments					281,077,309	270,933,616	245,795,508	217.41%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(8)(9)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,562,754	14,850,000	13.13%
Premiere Global Services, Inc.	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2022	15,788,401	15,546,889	5,525,940	4.89%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,906,991	7,040,000	6.23%

Total Senior Secured Second Lien Debt Investments					38,788,401	38,016,634	27,415,940	24.25%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)(11)	Energy Equipment & Services				$11,880	$—	$—	0.00%
4L Technologies Inc Common Stock(10)	Technology Hardware, Storage & Peripheral				149,918	2,171,581	1,499,176	1.33%
Fusion Connect Inc. Common Stock(10)	Internet Software & Services				22	306	22	0.00%
Fusion Connect Inc. (Warrants)(10)	Internet Software & Services				202,171	2,814,455	202,171	0.18%
Limbach Holdings, Inc. (Warrants)(10)	Construction & Engineering			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					364,193	6,360,351	1,701,369	1.51%

Total Non-Controlled/Non-Affiliates					$320,229,903	$315,310,601	$274,912,817	243.17%

Liabilities in excess other assets							(161,858,459)	-143.17%

Net Assets							$113,054,358	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	Security, or a portion thereof, unsettled as of March 31, 2020.

(7)	First Lien Unitranche Last Out Investment, which accounts for 3.72% of our investment portfolio at fair value.

(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 11.62% of total assets.

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

1M L — 1 month LIBOR (0.99% as of March 31, 2020)

2M L — 2 month LIBOR (1.26% as of March 31, 2020)

3M L — 3 month LIBOR (1.45% as of March 31, 2020)

6M L — 6 month LIBOR (1.18% as of March 31, 2020)

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

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

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

March 31, 2020

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank B.S.C., acquired the interests in CM Investment Partners LLC, the Company’s investment adviser (the “Adviser”), which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”).

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Investcorp BDC is required by August 30, 2021 to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”), which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the

“Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser (the “Prior Advisory Agreement”) and the Company’s prior administration agreement (the “Prior Administration Agreement”), respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

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

During the three months ended March 31, 2020, the Company’s operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of the Company’s investment portfolio. The Company has closely monitored its portfolio companies throughout this period, including assessing portfolio companies’ operational and liquidity exposure and outlook. For the three months ended March 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. For additional information concerning the COVID-19 pandemic and its potential impact on the Company’s business and operating results, see Part II—Other Information, Item 1A. Risk Factors.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2020, the Company had no Taxable Subsidiaries. At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2020, $559,595 and $959,069, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and nine months ended March 31, 2019, $1,002,568 and $2,018,491, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, there were no loans on non-accrual status.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $916,303 and $3,278,294 during the three and nine months ended March 31, 2020, respectively. The Company earned PIK interest of $0 and $953,928 during the three and nine months ended March 31, 2019, respectively.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions, and at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Expenses are accrued as incurred.

Deferred debt issuance costs, incurred in connection with the Company’s Notes Payable, are amortized using the straight-line method over the life of the notes.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2020 and June 30, 2019.

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

The Company’s valuation policies and procedures are developed by the Adviser, which is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company and approved by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

Valuation models are typically calibrated upon initial funding and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and that of the independent valuation firms. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the board of directors of the Company determines, in good faith, the fair value of each investment.

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

The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company recorded a provision for taxes of $135,024 and $145,042 for the three and nine months ended March 31, 2020, respectively, for U.S. federal and state income taxes related to the Taxable Subsidiaries. The Company recorded a provision for taxes of $131,304 and $144,250 for the three and nine months ended March 31, 2019, respectively, for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2020, the Company recorded distributions of $3.5 million and $10.3 million, respectively. During the three and nine months ended March 31, 2019, the Company recorded distributions of $3.4 million and $10.2 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2019, the Company had a net short-term capital loss carryforward of $1,177,259 and a net long-term capital loss carryforward of $20,093,213 available to be carried forward for an indefinite period.

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

As of March 31, 2020, and June 30, 2019, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement or the Prior Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. Under the discretionary repurchase program, the Company may, but is not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complies with the prohibitions under its insider trading policies and procedures and the applicable provisions of the 1940 Act, and the Securities Exchange Act of 1934, as amended. In addition, any repurchases will be conducted in accordance with the 1940 Act. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock that are purchased in connection with the share repurchase program. During the three and nine months ended March 31, 2020, the Company did not repurchase shares of its common stock in the open market. During the three months ended March 31, 2019, the Company did not repurchase share of its common stock on the open market. During the nine months ended March 31, 2019, the Company repurchased 42,214 shares of its common stock in the open market for $358,573 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

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

Certain items in the March 31, 2019 consolidated financial statements have been reclassified to conform to the March 31, 2020 presentation with no effect on net income.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2020 and March 31, 2019, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Investment purchases, at cost (including PIK interest)	$37,860,881	$65,620,872	$99,848,838	$170,642,355
Investment sales and repayments	41,204,396	46,538,203	100,625,946	147,675,802

The composition of the Company’s investments as of March 31, 2020, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$259,881,314	82.42%	$235,572,129	85.69%
Unitranche First Lien Debt Investment	11,052,302	3.50	10,223,379	3.72
Senior Secured Second Lien Debt Investment	38,016,634	12.06	27,415,940	9.97
Equity, Warrants and Other Investments	6,360,351	2.02	1,701,369	0.62

Total	$315,310,601	100.00%	$274,912,817	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Energy Equipment & Services	$30,672,578	11.16%
Professional Services	30,513,077	11.10%
Construction & Engineering	30,323,298	11.03%
Trading Companies & Distributors	24,531,930	8.93%
Media	18,797,504	6.84%
Containers & Packaging	17,827,222	6.48%
Commercial Services & Supplies	13,537,500	4.92%
Retail	11,775,000	4.28%
Diversified Telecommunication Services	11,602,505	4.22%
Internet Software & Services	9,784,986	3.56%
Consumer Finance	9,540,000	3.47%
Airlines	9,381,250	3.41%
Distributors	9,381,250	3.41%
Internet & Direct Marketing Retail	6,830,342	2.48%
Construction Materials	6,547,964	2.38%
Specialty Retail	5,595,642	2.04%
Household Durables	4,950,000	1.80%
Auto Components	4,750,000	1.73%
Chemicals	4,750,000	1.73%
Road & Rail	3,905,012	1.42%
Hotels, Restaurants & Leisure	3,846,750	1.40%
IT Services	3,332,617	1.21%
Technology Hardware, Storage & Peripherals	2,736,390	1.00%

Total	$274,912,817	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,415,967	13.52%
Energy Equipment & Services	31,276,442	10.21%
Media	30,345,112	9.91%
Construction & Engineering	30,025,649	9.80%
Commercial Services & Supplies	26,516,250	8.65%
Diversified Telecommunication Services	17,303,124	5.65%
Distributors	14,763,188	4.82%
Retail	14,350,000	4.68%
Containers & Packaging	12,942,636	4.22%
Hotels, Restaurants & Leisure	11,105,246	3.62%
Household Durables	9,440,625	3.08%
Internet Software & Services	8,851,371	2.89%
Auto Components	8,835,000	2.88%
Business Services	7,425,670	2.42%
Trading Companies & Distributors	7,350,000	2.40%
Health Care Equipment & Supplies	7,350,000	2.40%
Technology Hardware, Storage & Peripherals	7,339,974	2.40%
Construction Materials	6,912,675	2.26%
IT Services	5,798,132	1.89%
Chemicals	4,750,000	1.55%
Wireless Telecommunication Services	2,293,932	0.75%

Total	$306,390,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2020:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$74,508,807	27.10%
U.S. Midwest	54,354,107	19.77%
U.S. Southwest	41,890,629	15.24%
U.S. Mid-Atlantic	30,011,575	10.92%
International	25,809,434	9.39%
U.S. West	24,652,666	8.97%
U.S. Southeast	23,685,599	8.61%

Total	$274,912,817	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2019:

	Fair Value	Percentage of Total Portfolio
U.S. Northeast	$112,966,230	36.87%
U.S. Midwest	48,834,830	15.94%
U.S. Southeast	45,178,967	14.74%
International	27,243,499	8.89%
U.S. West	25,235,056	8.24%
U.S. Mid-Atlantic	23,738,962	7.75%
U.S. Southwest	23,193,449	7.57%

Total	$306,390,993	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2020, the Company made investments in eleven new portfolio companies of approximately $82.5 million to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2020, the Company made investments of $14.1 million in four existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

At March 31, 2020 and June 30, 2019, the Company held no derivative contracts.

The following table reflects the amount of gains (losses) on derivatives included in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and March 31, 2019, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Total Return Swaps	$—	$(4,087)	$—	$(328,385)
Embedded Derivatives—Notes Payable	—	4,087	—	328,385

Total	$—	$—	$—	$—

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$245,795,508	$245,795,508
Senior Secured Second Lien Debt Investments	—	—	27,415,940	27,415,940
Equity, Warrants and Other Investments	—	—	1,701,369	1,701,369

Total Investments	—	—	$274,912,817	$274,912,817

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investment	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	99,060,438	788,400	—	—	99,848,838
Sales	(76,173,883)	(24,451,613)	—	—	(100,625,496)
Amortization	1,835,615	379,477	—	—	2,215,092
Net realized gains (losses)	(7,632,194)	—	—	—	(7,632,194)
Transfers in	9,775,204	—	—	4,986,343	14,761,547
Transfers out	(14,761,547)	—	—	—	(14,761,547)
Net change in unrealized (depreciation) appreciation	(15,543,754)	(6,455,687)	—	(3,284,975)	(25,284,416)

Balance as of March 31, 2020	$245,795,508	$27,415,940	$—	$1,701,369	$274,912,817

Change in unrealized gains (losses) relating to assets still held as of March 31, 2020	$(23,627,819)	$(6,257,114)	$—	$(3,284,974)	$(33,169,907)

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

During the three and nine months ended March 31, 2020 and March 31, 2019, the Company did not transfer any investments among levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2020 and June 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Fair Value as of March 31, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$165,388,514	Yield Analysis	Market Yields	15.4%	6.6% - 24.2%
Unitranche First Lien Debt Investments	10,223,380	Discounted Cash Flow	Discount Rate	21.0%	21.0% - 21.0%
Senior Secured First Lien Debt Investments	26,693,197	Recovery Analysis	Recoverable Amount	N/A	N/A
Senior Secured First Lien Debt Investments	43,490,417	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	21,890,000	Yield Analysis	Market Yield	12.8%	10.9% - 14.7%
Senior Secured Second Lien Debt Investments	5,525,940	Recovery Analysis	Recoverable Amount	N/A	N/A
Equity, Warrants, and Other Investments	1,701,369	Recent Purchase	Recent Purchase	N/A	N/A
Equity, Warrants, and Other Investments	—	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

	Fair Value as of June 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$58,178,487	Yield Analysis	Market Yields	12.1%	5.5% - 24.9%
Unitranche First Lien Debt Investments	11,319,236	Discounted Cash Flow	Discount Rate	21.8%	20.6% - 23.1%
Senior Secured First Lien Debt Investments	127,490,234	Discounted Cash Flow	Discount Rate	10.1%	5.1% - 26.3%
Senior Secured First Lien Debt Investments	21,179,709	Broker Quoted	Market Comparable	79.6%	65.0% - 101.3%
Senior Secured First Lien Debt Investments	31,067,964	Recent Purchase	Recent Purchase	N/A	N/A
Senior Secured Second Lien Debt Investments	2,000,000	Yield Analysis	Market Yield	16.7%	16.2% - 17.2%
Senior Secure Second Lien Debt Investments	55,155,363	Discounted Cash Flow	Discount Rate	15.1%	9.6% - 31.1%
Equity, Warrants, and Other Investments	1	EV Multiple	EBITDA Multiple	0.0x	0.0x - 0.0x

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

As of March 31 2020 and June 30, 2019, there were $122.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, the Company amended the 2017 UBS Revolving Financing to reduce the size of the facility to $30.0 million. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of March 31, 2020, and June 30, 2019, there were $11.7 million and $11.0 million in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2020 and June 30, 2019, the fair value of the Notes Payable was estimated at $122.0 million and $133.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the 2023 Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “CMFNL.” The Company may from time to time repurchase the 2023 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of March 31, 2020 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $34.5 million, respectively, and had an estimated fair value of $32.2 million and $34.7 million, respectively, based on the closing price as of March 31, 2020 and June 30, 2019, respectively, as traded on NASDAQ.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the 2017 UBS Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2020, SPV and LLC had aggregate assets of $206.5 million, which included $198.0 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $8.5 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, or the “Financing Facilities”). As of June 30, 2019, SPV and LLC had aggregate assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the three and nine months ended March 31, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $126.0 million and 4.97%, respectively and $134.4 million and 4.83%, respectively. For the three and nine months ended March 31, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $102.9 million and 5.05%, respectively, and $106.9 million and 4.99%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 28, 2019	September 25, 2019	September 26, 2019	October 16, 2019	$0.2500	1st 2020
November 6, 2019	December 12, 2019	December 13, 2019	January 2, 2020	$0.2500	2nd 2020
February 4, 2020	March 12, 2020	March 13, 2020	April 4, 2020	$0.2500	3rd 2020

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of March 31, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$626,762	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	128,812	—	—	9/19/22
Altern Marketing, LLC	2,631,579	—	0.5%	10/7/24
Limbach Holdings Inc	5,538,462	—	2.0%	4/12/24

Total Unfunded Commitments	$8,925,615	—

The following table details the unfunded commitments as of June 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$494,050	$—	0.5%	9/30/21
Fusion Connect Inc.	391,465	—	—	10/3/19
Limbach Holdings Inc.	5,769,230	—	2.0%	4/12/23

Total Unfunded Commitments	$6,655,745	—

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

For the three and nine months ended March 31, 2020, $1,359,833 and $4,084,894, respectively, in Base Management Fees were earned by the Adviser, of which $63,797 and $165,832, respectively, was waived. As of March 31, 2020, $1,296,037 of such fees were payable. For the three and nine months ended March 31, 2019, $1,369,713 and $4,126,865, respectively, in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $1,369,713 was payable at March 31, 2019.

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

For the three and nine months ended March 31, 2020, the Company incurred $0 and $832,472, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $336,971 was waived. As of March 31, 2020, $737,659 incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. This amount is net of $19,370 that is a reversal from a prior period of deferred incentive fee. For the three and nine months ended March 31, 2019, the Company incurred $723,484 and $1,597,526 of Income-Based Fees, of which $362,478 and $384,478, respectively, was waived. As of March 31, 2019, $1,054,776 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $541,560 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

Under U.S. GAAP, the Company calculates the Capital Gains Fee as if it had realized all assets at their fair values as of the reporting date. Accordingly, the Company accrues a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of March 31, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $352,000 and $1,034,000 under the Administration Agreement for the three and nine months ended March 31, 2020, respectively. The Company incurred costs of $346,777 and $1,026,473 under the Prior Administration Agreement for the three and nine months ended March 31, 2019, respectively.

As of March 31, 2020, and June 30, 2019, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement and the Prior Administration Agreement, respectively.

Stock Purchase Agreement

The Company is party to the Stock Purchase Agreement with Investcorp BDC, pursuant to which, Investcorp BDC is required by August 30, 2021 to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

As of March 31, 2020, Investcorp BDC had purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of March 31, 2020, Investcorp BDC had purchased 203,659 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

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

Note 8. Directors’ Fees

Each of the Company’s independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and nine months ended March 31, 2020, the Company recorded directors’ fees of $82,500 and $187,500, of which $21,559 were payable at March 31, 2020. For the three and nine months ended March 31, 2019, the Company recorded directors’ fees of $101,250 and $303,750, of which $92,789 were payable at March 31, 2019.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$(24,244,367)	$(1,357,538)	$(22,183,476)	$(9,311,793)
Weighted average shares of common stock outstanding	13,791,581	13,613,694	13,694,611	13,634,370
Basic/diluted net increase (decrease) in net assets from operations per share	$ (1.76)	$ (0.10)	$ (1.62)	$ (0.68)

On March 4, 2020, the Company issued 113,500 shares of common stock, par value $0.001 per share (the “Common Stock”), to Investcorp BDC at a price of $10.15 per share for an aggregate offering price of $1,152,025. On December 4, 2019, the Company issued 113,500 shares of the Common Stock to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

The sales of the Common Stock were made pursuant to the Stock Purchase Agreement. The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015*	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300

*	Special distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended March 31, 2020 and March 31, 2019:

	Nine months ended March 31,
	2020		2019
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$10,311,078	100%	$10,226,670	100%
Long-term capital gains	—	—	—	—

Total	$10,311,078	100%	$10,226,670	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company has a share repurchase program under which the Company may repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. During the three and nine months ended March 31, 2020, the Company did not repurchase shares of its common stock on the open market. During the three months ended March 31, 2019, the Company did not repurchase shares of its common stock on the open market. During the nine months ended March 31, 2019, the Company repurchased 42,214 shares of its common stock on the open market for $358,573 (including commissions). The following table summarizes the Company’s share repurchases under the share repurchase program for the three and nine months ended March 31, 2020 and March 31, 2019.

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Number of shares repurchased	—	—	—	42,214
Cost of shares repurchased, including commissions	$—	$—	$—	$358,531

Weighted average price per share	$—	$—	$—	$8.14
Net asset value per share at period end	—	—	—	$11.14
Weighted average discount to period end net asset value	—	—	—	24.18%

Note 12. Share Transactions

The following table summarizes the total shares for the nine months ended March 31, 2020 and March 31, 2019.

	Nine months ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,619,690	$199,947,288	13,649,504	$200,203,363
Issuance of common shares	227,000	2,308,590	—	—
Reinvestments of stockholder distributions	23,558	152,032	6,417	60,634
Retirement of repurchased shares	—	—	(42,214)	(358,573)

Balance at end of period	13,870,248	$202,407,910	13,613,707	$199,905,424

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the nine months ended March 31,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$12.57
Net investment income	0.79	0.77
Net realized and unrealized gains (losses)	(2.40)	(1.46)

Net increase (decrease) in net assets resulting from operations	(1.61)	(0.69)
Capital transactions(2)
Share repurchases	—	0.01
Dividends from net investment income	(0.75)	(0.75)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.75)	(0.74)
Offering costs	—	—

Net asset value, end of period	$8.15	$11.14

Market value per share, end of period	$2.46	$7.38
Total return based on market value(3)(4)	(61.98)%	(7.76)%
Shares outstanding at end of period	13,870,248	13,613,707
Ratio/Supplemental Data:
Net assets, at end of period	$113,054,358	$151,686,264
Ratio of total expenses to average net assets(5)	16.92%	13.50%
Ratio of net expenses to average net assets(5)	16.41%	13.18%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	8.16%	6.00%
Ratio of net investment income before fee waiver to average net assets	10.61%	8.49%
Ratio of net investment income after fee waiver to average net assets	10.95%	8.81%
Total Notes Payable	$185,046,088	$140,500,000
Asset Coverage Ratio(6)	1.61	2.08
Portfolio Turnover Rate(4)	37%	46%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Total return is calculated based on a time-weighted rate of return methodology for the stockholders and is not annualized. Total return is reflected after all investment-related and operating expenses. An individual stockholder’s return may vary from these returns based on the timing of capital transactions. The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period.

The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period. Credit facility related expenses include interest expense and amortization of deferred debt issuance costs.

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Loan Amendment/Consent Fee	$313,543	$142,483	$629,269	$575,003

Other Fee Income	$313,543	$142,483	$629,269	$575,003

Note 15. Tax Information

As of March 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$315,310,601

Gross unrealized appreciation	488,931
Gross unrealized depreciation	(40,886,715)

Net unrealized investment depreciation	$(40,397,784)

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

Subsequent to the three months ended March 31, 2020 through May 7, 2020, the Company invested $2.0 million in 2 existing portfolio companies and received no payment or sales proceeds.

Our dividend framework provides a quarterly base dividend and is supplemented (when applicable) by additional dividends determined by the level of overearnings on a net investment income basis relative to the base dividend level.

On May 7, 2020, the Company’s Board of Directors (the “Board”) declared a distribution for the quarter ending June 30, 2020 of $0.15 per share, payable on July 10, 2020, to stockholders of record as of June 19, 2020. In addition, the Board declared a supplemental distribution of $0.03 per share, payable on July 10, 2020, to stockholders of record as of June 19, 2020.

The share repurchase program expired on May 1, 2020. In total, the Company repurchased 84,841 shares of its common stock for a total cost of $748,709 under this share repurchase program.

On April 15, 2020, the Company decided not to exercise the Option under the Term Financing and repaid $20.0 million of the Term Financing.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic. Shortly thereafter, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The Company has been and continues to assess the effects of COVID-19 on its portfolio companies, and is taking steps to help mitigate the adverse consequences to each of its businesses stemming from COVID-19; however, though the magnitude of the impact remains to be seen, its portfolio companies and by extension its operating results will be adversely impacted by COVID-19.

Any of the foregoing factors, or other cascading effects of COVID-19 that are not currently foreseeable, could materially increase the Company’s costs, negatively impact its investment income and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of fluctuations in interest rates on our business;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC (“Investcorp”) and its affiliates

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic and sharp declines in energy prices;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us, including as a result of the current COVID-19 pandemic;

•	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

Overview

Investcorp Credit Management BDC, Inc. (“ICMB,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). On August 30, 2019, we changed our name from CM Finance Inc to Investcorp Credit Management BDC, Inc.

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, CM Finance LLC merged with and into us (the “Merger”). In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of certain funds (the “Cyrus Funds”) managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel Venture Corp. (“Stifel”) in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel, to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We also used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by the Cyrus Funds and Stifel and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $12.9 billion as of March 31, 2020. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

In addition, on June 26, 2019, we entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, Investcorp BDC is required by August 30, 2021 to purchase (i) 680,985 newly issued shares of our common stock, par value $0.001 per share, at the most recently determined net asset value per share of our common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of our common stock in open-market or secondary transactions.

As of March 31, 2020, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information. As of March 31, 2020, Investcorp BDC had purchased 203,659 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

During the three months ended March 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. We have closely monitored our portfolio companies throughout this period, including assessing portfolio companies’ operational and liquidity exposure and outlook. For the three months ended March 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II—Other information, Item 1A. Risk Factors.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for federal income tax purposes. At March 31, 2020, we had no Taxable Subsidiaries. At June 30, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

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

As of March 31, 2020, all of our investments were classified as Level 3 investments. As of June 30, 2019, all of our investments were classified as Level 3 investments.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2020, we had no investments on non-accrual status. As of June 30, 2019, we had one investment on non-accrual status, Fusion Connect Inc., which represented approximately 3.0% of our portfolio at fair value.

Financing Facility

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing and increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On April 14, 2020, with the consent of UBS, we can opt (the “Option’) to increase our Term Financing by up to $53.0 million, expanding the Term Financing to $175.0 million.

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

As of both March 31, 2020 and June 30, 2019, there were $122.0 million borrowings outstanding under the Term Financing.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of March 31, 2020, there were $11.7 million borrowings outstanding under the Revolving Facility. As of June 30, 2019, there were $11.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase the 2023 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2020 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and 34.5 million, respectively, and had an estimated fair value of $32.2 million and $34.7 million, respectively, based on the closing price as of March 31, 2020 and June 30, 2019, respectively, as traded on NASDAQ.

The indenture under which the 2023 Notes are issued (the “Indenture”) contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the Indenture.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2020, and June 30, 2019, approximately 10.25% and 9.78% of our total assets at fair value were non-qualifying assets, respectively.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from royalty income, loan amendment and consent fees, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

At March 31, 2020, our investment portfolio of $274.9 million (at fair value) consisted of debt and equity investments in 38 portfolio companies, of which 85.7% were first lien investments, 10.0% were second lien investments, 3.7% were unitranche first lien debt investments, and 0.6% were in equities, warrants, or other positions. At March 31, 2020, our average and largest portfolio company investment at fair value was $7.2 and $14.9 million, respectively.

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

As of March 31, 2020 and June 30, 2019, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.19% and 10.50%. As of March 31, 2020 and June 30, 2019, respectively, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.05% and 10.25%.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At March 31, 2020 and June 30, 2019, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at March 31, 2020	Percentage of Total Portfolio at June 30, 2019
Energy Equipment & Services	11.16%	10.21%
Professional Services	11.10	13.52
Construction & Engineering	11.03	9.80
Trading Companies & Distributors	8.93	2.40
Media	6.84	9.91
Containers & Packaging	6.48	4.22
Commercial Services & Supplies	4.92	8.65
Retail	4.28	4.68
Diversified Telecommunication Services	4.22	5.65
Internet Software & Services	3.56	2.89
Consumer Finance	3.47	—
Airlines	3.41	—
Distributors	3.41	4.82
Internet & Direct Marketing Retail	2.48	—
Construction Materials	2.38	2.26
Specialty Retail	2.04	—
Household Durables	1.80	3.08
Auto Components	1.73	2.88
Chemicals	1.73	1.55
Road & Rail	1.42	—
Hotels, Restaurants & Leisure	1.40	3.62
IT Services	1.21	1.89
Technology Hardware, Storage and Peripherals	1.00	2.40
Business Services	—	2.42
Health Care Equipment & Supplies	—	2.40
Wireless Telecommunication Services	—	0.75

	100.00%	100.00%

During the three months ended March 31, 2020, we added six new investments totaling approximately $36.9 million. Four of these investments were in new portfolio companies. Of the new investments, 100.0% consisted of first lien investments. In particular, our investments in the energy equipment and services industries, which comprise 11.16% of our portfolio as of March 31, 2020, have been negatively affected by the economic uncertainty caused by COVID-19.

At March 31, 2020, 98.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 1.9% bore interest at fixed rates. At June 30, 2019, 95.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 4.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2020, we had four investments with aggregate unfunded commitments of $8.9 million, and as of June 30, 2019, we had three investments with aggregate unfunded commitments of $6.7 million. We generally set aside sufficient liquid assets to cover our unfunded commitments, if any.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of March 31, 2020			As of June 30, 2019
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$6,133,575	2.2%	1	$6,358,750	2.1%	1
2	224,654,798	81.7	42	223,645,544	73.0	32
3	38,598,504	14.0	8	67,535,327	22.0	8
4	5,525,940	2.1	1	8,851,371	2.9	3
5	—	—	1	1	—	1

Total	$274,912,817	100.00%	53	$306,390,993	100.00%	45

Results of Operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2020 increased to $8.8 million from $8.7 million for the three months ended March 31, 2019, primarily related to an increase in payments in kind income.

Expenses

Total expenses for the three months ended March 31, 2020 increased to $5.4 million, compared to $5.3 million for the three months ended March 31, 2019, primarily due to an increase in interest expenses related to interest payments on the 2023 Notes, and an increase in professional fees offset by a decrease in incentive fees.

Net investment income

Net investment income was $3.4 million for the three months ended March 31, 2020 and for the three months ended March 31, 2019, which is primarily unchanged quarter over quarter.

Net realized gain or loss

Net realized losses on investments totaled $7.7 million for the three months ended March 31, 2020 related to the restructure of Fusion Connect, Inc. and 4L Technologies, Inc. Net realized losses on investments totaled $22.5 million for the three months ended March 31, 2019, primarily due to the write-off of Trident USA Health Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $20.0 million for the three months ended March 31, 2020, primarily due to the decrease in value of 1888 Industrial Services, 4L Technologies Inc, Bioplan USA, Inc., Deluxe Toronto Ltd., Fusion Connect Inc., GEE Group Inc., Premiere Global Services, Inc. and Techniplas LLC. The resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic.

During the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $17.8 million, primarily due to the write-off of Trident USA Health Services, LLC and by accretion on certain investments.

Comparison of the nine months ended March 31, 2020 and March 31, 2019

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2020 increased to $26.8 million from $26.3 million for the nine months ended March 31, 2019, primarily due to an increase in payments in kind income offset by a decrease in interest income.

Expenses

Total expenses for the nine months ended March 31, 2020 increased to $16.1 million, compared to $15.7 million for the nine months ended March 31, 2019, primarily due to an increase in interest expenses related to interest payments on the 2023 Notes.

Net investment income

Net investment income increased to $10.7 million for the nine months ended March 31, 2020 from $10.5 million for the nine months ended March 31, 2019, primarily due to an increase in investment income, which was offset by an increase in interest expense related to the 2023 Notes during the same period.

Net realized gain or loss

Net realized losses on investments totaled $7.6 million for the nine months ended March 31, 2020, primarily due to the restructure of Fusion Connect, Inc. and 4L Technologies, Inc. Net realized losses on investments totaled $22.7 million for the nine months ended March 31, 2019, primarily due to the write-off of Trident USA Health Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $25.3 million for the nine months ended March 31, 2020, primarily due to the decrease in value of 1888 Industrial Services, 4L Technologies Inc, Bioplan USA, Inc., Deluxe Toronto Ltd., Fusion Connect Inc., GEE Group Inc., Premiere Global Services, Inc. and Techniplas LLC. The resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic.

During the nine months ended March 31, 2019, we recorded a net change in unrealized appreciation of $2.9 million, primarily due to the write-off of Trident USA Health Services, LLC, realizing a previously unrealized loss.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2020, our unrestricted cash balance decreased by $8.7 million. During that period, cash decreased by $3.6 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $97.0 million, offset by sales of investments of $100.6 million in portfolio companies and a decrease in payables for investments purchased of $13.4 million. During the same period, cash from financing activities increased by $9.4 million, consisting primarily of proceeds of $36.6 million from the 2023 Notes and the Revolving Financing and proceeds from share issuance of $2.3 million, offset by payments of $19.0 million from borrowings under the Revolving Financing and distributions of $10.1 million to our stockholders.

Capital resources

As of March 31, 2020, we had $11.0 million of cash as well as $21.1 million in restricted cash and $18.3 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2023 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three and nine months ended March 31, 2020, $1,359,833 and $4,084,894, respectively, in Base Management Fees were earned by the Adviser, of which $63,797 and $165,832 was waived and $1,296,037 was payable at March 31, 2020. For the three and nine months ended March 31, 2019, $1,369,713 and $4,126,865, respectively, in Base Management Fees were earned by the Adviser, of which $1,369,713 was payable at March 31, 2019.

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

For the three and nine months ended March 31, 2020, we incurred $0 and $832,472, respectively, of Income-Based Fees, of which $336,971 was waived for the nine months ended March 31, 2020. As of March 31, 2020, $737,659 of such Income-Based Fees are currently payable to the Adviser and $737,660 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2019, we incurred $723,484 and $1,597,526, respectively, of Income-Based Fees, of which $362,478 and $384,478 was waived. As of March 31, 2019, $1,054,776 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement and $541,560 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) under the Prior Advisory Agreement and are not payable until such amounts are received in cash.

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

As of March 31, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of March 31, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019, our off-balance sheet arrangements consisted of $8.9 million in unfunded commitments to four of our portfolio companies. As of June 30, 2019, our off-balance arrangements consisted of $2.8 million in unfunded commitments to three of our portfolio companies. We generally set aside sufficient liquid assets to cover our unfunded commitments, if any.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended March 31, 2020 through May 7, 2020, we invested $2.0 million in 2 existing portfolio companies and received no payment or sales proceeds.

On May 7, 2020, our board of directors declared a distribution for the quarter ended June 30, 2020 of $0.15 per share payable on July 10, 2020 to stockholders of record as of June 19, 2020. In addition, our board of directors declared a supplemental distribution for the quarter ended March 31, 2020 of $0.03 per share payable on July 10, 2020 to stockholders of record as of June 19, 2020.

On May 7, 2020, our board of directors elected Lee M. Shaiman as a director of the Company, effective immediately. Mr. Shaiman has also been appointed to serve as chair of the Company’s audit committee and as a member of the Company’s nominating and corporate governance committee and compensation committee. Our board of directors has determined that Mr. Shaiman qualifies as an “audit committee financial expert” under the SEC’s rules. As previously disclosed, in connection with Mr. Shaiman’s election, Keith Lee resigned from our board of directors at the conclusion of the meeting held on May 7, 2020.

The share repurchase program expired on May 1, 2020. In total, we repurchased 84,841 shares of our common stock for a total cost of $748,709 under this share repurchase program.

On April 15, 2020, we decided not to exercise the Option and repaid $20.0 million of the Term Financing.

COVID-19

In March 2020, the World Health Organization declared COVID-19 as a pandemic. Shortly thereafter, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We have been and continue to assess the effects of COVID-19 on our portfolio companies, and are taking steps to help mitigate the adverse consequences to each of our businesses stemming from COVID-19; however, though the magnitude of the impact remains to be seen, our portfolio companies and by extension our operating results will be adversely impacted by COVID-19.

Any of the foregoing factors, or other cascading effects of COVID-19 that are not currently foreseeable, could materially increase our costs, negatively impact our investment income and damage our results of operations and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Additionally, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Exemptive Relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II—Other information, Item 1A. Risk Factors.

At March 31, 2020, 98.1% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2020, a 1.00% increase in interest rates would increase our net interest income by approximately 7.9% and a 2.00% increase in interest rates would increase our net interest income by approximately 16.8%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential”

businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, the Adviser and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle-market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our shareholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a meeting of our shareholders initially convened on November 6, 2019 and reconvened on December 5, 2019, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on November 6, 2020.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy equipment and services industries and energy-related investments within our investment portfolio.

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy equipment and services companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy equipment and services industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2020, we issued 113,500 shares of common stock, par value $0.001 per share (the “Common Stock”), to Investcorp BDC at a price of $10.15 per share for an aggregate offering price of $1,152,025.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 7, 2020, our board of directors elected Lee M. Shaiman as a director of the Company, effective immediately. Mr. Shaiman has also been appointed to serve as chair of the Company’s audit committee and as a member of the Company’s nominating and corporate governance committee and compensation committee. Our board of directors has determined that Mr. Shaiman qualifies as an “audit committee financial expert” under the SEC’s rules. As previously disclosed, in connection with Mr. Shaiman’s election, Keith Lee resigned from our board of directors at the conclusion of the meeting held on May 7, 2020.

Mr. Shaiman, 64, has served as executive director of the Loan Syndications and Trading Association (“LSTA”) since January 2018. Prior to joining the LSTA, Mr. Shaiman was the Chief Investment Officer and Portfolio Manager for the liquid-credit business at ArrowMark Colorado Holdings, LLC, where he lead an investment team focused on investing in senior secured loans, held primarily in collateralized loan obligation vehicles. Prior to joining ArrowMark, Mr. Shaiman was a Managing Director and Senior Portfolio Manager and Chairman of the Debt Funds investment committee at GSO Capital Partners, a division of Blackstone. He was directly involved in all aspects of managing, structuring and raising funds primarily invested in senior secured loans. Mr. Shaiman received a Bachelor of Arts in Economics from Rutgers University and a Master of Science in Accounting and Taxation from The Wharton School, University of Pennsylvania.

Mr. Shaiman is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company and will serve as one of the Company’s Independent Directors. He will serve as a director for a term expiring in 2020 and until his successor is duly elected and qualified. Mr. Shaiman will be entitled to the applicable annual fee and other compensation pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. There are no arrangements or understandings between Mr. Shaiman and any other persons pursuant to which Mr. Shaiman was elected as a director of the Company. There are also no transactions in which Mr. Shaiman has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws(1)
10.1	Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp(3)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 10, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2020

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1