Form 10-K
period 2020-06-30
Investcorp Credit Management BDC, Inc.
filed 2020-09-22
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $89.2 million based upon the last sale price for the Registrant’s common stock on that date.

There were 13,894,635 shares of the Registrant’s common stock outstanding as of September 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2020

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

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bore interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On April 15, 2020, we decided not to exercise an option to increase the Term Financing by up to $53.0 million (the “Option”) and repaid $20.0 million of the Term Financing.

Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million under the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through April 14, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from April 15, 2020 through December 5, 2021.

As of June 30, 2020 and June 30, 2019, there were $102.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2020, there were $30.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

On October 18, 2019, we closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes,” and together with the Existing Notes, the “2023 Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by us from the sale of the Notes, including the exercise of the underwriters’ over-allotment option, was approximately $16.4 million, based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000.

The 2023 Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The 2023 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2023 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Financing Facilities. The 2023 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the 2023 Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase the 2023 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and 34.5 million, respectively, and had an estimated fair value of $44.9 million and $34.7 million, respectively, based on the closing price as of June 30, 2020 and June 30, 2019, respectively, as traded on NASDAQ.

The indenture under which the 2023 Notes are issued (the “Indenture”) contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the 2023 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the Indenture.

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

Portfolio Composition

As of June 30, 2020, our portfolio consisted of debt and equity investments in 38 portfolio companies with a fair value of $270.6 million. As of June 30, 2020, our portfolio at fair value consisted of 83.6% first lien investments, 10.2% second lien investments, 4.0% unitranche loans, and 2.2% equity, warrant or other positions. At June 30, 2020, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 9.58%. At June 30, 2020, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.01%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), as of June 30, 2020 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2020 was as follows:

Percentage of Total Portfolio at June 30, 2020
Professional Services	11.48%
Construction & Engineering	11.18
Energy Equipment & Services	10.92
Trading Companies & Distributors	9.09
Media	7.09
Containers & Packaging	5.93
Diversified Telecommunication Services	4.64
Commercial Services & Supplies	4.58
Retail	4.32
Distributors	3.49
Internet Software & Services	3.41
Consumer Finance	3.37
Airlines	3.35
Construction Materials	2.41
Auto Components	2.31
Internet & Direct Marketing Retail	2.29
Specialty Retail	2.08
Household Durables	1.82
Chemicals	1.77
Road & Rail	1.43
Hotels, Restaurants & Leisure	1.42
IT Services	1.10
Technology Hardware, Storage & Peripherals	0.52
Wireless Telecommunication Services	—

100.00%

CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Christopher E. Jansen. Mr. Mauer also serves as the Chairman of our board of directors and our Chief Executive Officer, and Mr. Jansen also serves as our President and Secretary. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $13.1 billion as of June 30, 2020. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 40 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Bank Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2020, Investcorp Group had $32.2 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 450 people across its offices in New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai and Singapore. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

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

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Managing Director of the Adviser. In addition, Jeremy Ghose, the Managing Director and Head of Investcorp Credit Management, has a non-voting observer role on the Investment Committee.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) and recommended that the Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019. At the closing of the Investcorp Transaction on August 30, 2019, we entered into the Advisory Agreement with the Adviser, pursuant to which we pay the Adviser a management fee equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. In addition, pursuant to the Advisory Agreement, we pay the Adviser an incentive fee equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%, as well as 20.0% of net capital gains. The Advisory Agreement has substantially the same terms as the prior investment advisory agreement, dated February 5, 2014, between us and the Adviser (the “Prior Advisory Agreement”).

At the closing of the Investcorp Transaction on August 30, 2019, we entered into a new administration agreement with the Adviser (the “Administration Agreement”). Under the Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The terms of the Administration Agreement, including the reimbursement of expenses by the Company to the Adviser, are identical to those contained in the Company’s prior administration agreement with the Adviser (the “Prior Administration Agreement”).

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Investcorp BDC is required by August 30, 2021 to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions. As of June 30, 2020, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Sales of Unregistered Securities”” for more information. As of June 30, 2020, Investcorp BDC had purchased 281,775 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

•

regulatory changes, including the introduction of international capital and liquidity requirements for banks under the 2012 Basel III Accords have decreased their capacity to hold non-investment grade leveraged loans, causing banks to curtail lending to middle-market companies;

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $636 billion of uncalled capital as of December 31, 2019. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, each with over 25 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by three additional investment professionals, who collectively have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

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

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. The Investment Committee consists of Messrs. Mauer, Jansen and Muns, with Mr. Ghose as a non-voting observer. Every initial investment requires approval by a majority of the Investment Committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by at least a majority of the Investment Committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

•

Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable us to take advantage of attractive investments in recently restructured companies. Furthermore, we believe we are in a better position to leverage the existing knowledge and relationships that the Investment Team has developed to lead investments that meet our investment criteria. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts (“OID”), early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

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

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by one of the Co-Chief Investment Officers of the Adviser and a senior investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the Investment Committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the approval of a majority of the Investment Committee and such majority must include both Messrs. Mauer and Jansen. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Investment Committee.

If the Adviser decides to pursue an opportunity, a preliminary term sheet will be produced for the target portfolio company. This term sheet serves as a basis for the discussion and negotiation of the critical terms of the proposed financing. At this stage, the Adviser begins its formal underwriting and investment approval process as described below. After the negotiation of a transaction, the financing is presented to the Investment Committee of the Adviser for approval. Upon approval of a financing transaction, the parties will prepare the relevant loan documentation. An investment is funded only after all due diligence is satisfactorily completed and all closing conditions have been satisfied. Each of the investments in our portfolio is monitored on a daily basis by a member of the Investment Committee aided by the senior investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

Business model and financial assessment

The Adviser undertakes a review and analysis of the financial and strategic plans for the potential investment. There is significant evaluation of and reliance upon the due diligence performed by the private equity sponsor, if applicable, and third-party experts, including accountants and consultants. Areas of evaluation include:

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

Mezzanine loans/structured equity. Mezzanine loans are subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors of the issuer. As with standalone second lien loans, we expect to demand a significantly higher risk premium in the form of higher spreads, call protection and/or warrants for mezzanine loans, given the lower recovery rates for such securities due in part to the greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in a protracted workout. We may take mezzanine type risk in the form of “structured equity” investments. In cases where portfolio companies may be constrained in their ability to raise additional capital in the form of debt, we may have the opportunity to structure preferred equity or other equity-like instruments. These equity instruments typically have redemption rights and will either be convertible into common equity at our option or will have detachable warrants compensating us for the additional risk inherent in such investments. In most cases, these equity instruments will have debt-like characteristics, which provide more downside protection than a typical equity instrument.

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

Portfolio Management Strategy

Each of the investments in our portfolio is monitored on a daily basis by a member of the Investment Committee aided by the senior investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2020			As of June 30, 2019
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$25,254,600	9.3%	3	$6,358,750	2.1%	1
2	162,252,467	60.0	30	223,645,544	73.0	32
3	64,792,766	23.9	16	67,535,327	22.0	8
4	9,848,588	3.7	3	8,851,371	2.9	3
5	8,473,288	3.1	3	1	—	1

Total	$270,621,709	100.0%	55	$306,390,993	100.0%	45

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing total assets minus liabilities by the total number of shares outstanding.

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

Management Agreements

Advisory Agreement and Prior Advisory Agreement

The Advisory Agreement went into effect on August 30, 2019 (the “Commencement Date”). Subject to the few exceptions discussed below, the terms of the Advisory Agreement, including (i) the investment management services to be provided by the Adviser to the Company thereunder, (ii) the base management fee and incentive compensation payable, (iii) the allocation of expenses between the Adviser and the Company, (iv) the indemnification provisions thereunder and (v) the provisions regarding termination and amendment, are substantially the same as those of the Prior Advisory Agreement.

Management Services

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Advisory Agreement and identical to the terms of the Prior Advisory Agreement, the Adviser:

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

The Adviser’s services under the Advisory Agreement, as with the Prior Advisory Agreement, are not exclusive, and it may furnish similar services to other entities.

Management Fee

As with the Prior Advisory Agreement, under the Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by our stockholders.

Base Management Fee

Identical to the terms of the Prior Advisory Agreement, under the Advisory Agreement, the Base Management Fee will be calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

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

Incentive Fee

Substantially the same as the terms of the Prior Advisory Agreement, under the Advisory Agreement, the Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). Incentive Fees are calculated as described below and payable quarterly in arrears (or, upon termination of the Advisory Agreement, as of the termination date).

Income-Based Fee

Under the Advisory Agreement and the Prior Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Incentive Fee until our Pre-Incentive Fee Net Investment Income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

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

Under both the Advisory Agreement and the Prior Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement, however, the beginning date for the Lookback Period (as defined below) differs under the Agreements.

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

Under the Advisory Agreement, the calculation period for the Pre-Incentive Fee Net Investment Income is based on fiscal quarters rather than calendar quarters. In addition, effective on the Commencement Date, the Total Return Requirement for the Income-Based Fee was reset to begin on September 30, 2019. No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2022, the period that on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

In addition, under both the Advisory Agreement and the Prior Advisory Agreement, the portion of such Incentive Fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to the Adviser only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of Incentive Fees payable) and would result in a reduction and possible elimination of the Incentive Fees for such quarter. Notwithstanding any such Incentive Fee reduction or elimination, there is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

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

Substantially the same as the terms of the Prior Advisory Agreement, under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended June 30, 2020 will be excluded from the calculations of the Capital Gains Fee.

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

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses) = 2.2625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

= 100% × (2.2625% – 2.0%)

= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision; therefore, the income related portion of the incentive fee is 0.2625%.

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
= 0.5% + (20.0% × 0.3625%)
= 0.5% + 0.725%
= 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision; therefore, the income related portion of the incentive fee is 0.5725%.

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

Payment of Our Expenses

Identical to the Prior Advisory Agreement, the Base Management Fee and Incentive Fee compensation provided for in the Advisory Agreement remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will be in effect for an initial two-year term and will continue in effect from year-to-year thereafter if approved annually by our board of directors, including a majority of the Independent Directors, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities and a majority of the Independent Directors.

As with the Prior Advisory Agreement, the Advisory Agreement may be terminated by either party without penalty by delivering notice of termination upon not less than 60 days’ written notice to the other party and will automatically terminate in the event of its assignment. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

Indemnification

As with the Prior Advisory Agreement, the Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

Board Approval of the Advisory Agreement

Our board of directors approved the Prior Advisory Agreement at its first meeting, held on October 8, 2013, which became effective in February 2014. At a meeting of our board of directors held on June 26, 2019, our board of directors, including all of the Independent Directors, unanimously approved the Advisory Agreement and recommended that the Advisory Agreement be submitted to our stockholders for approval. Our stockholders approved the Advisory Agreement at the Special Meeting of Stockholders held on August 28, 2019. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser after the closing of the Investcorp Transaction; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser after the closing of the Investcorp Transaction; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates after the closing of the Investcorp Transaction; and (7) other factors our board of directors deemed to be relevant. Our board of directors also specifically reviewed the qualifications and capabilities of Investcorp to control the Adviser. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

In voting to approve the Advisory Agreement, our board of directors, including all of the Independent Directors, made the following conclusions:

•

Nature, Extent and Quality of Services. In considering the nature, extent and quality of the services to be provided by the Adviser, our board of directors discussed the experience of current key personnel of the Adviser and considered its experience with the Adviser providing investment management services to the Company. Our board of directors considered that, although the ownership of the Adviser would change in connection with the completion of the Investcorp Transaction, key senior management of the Adviser would continue to operate in the same professional capacity as prior to the Investcorp Transaction, including the Adviser’s Co-Chief Investment Officers, Messrs. Mauer and Jansen, and that the Adviser’s current management would continue to determine the investment strategies and policies of the Adviser following completion of the Investcorp Transaction. In addition, our board of directors considered that the Adviser expected that, following the completion of the Investcorp Transaction, its investment process would not substantially change and, instead, would be enhanced because of the resources of Investcorp that would be available to the Adviser following the Investcorp Transaction. Our board of directors considered that it and the Company’s management believe that the Investcorp Transaction and Investcorp’s majority ownership of the Adviser would result in significant benefits for the Company and its stockholders. Our board of directors considered that management of the Company and our board of directors believe that the Company and its stockholders will benefit from Investcorp’s access to greater scale and resources while maintaining continuity in the investment advisory services and personnel that have been provided by the Adviser to the Company. Specifically, management of the Company and our board of directors believe that the Adviser and the Company will benefit through enhanced investment capabilities by joining a large platform like Investcorp Group. Additionally, given Investcorp Group’s existing research capabilities across geographies, sectors, and products, the Company will have access to additional resources when evaluating investment opportunities. Investcorp also provides the Adviser a global distribution network and can provide the Adviser with capital to create a middle market lending platform for the Company to invest alongside.

Our board of directors also considered that the compliance and operational infrastructure of the Adviser would remain in place following completion of the Investcorp Transaction. Our board of directors further considered the quality of the Adviser’s compliance infrastructure and past reports from the Company’s Chief Compliance Officer. Our board of directors noted that it had previously reviewed responses prepared by Investcorp and the Adviser to a detailed series of questions which included, among other things, information about the background and experience of the Adviser’s management and staff. Our board of directors also considered other services to be provided to the Company, such as monitoring adherence to the Company’s investment restrictions and monitoring compliance with various Company policies and procedures and with applicable securities laws and regulations. Our board of directors also noted that, after the completion of the Investcorp Transaction, Investcorp would provide the Adviser with access to significant administrative resources, which was expected to benefit the Company. Based on the factors above, as well as those discussed below, our board of directors concluded that it was satisfied with the nature, extent and quality of the services to be provided to the Company by the Adviser under the Advisory Agreement.

•

Comparison to Other Business Development Companies. Our board of directors reviewed a detailed comparison of performance metrics of the Company and a sample of peer BDCs. In considering the appropriate performance metrics by which to benchmark the Company’s performance against its peers, our board of directors focused on certain factors that it believes are significant drivers of stockholder value. Our board of directors considered the comparison of performance metrics as it relates to the management and incentive fees to be paid to the Adviser under the Advisory Agreement, in comparison to the fees paid to other externally managed BDCs.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of unitranche loans and standalone first and second lien loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2020, 97.8% of the Company’s portfolio was invested in senior secured loans and 2.2% was invested in equity, warrant or other positions.

Our board of directors considered that Investcorp does not advise any accounts that are comparable to the Company in terms of investment strategies and policies or other relevant criteria but noted Investcorp’s experience in managing CLO funds that pursue a similar investment strategy to the Company. Our board of directors also considered that Investcorp’s research capabilities in the middle-market space through its well-established private equity business will complement the Company’s investment strategy, and noted Investcorp’s commitment to growing a middle-market lending platform for the Company to invest alongside

•

Costs of Services Provided and Economies of Scale. Our board of directors considered the costs incurred by the Company and the Adviser to provide services to the Company, the expected costs to be incurred by the Adviser, the profit that the Adviser may realize, and the Adviser’s financial condition following the Investcorp Transaction, including the resources of Investcorp and its affiliates. Based on its review, our board of directors concluded that the Adviser is financially able to provide the Company with the services enumerated in the Advisory Agreement. Our board of directors also noted that it does not pay any other fees to the Adviser and that the Adviser does not derive any material indirect benefits from its relationship to the Company.

Our board of directors considered the extent to which economies of scale may be realized as the Company grows and concluded that there were no material economies of scale to be realized at the Company’s current asset level.

•

Other Benefits. Our board of directors considered certain indirect benefits that were then-currently received by the Adviser, and that may be received by Investcorp, in connection with acting as Adviser to the Company, including reimbursements to the Adviser of allocable expenses under the Administration Agreement. Our board of directors also considered indirect benefits to the Adviser, Investcorp and their affiliates expected to be derived from their relationships with the Company as a result of the Investcorp Transaction and noted that no additional benefits were reported by the Adviser or Investcorp.

Our board of directors concluded that the proposed advisory fees are reasonable, taking into consideration these other indirect benefits.

Conclusions. No single factor was determinative of the decision of our board of directors, including all of the Independent Directors, to approve the Advisory Agreement and individual directors may have weighed certain factors differently. Throughout the process, the Independent Directors were advised by independent counsel. Following this process, our board of directors, including all of the Independent Directors, unanimously voted to approve the Advisory Agreement subject to stockholder approval at the Special Meeting.

Administration Agreement

As with the Prior Administration Agreement, under the Administration Agreement, the Adviser furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser performs, or oversees the performance of, our required administrative services, which includes, among other things, being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, the Adviser assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Adviser also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Adviser may satisfy certain of its obligations under the Administration Agreement to us through the Investcorp Services Agreement, including supplying us with accounting and back-office professionals upon the request of the Adviser.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Investcorp Credit Management BDC, Inc., Attention: Investor Relations, 280 Park Avenue, 39th Floor, New York, New York 10017, or by calling us collect at (212) 257-5199. The SEC also maintains a website at www.sec.gov that contains this information.

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

Risks Relating to Our Business and Structure

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected the debt and equity capital markets, which has had, and may continue to have, a negative impact on our business, financial condition and results of operations.

From time to time, capital markets experience periods of disruption and instability. For example, the U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Most recently, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a novel strain of the coronavirus, also known as “COVID-19,” as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and the Independent Directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a meeting of our stockholders initially convened on November 6, 2019 and reconvened on December 5, 2019, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on November 6, 2020.

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

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, the Adviser and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle-market companies in which we invest may be significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has caused widespread outbreaks of illness and numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on retail, transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the

Internal Revenue Service and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation (the “TCJA”) in December 2017, which the President signed into law shortly thereafter. Such legislation made many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect us, investors, or our portfolio investments. Such legislation could significantly and negatively affect our ability to qualify as a RIC and have adverse U.S. federal income tax consequences to us and our stockholders. Additionally, the U.S. Treasury Department and Internal Revenue Service have issued and may issue additional regulations and administrative interpretations of the TCJA, and any such regulations, interpretations, any court decisions interpreting the TCJA or the regulations or administrative interpretations thereunder, or any other changes in the tax laws could similarly, significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transitional phase, the United Kingdom and the European Union will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the European Union will be able to agree on and implement a new trade agreement or what the nature of such trade agreement will be. In the absence of such an agreement, there would be no transitional provisions and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Messrs. Mauer and Jansen, who are also members of the Investment Committee, our executive officers and Mr. Mauer is chairman of our board of directors. We can offer no assurance that Messrs.

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

Investcorp has an approximate 76% interest in the Adviser. Pursuant to the services agreement with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp (the “Investcorp Services Agreement”), the Adviser is able to utilize personnel of Investcorp International and its affiliates to provide services to the Company from time-to-time on an as-needed basis related to human resources, compensation and technology services. The Adviser may rely on the Investcorp Services Agreement to satisfy its obligations under the Administration Agreement. The personnel of Investcorp International may also provide services for the funds managed by Investcorp, which could result in conflicts of interest and may distract them from their responsibilities to us.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our stockholders, giving rise to conflicts of interest. The members of the Investment Committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do or of investment funds, accounts, or investment vehicles managed by the Adviser, Investcorp or their affiliates. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. In addition, the Adviser and some of its affiliates, including our officers and our non-Independent Directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target.

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

We have entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” See “Business — Management Agreements — License Agreement.” In addition, we have entered into the Administration Agreement with the Adviser pursuant to which we are required to pay to the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under such Administration Agreement, such as rent, equipment and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his respective staff’s compensation and compensation-related expenses. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “Investcorp” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Investcorp” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

In the course of our investing activities, we pay management and incentive fees to the Adviser. We have entered into the Advisory Agreement with the Adviser that provides that these fees will be based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, the Adviser will benefit when we incur debt or use leverage. This fee structure may encourage the Adviser to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

Our board of directors is charged with protecting our interests by monitoring how the Adviser addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Independent Directors will periodically review the Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, the Independent Directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Adviser may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market-based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Mr. Mauer, an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by certain members of our board of directors, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

The Advisory Agreement and the Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Adviser and its affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

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

The Adviser’s liability is limited under the Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors in following or declining to follow the Adviser’s advice or recommendations. Under the Advisory Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that the Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business — Taxation as a Regulated Investment Company.”

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

There is a risk that you may not receive distributions or that our distributions may not grow over time or a portion of your distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary complete or partial closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and because more of our stockholders have opted to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock, as discussed under “—We may in the future choose to pay dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.”

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities and increases in loan balances as a result of contracted PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 150% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

As a result of the COVID-19 pandemic, generally the stocks of BDCs as an industry have traded below net asset value at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests. At a meeting initially convened on November 6, 2019 and reconvened on December 5, 2019, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2019 Annual Meeting of Stockholders and the date of the Company’s 2020 Annual Meeting of Stockholders, which we expect to be held in November 2020. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

The 1940 Act allows us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 2018, the 1940 Act was amended to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met.

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

As of June 30, 2020, substantially all of our assets were pledged as collateral under the Financing Facilities. In addition, under the terms of the Financing Facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

We and our service providers may be impacted by quarantines and similar measures enacted by governments in response to virus pandemics such as COVID-19, which may obstruct the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

Substantially all of our portfolio investments are securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

As of June 30, 2020, we are a non-accelerated filer under the Exchange Act and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

The Adviser has the right under the Advisory Agreement to resign as the Adviser at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Adviser has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve decreased its Federal Funds Rate in July 2019, which marked the first decrease since 2008. In March 2020, the Federal Reserve again decreased its Federal Funds Rate in response to the COVID-19 pandemic. The effect of this and other recent efforts taken by the Federal Reserve to address the economic impact of the COVID-19 pandemic are not yet fully known. For more information, see “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected the debt and equity capital markets, which has had, and may continue to have, a negative impact on our business, financial condition and results of operations.” However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the Federal Funds Rate may increase.

These developments, including the United States government’s credit and deficit concerns, the European sovereign debt crisis, the economic slowdown in China, and global market volatility resulting from the COVID-19 pandemic, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Our board of directors is divided into three classes of directors serving staggered terms. A classified board may render a change in control of us or removal of our incumbent management more difficult. The Maryland General Corporation Law and our charter and bylaws contain additional provisions that may discourage, delay or make more difficult a change in control of Investcorp Credit Management BDC, Inc. or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of the Independent Directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

As of June 30, 2020, our investments in the professional services industry represented approximately 11.48% of the fair value of our portfolio, our investments in the construction and engineering industry represented approximately 11.18% of the fair value of our portfolio, and in the energy equipment and services industry represented approximately 10.92% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 11.48% of our total portfolio as of June 30, 2020. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the construction and engineering industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the construction and engineering industry represent approximately 11.18% of our total portfolio as of June 30, 2020. The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment. Adverse economic, business, or regulatory developments affecting the construction and engineering sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the energy equipment and services and oil, gas and consumable fuels industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the energy equipment and services industry together with oil, gas and consumable fuels represented approximately 10.92%, in the aggregate, of our total portfolio as of June 30, 2020. The revenues, income (or losses) and valuations of companies in these industries are highly dependent upon the valuations of oil and gas companies, which can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Financing Facilities. If we are unable to do so, amounts drawn under the Financing Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value if certain conditions are met (e.g., shareholder approval). This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. At a meeting initially convened on November 6, 2019 and reconvened on December 5, 2019, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2019 Annual Meeting of Stockholders and the date of the Company’s 2020 Annual Meeting of Stockholders, which we expect to be held in November 2020. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. See “— Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock” for a discussion of a proposal approved by our stockholders that permits us to issue shares of our common stock below net asset value.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our board of directors makes certain determinations. In this regard, at a meeting initially convened on November 6, 2019 and reconvened on December 5, 2019, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on the earlier of the one year anniversary of the date of the Company’s 2019 Annual Meeting of Stockholders and the date of the Company’s 2020 Annual Meeting of Stockholders, which we expect to be held in November 2020. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

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

Our two largest investors are Stifel and funds managed by Cyrus Capital, which we refer to as the Cyrus Funds. Stifel owns approximately 16% of our total outstanding common stock, and the Cyrus Funds own, in the aggregate, approximately 27% of our total outstanding common stock. The shares held by Stifel and the Cyrus Funds are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Stifel and the Cyrus Funds to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

Risks Relating to Our 2023 Notes

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities.

The 2023 Notes are not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Financing Facilities) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of June 30, 2020, we had, through CM SPV, $102.0 million and $30.0 million in outstanding indebtedness under the Term Financing and the Revolving Financing, respectively, which are secured by the assets held at CM SPV. The indebtedness under the Financing Facilities is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness. The 2023 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $7.4 million as of June 30, 2020.

The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes, and the 2023 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such current or future subsidiary and to any indebtedness or other liabilities of any such current or future subsidiary senior to our claims, including under the Financing Facilities. Consequently, the

2023 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

The indenture under which the 2023 Notes are issued contains limited protection for holders of the 2023 Notes.

The Indenture offers limited protection to holders of the 2023 Notes. The terms of the Indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 Notes. In particular, the terms of the Indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. In accordance with the Small Business Credit Availability Act, on May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. See “—The 1940 Act allows us to incur additional leverage”.

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the Indenture does not require us to make an offer to purchase the 2023 Notes in connection with a change of control or any other event.

Furthermore, the terms of the Indenture and the 2023 Notes do not protect holders of the 2023 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2023 Notes) and take a number of other actions that are not limited by the terms of the 2023 Notes may have important consequences for you as a holder of the 2023 Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

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

We do not own any real estate. Our principal executive offices are currently located at 280 Park Avenue 39h Floor, New York, New York 10017. All locations are provided to us by the Adviser pursuant to the Administration Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)			Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)
Fiscal Year Ended				High	Low
June 30, 2021
First quarter (through September 18, 2020)	$		*	$4.38	$3.09	*%	*%

June 30, 2020
Fourth quarter		7.79		4.84	2.95	(37.87)%	(62.13)%
Third quarter		8.15		7.65	1.49	(6.13)%	(81.72)%
Second quarter		10.15		7.32	6.45	(27.88)%	(36.45)%
First quarter		10.19		7.65	6.65	(24.93)%	(34.74)%

June 30, 2019
Fourth quarter		10.51		7.61	7.05	(27.59)%	(32.92)%
Third quarter		11.14		8.15	6.21	(26.84)%	(44.25)%
Second quarter		11.49		8.77	5.90	(23.67)%	(48.65)%
First quarter		12.41		9.40	8.60	(24.25)%	(30.70)%

June 30, 2018
Fourth quarter		12.57		9.88	7.90	(21.40)%	(37.15)%
Third quarter		12.55		8.70	7.75	(30.68)%	(38.25)%
Second quarter		12.50		9.65	7.70	(22.80)%	(38.40)%
First quarter		12.39		10.30	9.25	(16.87)%	(25.34)%

(1)

NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.
(3)	Calculated as of the respective high or low sales price divided by the quarter end NAV.

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 18, 2020 was $4.38 per share. As of September 18, 2020, we had 29 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2021
First Quarter	Base	August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
First Quarter	Supplemental	August 26, 2020	September 25, 2020	October 15, 2020	$0.0300

June 30, 2020
Fourth Quarter	Base	May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
Fourth Quarter	Supplemental	May 7, 2020	June 19, 2020	July 10, 2020	$0.0300
Third Quarter	Base	February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
Second Quarter	Base	November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
First Quarter	Base	August 28, 2019	September 26, 2019	October 16, 2019	$0.2500

June 30, 2019
Fourth Quarter	Base	May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
Third Quarter	Base	February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
Second Quarter	Base	November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
First Quarter	Base	August 23, 2018	September 18, 2018	October 5, 2018	$0.2500

June 30, 2018
Fourth Quarter	Base	May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
Third Quarter	Base	February 6, 2018	March 16, 2018	April 5, 2018	$0.2500
Second Quarter	Base	November 7, 2017	December 15, 2017	January 4, 2018	$0.2500
First Quarter	Base	August 24, 2017	September 8, 2017	October 5, 2017	$0.2500

Total					$3.1100

Sales of Unregistered Securities

During the year ended June 30, 2020, Investcorp BDC purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement for an aggregate offering price of $2,308,590. These issuances were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. For more information, see our Current Reports on Form 8-K filed with the SEC on March 6, 2020 and December 5, 2019, respectively.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Crescent Capital BDC, Inc., Garrison Capital Inc., OFS Capital Corp., Stellus Capital Investment Corporation, First Eagle Alternative Capital BDC, Inc., and WhiteHorse Finance Inc., for the period from February 6, 2014 (initial public offering) through June 30, 2020. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the years ended June 30, 2020, June 30, 2019, and June 30, 2018 is derived from our financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The following selected financial data for the years ended June 30, 2017 and June 30,

2016, is derived from our financial statements which have been audited by Ernst & Young LLP, our former independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended June 30,
Statement of Operations Data:	2020	2019	2018	2017	2016
Total investment income	$34,460,604	$34,397,822	$40,791,752	$31,012,197	$35,579,922
Total expenses, net of fee waiver	$20,295,322	$20,898,983	$21,816,119	$15,313,613	$15,725,966
Net investment income	$14,165,282	$13,498,839	$18,975,633	$15,698,584	$19,853,956
Net increase (decrease) in net assets resulting from operations	$(24,656,475)	$(14,542,229)	$15,625,480	$23,579,465	$(9,344,770)

Per Share Data(1):
Net asset value	$7.79	$10.51	$12.57	$12.41	$11.90
Net investment income	$1.03	$0.99	$1.39	$1.15	$1.45
Net increase (decrease) in net assets resulting from operations	$(1.79)	$(1.07)	$1.14	$1.72	$(0.68)
Distributions declared	$0.93	$1.00	$1.00	$1.20	$1.83

Balance Sheet Data:
Investments at fair value	$270,621,709	$306,390,993	$293,592,013	$254,907,171	$272,114,164
Cash and cash equivalents	$14,876,444	$19,706,281	$5,620,441	$10,646,697	$18,433,066
Total assets	$296,794,509	$336,947,992	$314,534,581	$296,033,878	$321,471,906
Total liabilities	$188,669,514	$193,864,102	$143,011,915	$126,085,766	$158,722,023
Total net assets	$108,124,995	$143,083,890	$171,522,666	$169,948,112	$162,749,883

Other Data:
Number of portfolio companies at period end	38	33	25	23	22
Weighted average yield on debt investments (at cost) at period end	9.58%	10.50%	11.19%	9.73%	9.80%
Weighted average yield on total investments (at cost) at period end	9.01%	10.25%	11.12%	9.64%	9.70%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of fluctuations in interest rates on our business;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	our contractual arrangements and relationships with Investcorp and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

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

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to our initial public offering, CM Finance LLC merged with and into us (the “Merger”). In connection with the Merger, we issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of certain funds (the “Cyrus Funds” managed by Cyrus Capital. CM Finance Inc had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became our books and records, as the surviving entity. Immediately after the Merger, we issued 2,181,818 shares of our common stock to Stifel Venture Corp. (“Stifel”) in exchange for $32.7 million in cash. We used all of the proceeds of the sale of shares to Stifel to repurchase 2,181,818 shares of common stock from the Cyrus Funds. Immediately after the completion of the initial public offering, we had 13,666,666 shares outstanding. We also used a portion of the net proceeds of the initial public offering to repay 100% of the debt issued to the Cyrus Funds in connection with the Merger.

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by the Cyrus Funds and Stifel and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $13.1 billion as of June 30, 2020. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

As of June 30, 2020, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Sales of Unregistered Securities”” for more information. As of June 30, 2020, Investcorp BDC had purchased 281,775 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

During the year ended June 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic that has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. We have closely monitored our portfolio companies throughout this period, including assessing portfolio companies’ operational and liquidity exposure and outlook. For the year ended June 30, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

From time to time, we may form certain taxable subsidiaries (the “Taxable Subsidiaries”), that are taxed as corporations for U.S. federal income tax purposes. At June 30, 2020, we had no Taxable Subsidiaries. At June 30, 2019, we had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of June 30, 2020, and June 30, 2019 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2020, we had no investments on non-accrual status. As of June 30, 2019, we had one investment on non-accrual status, which represented approximately 3.0% of our portfolio at fair value.

Financing Facilities

We have, through CM SPV, our wholly owned subsidiary, entered into a $122.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. Prior to amending the Term Financing on June 21, 2019, borrowings under the Term Financing bear interest (i) at a rate per annum equal to one-month LIBOR plus 2.75% through December 4, 2018, and (ii) at a rate per annum equal to one-month LIBOR plus 2.55% from December 5, 2018 through December 5, 2020 (the “Term Financing Rate”). We also incurred an annual fee of approximately 1% of the outstanding borrowings under the Term Financing. On June 21, 2019, we amended the Term Financing and increased the Term Financing by $20.0 million from $102.0 million to $122.0 million. On April 15, 2020, we decided not to exercise an option to increase the Term Financing by up to $53.0 million (the “Option”) and repaid $20.0 million of the Term Financing.

Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through April 14, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the April 15, 2020 through December 5, 2021.

As of June 30, 2020, and June 30, 2019, there were $102.0 million and $122.0 million in borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the 2017 UBS Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company will pay a fee on any undrawn amounts of 2.25% per annum; provided that if 50% or less of the Revolving Financing is drawn, the fee will be 2.50% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2020, there were $30.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

On October 18, 2019, we closed the public offering of $15 million in aggregate principal amount of additional 6.125% notes due 2023 (the “Notes,” and together with the Existing Notes, the “2023 Notes”). The Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $34.5 million in Existing Notes. On November 7, 2019, the underwriters exercised their option to purchase an additional $1.875 million in aggregate principal of the Notes. The total net proceeds received by us from the sale of the Notes, including the exercise of the underwriters’ over-allotment option, was approximately $16.4 million, based on the purchase price paid by the underwriters of 96.875% of the aggregate principal amount of the Notes, after deducting estimated offering expenses of approximately $255,000 payable by us.

The 2023 Notes will mature on July 1, 2023 and bear interest at a rate of 6.125%. The 2023 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2023 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Financing Facilities. The 2023 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc. and not of any of its subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase the 2023 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2020 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and 34.5 million, respectively, and had an estimated fair value of $44.9 million and $34.7 million, respectively, based on the closing price as of June 30, 2020 and June 30, 2019, respectively, as traded on NASDAQ.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2020, approximately 10.75% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the Prior Advisory Agreement or the Advisory Agreement, as applicable, and administration fees and our allocable portion of overhead under the Prior Administration Agreement or Administration Agreement, as applicable. The Base Management Fee and Incentive Fee compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•

administration fees and expenses, if any, payable under the Prior Administration Agreement or Administration Agreement, as applicable (including our allocable portion of the Adviser’s overhead in performing its obligations under such Administration Agreement, including rent, equipment and the allocable portion of the cost of our Chief Compliance Officer, Chief Financial Officer and his staffs’ compensation and compensation-related expenses);

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

As of June 30, 2020, our investment portfolio of $270.6 million (at fair value) consisted of debt and equity investments in 38 portfolio companies, of which 83.6% were first lien investments, 10.2% were second lien investments, 4.0% were unitranche loans, and 2.2% were in equities, warrants and other positions. At June 30, 2020, our average and largest portfolio company investment at fair value was $7.1 million and $15.0 million, respectively.

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

As of June 30, 2020, and June 30, 2019, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.58% and 10.50%, respectively. As of June 30, 2020, and June 30, 2019, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.01% and 10.25%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR, as of June 30, 2020 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2020 and June 30, 2019, respectively, the industry composition of our portfolio in accordance with GICS at fair value was as follows:

	Percentage of Total Portfolio at June 30, 2020	Percentage of Total Portfolio at June 30, 2019
Professional Services	11.48%	13.52%
Construction & Engineering	11.18	9.80
Energy Equipment & Services	10.92	10.21
Trading Companies & Distributors	9.09	2.40
Media	7.09	9.91
Containers & Packaging	5.93	4.22
Diversified Telecommunication Services	4.64	5.65
Commercial Services & Supplies	4.58	8.65
Retail	4.32	4.68
Distributors	3.49	4.82
Internet Software & Services	3.41	2.89
Consumer Finance	3.37	—
Airlines	3.35	—
Construction Materials	2.41	2.26
Auto Components	2.31	2.88
Internet & Direct Marketing Retail	2.29	—
Specialty Retail	2.08	—
Household Durables	1.82	3.08
Chemicals	1.77	1.55
Road & Rail	1.43	—
Hotels, Restaurants & Leisure	1.42	3.62
IT Services	1.10	1.89
Technology Hardware, Storage & Peripherals	0.52	2.40
Wireless Telecommunication Services	—	0.75
Business Services	—	2.42
Health Care Equipment & Supplies	—	2.40

	100.00%	100.00%

During the year ended June 30, 2020, we added 23 new investments and 11 separate draws on existing revolving credit facilities and delayed draw term loans, totaling approximately $101.8 million. Of these investments, 12 were in new portfolio companies and 11 were in existing portfolio companies. Of these new investments, 98.63% consisted of first lien investments and 1.37% in equity, warrants, and other investments.

During the year ended June 30, 2019, we added 50 new investments and 10 separate draws on existing revolving credit facilities and delayed draw term loans, totaling approximately $195.2 million. Of these investments, 25 were in new portfolio companies and 25 were in existing portfolio companies. Of these new investments, 93.50% consisted of first lien investments, 6.10% second lien investments, and 0.4% in equity, warrants, and other investments.

At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates. At June 30, 2019, 96.8% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.2% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2020, we had four such investments with aggregate unfunded commitments of $7,854,384. As of June 30, 2019, we had three such investments with aggregate unfunded commitments of $6,655,745. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30. 2020			As of June 30, 2019
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$25,254,600	9.3%	3	$6,358,750	2.1%	1
2	162,252,467	60.0	30	223,645,544	73.0	32
3	64,792,766	23.9	16	67,535,327	22.0	8
4	9,848,588	3.7	3	8,851,371	2.9	3
5	8,473,288	3.1	3	1	—	1

Total	$270,621,709	100.0%	55	$306,390,993	100.0%	45

Results of Operations

Comparison of the years ended June 30, 2020 and June 30, 2019

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2020 remained relatively flat at $34.5 million from $34.4 million for the year ended June 30, 2019, primarily due to an increase in other fee income related to pre-payment investments offset by a decrease in yield spreads.

Expenses

Total expenses (including waiver, if applicable) for the year ended June 30, 2020 decreased to $20.3 million from $20.9 million for the year ended June 30, 2019, due primarily to a decrease in our income-based incentive fee offset by an increase in interest expense due to the issuance of additional 2023 Notes.

Net investment income

Net investment income increased to $14.2 million for the year ended June 30, 2020 from $13.5 million for the year ended June 30, 2019, due to an increase in investment income primarily due to other fee income related pre-payment investments, a decrease in incentive fee expense offset by an increase in interest expense.

Net realized gain or loss

The net realized loss on investments totaled $7.6 million for the year ended June 30, 2020, primarily due to the restructure of Fusion Connect Inc and 4L Technologies Inc., during the period.

The net realized loss on investments totaled $22.0 million for the year ended June 30, 2019, primarily due to the write off of Trident USA Health Services, LLC during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $31.2 million for the year ended June 30, 2020, primarily due to a decrease in fair value of our investments in 1888 Industrials, Bioplan, Exela Technologies, Premiere Global Services, Inc., and Techniplas during the period.

We recorded a net change in unrealized depreciation of $6.1 million for the year ended June 30, 2019, primarily due to a decrease in fair value of our investments in 4L Technologies Inc, Fusion Connect Inc., Montreign Operating Company, LLC and Premiere Global Services, Inc., offset by the write off of Trident USA Health Services, LLC during the period.

Comparison of the years ended June 30, 2019 and June 30, 2018

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2019 decreased to $34.4 million from $40.8 million for the year ended June 30, 2018, primarily due to a decrease in income related to dividends received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Expenses

Total expenses (including waiver, if applicable) for the year ended June 30, 2019 decreased to $20.9 million from $21.8 million for the year ended June 30, 2018, due primarily to a decrease in our income-based incentive fee and our tax provision related to dividend income received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Net investment income

Net investment income decreased to $13.5 million for the year ended June 30, 2019 from $19.0 million for the year ended June 30, 2018, due to a decrease in investment income primarily due to the dividend income received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC offset by our income-based incentive and our tax provision related to the dividend received from our wholly-owned subsidiaries of Bird Electric Blocker, LLC and U.S. Well Services Blocker, LLC.

Net realized gain or loss

The net realized loss on investments totaled $22.0 million for the year ended June 30, 2019, primarily due to the write off of Trident USA Health Services, LLC during the period.

The net realized loss on investments totaled $9.9 million for the year ended June 30, 2018, primarily due to the restructuring of Bird Electric, LLC and the sale of Dayton Superior Corporation during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $6.5 million for the year ended June 30, 2019, primarily due to a decrease in fair value of our investments in 4L Technologies Inc, Fusion Connect Inc., Montreign Operating Company, LLC and Premiere Global Services, Inc., offset by the write off of Trident USA Health Services, LLC during the period.

We recorded a net change in unrealized appreciation of $6.5 million for the year ended June 30, 2018, primarily due to an increase in fair value of our investments in Caelus Energy Alaska 03, LLC, AP NMT Acquisition BV and the restructuring of Bird Electric, LLC offset by the restructuring of Trident USA Health Services, LLC during the period.

Liquidity and capital resources

Cash flows

For the year ended June 30, 2020, our cash balance decreased by $6.0 million. During that period, we used $10.6 million in cash towards operating activities, primarily due to investments of $101.9 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $105.7 million. During the same period, we generated $4.5 million from financing activities, resulting primarily from proceeds from the 2023 Notes and borrowings from our Revolving Financing offset by distributions to stockholders and repayments to our Term Financing and Revolving Financing.

Capital Resources

As of June 30, 2020, we had $14.9 million of cash as well as $5.4 million in restricted cash and $0.0 million of capacity under the Revolving Financing. As of June 30, 2020, we had approximately $183.4 million of senior securities outstanding and our asset coverage ratio was 159.3%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the 2017 UBS Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of each of the fiscal years ended June 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, respectively. The report of RSM US LLP, our independent registered public accounting firm, on the senior securities table as of June 30, 2020, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
UBS Financing Facility
Fiscal Year ended June 30, 2020	$132,000,000	(5)	$2,200	—	N/A
Fiscal Year ended June 30, 2019	$133,026,670	(5)	$2,329	—	N/A
Fiscal Year ended June 30, 2018	$119,823,000	(5)	$2,431	—	N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—	N/A
Fiscal Year ended June 30, 2016	$132,478,329	(6)	$2,229	—	N/A
Fiscal Year ended June 30, 2015	$150,847,459	(6)	$2,306	—	N/A
Fiscal Year ended June 30, 2014	$85,591,314	(6)	$3,339	—	N/A
Fiscal Year ended June 30, 2013	$76,500,000		$1,860	—	N/A
Citi Revolving Financing(7)
December 31, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2017	$—		N/A	—	N/A
Notes due 2023
Fiscal Year ended June 30, 2020	$51,375,000		$5,674	—	$926
Fiscal Year ended June 30, 2019	$34,500,000		$8,969	—	$1,012
December 31, 2018	$34,500,000		$8,446	—	$1,002

(1)	Total amount of senior securities outstanding at the end of the period presented.

(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)

The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Not applicable, except for the Notes due 2023, which are publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

(5)	Includes senior securities outstanding under the 2017 UBS Revolving Financing and the Term Financing.

(6)

Includes senior securities under the 2013 UBS Revolving Financing and the Term Financing. In connection with the expiration of the 2013 UBS Revolving Financing in accordance with its terms on December 5, 2016, we repaid in full all indebtedness, liabilities and other obligations thereunder.

(7)	On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing.

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

For the year ended June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived and $1,196,937 was payable at June 30, 2020. For the years ended June 30, 2019 and June 30, 2018, $5,436,135 and $4,871,706, respectively, in Base Management Fees were earned by the Adviser, of which $0 and $1,319,853 was payable under the Prior Advisory Agreement at June 30, 2019 and June 30, 2018, respectively. No Base Management Fees were waived for the years ended June 30, 2019 and June 30, 2018.

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

For the year ended June 30, 2020, we incurred $832,472 of Income-Based Fees, of which $336,971 was waived for the year ended June 30, 2020. As of June 30, 2020, $707,796 of such Income-Based Fees are currently payable to the Adviser and $707,796 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2019, we incurred $1,720,707 of Income-Based Fees, of which $503,229 was waived. As of June 30, 2019, $545,991 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement and $545,991 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) under the Prior Advisory Agreement and were not payable until such amounts are received in cash. For the year ended June 30, 2018, we incurred $3,932,710 of Income-Based Fees, of which $527,224 was waived. As of June 30, 2018, $2,294,678 of such Income-Based Fees were currently payable to the Adviser under the Prior Advisory Agreement and $772,234 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Past waivers by the Adviser in no way imply that the Adviser will agree to waive any Income-Based Fees in any future period.

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

As of June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Under the Prior Advisory Agreement, the second part of the incentive fee, or the Capital Gains Fee, is calculated and payable in arrears as of the end of each calendar year and equals 20.0% of the aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gain Fees.

The Capital Gains Fee consists of fees related to both realized gains and unrealized gains. As of June 30, 2020, there was no Capital Gains Fee payable to the Adviser under the Prior Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020, our off-balance sheet arrangements consisted of $2.1 million in unfunded commitments to three of our portfolio companies. As of June 30, 2019, our off-balance sheet arrangements consisted of $6.7 million in unfunded commitments to four of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2020 and through September 18, 2020, the Company invested $13.3mm in one existing portfolio company and two new portfolio companies, inclusive of funding a revolving commitment, and the Company received $19.7mm in repayments.

On August 26, 2020, our board of directors declared a distribution for the quarter ended September 30, 2020 of $0.15 per share payable on October 15, 2020 to stockholders of record as of September 25, 2020 and a supplemental distribution for the quarter ended September 30, 2020 of $0.03 per share payable on October 15, 2020 to stockholders of record as of September 25, 2020.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2020, a 1.00% increase in interest rates would increase our net interest income by approximately (4.4)% and a 2.00% increase in interest rates would increase our net interest income by approximately 4.0%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Investcorp Credit Management BDC, Inc. and Subsidiaries (formerly CM Finance Inc) (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended June 30, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended June 30, 2020. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion for the year ended June 30, 2020.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of June 30, 2020 and 2019, by correspondence with the custodian or the agents of the underlying investments or by other appropriate auditing procedures where replies from the custodian or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 21, 2020

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2020	June 30, 2019
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $316,924,638 and $321,504,359, respectively)	$270,621,709	$306,390,993
Cash	14,876,444	19,706,281
Cash, restricted	5,417,118	6,589,901
Receivable for investments sold	1,576,730	820,332
Interest receivable	2,301,641	3,090,639
Payment-in-kind interest receivable	514,643	—
Deferred offering costs	—	121,922
Other receivables	1,135,563	—
Prepaid expenses and other assets	350,661	227,924

Total Assets	$296,794,509	$336,947,992

Liabilities
Notes payable:
Term loan	$102,000,000	$122,000,000
Revolving credit facility	30,000,000	11,026,670
2023 Notes payable	51,375,000	34,500,000
Deferred debt issuance costs	(1,042,497)	(2,000,262)

Notes payable, net	182,332,503	165,526,408
Payable for investments purchased	—	22,276,343
Dividend payable	2,499,360	3,404,923
Deferred financing costs payable	—	1,037,000
Income-based incentive fees payable	707,796	545,991
Base management fees payable	1,196,937	—
Accrued provision for taxes	—	13,778
Interest payable	1,000,452	724,222
Directors’ fees payable	24,559	95,240
Accrued expenses and other liabilities	907,907	240,197

Total Liabilities	188,669,514	193,864,102

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,885,335 and 13,619,690 shares issued and outstanding, respectively)	13,885	13,620
Additional paid-in capital	200,779,949	198,398,831
Distributable earnings (loss)	(92,668,839)	(55,328,561)

Total Net Assets	108,124,995	143,083,890

Total Liabilities and Net Assets	$296,794,509	$336,947,992

Net Asset Value Per Share	$7.79	$10.51

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years ended June 30,
	2020	2019	2018
Investment Income:
Interest income	$28,485,264	$32,591,488	$28,691,187
Payment in-kind interest income	4,629,033	953,928	2,609,037
Dividend income	—	133,858	9,005,887
Payment in-kind dividend income	—	—	333,333
Other fee income	1,346,307	718,548	152,308

Total investment income	34,460,604	34,397,822	40,791,752

Expenses:
Interest expense	9,535,751	8,866,796	6,310,842
Base management fees	5,385,814	5,436,135	4,871,706
Income-based incentive fees	832,472	1,720,707	3,932,710
Provision for tax expense	144,709	158,028	2,579,337
Professional fees	1,530,314	1,130,816	1,063,528
Allocation of administrative costs from advisor	1,402,422	1,354,247	1,198,397
Amortization of deferred debt issuance costs	135,262	781,508	695,470
Insurance expense	375,753	336,629	351,923
Directors’ fees	270,000	405,000	402,240
Custodian and administrator fees	373,034	285,799	295,032
Offering expense	433,089	207,000	186,513
Other expenses	483,488	719,547	455,645

Total expenses	20,902,108	21,402,212	22,343,343
Waiver of base management fees	(269,815)	—	—
Waiver of income-based incentive fees	(336,971)	(503,229)	(527,224)

Net expenses	20,295,322	20,898,983	21,816,119

Net investment income	14,165,282	13,498,839	18,975,633

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	(7,632,194)	(21,982,973)	(9,855,453)
Net change in unrealized appreciation (depreciation) in value of investments	(31,189,563)	(6,058,095)	6,505,300

Total realized and unrealized gain (loss) on investments	(38,821,757)	(28,041,068)	(3,350,153)

Net increase (decrease) in net assets resulting from operations	$(24,656,475)	$(14,542,229)	$15,625,480

Basic and diluted:
Net investment income per share	$1.03	$0.99	$1.39
Earnings per share	$(1.79)	$(1.07)	$1.14
Weighted average shares of common stock outstanding	13,741,743	13,630,661	13,689,823
Distributions paid per common share	$0.93	$1.00	$1.00

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the years ended June 30,
	2020	2019	2018
Net assets at beginning of year	$143,083,890	$171,522,666	$169,948,112

Increase (decrease) in net assets resulting from operations:
Net investment income	14,165,282	13,498,839	18,975,633
Net realized gain/(loss) on investments	(7,632,194)	(21,982,973)	(9,855,453)
Net change in unrealized appreciation (depreciation) on investments	(31,189,563)	(6,058,095)	6,505,300

Net increase (decrease) in net assets resulting from operations	(24,656,475)	(14,542,229)	15,625,480

Stockholder distributions:
Distributions from net investment income	(12,810,438)	(13,640,442)	(13,685,762)
Distributions from net realized gains	—	—	—

Net decrease in net assets resulting from stockholder distributions	(12,810,438)	(13,640,442)	(13,685,762)

Capital transactions:
Issuance of common shares (227,000, 0 and 0, respectively)	2,308,590	—	—
Reinvestments of stockholder distributions	195,028	102,468	25,014
Other paid in capital	4,400	—	—
Repurchase of common stock	—	(358,573)	(390,178)

Net increase (decrease) in net assets resulting from capital transactions	2,508,018	(256,105)	(365,164)

Net increase (decrease) in net assets	(34,958,895)	(28,438,776)	1,574,554

Net assets at end of period	$108,124,995	$143,083,890	$171,522,666

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(24,656,475)	$(14,542,229)	$15,625,480

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(101,884,993)	(201,933,500)	(172,238,259)
Payment in-kind interest	(4,114,390)	(953,928)	(2,609,037)
Payment in-kind dividends	—	—	(333,333)
Sales and repayments of investments	105,678,135	165,479,578	137,045,592
Net realized (gain) loss on investments	7,632,194	21,982,973	9,855,453
Net change in unrealized (appreciation) depreciation on investments	31,189,563	6,058,095	(6,505,300)
Amortization of discount/premium on investments	(2,731,225)	(3,432,198)	(3,899,958)
Amortization of deferred debt issuance costs	135,262	781,508	695,470

Net (increase) decrease in operating assets:
Interest receivable	788,998	920,811	(2,383,676)
Payment-in-kind interest receivable	(514,643)	—	—
Receivable for investments sold	(756,398)	6,931,543	(7,751,875)
Other receivables	(1,135,563)	245,550	(245,550)
Prepaid expenses and other assets	(122,737)	27,215	(36,094)

Net increase (decrease) in operating liabilities:
Payable for investments purchased	(22,276,343)	9,706,893	79,450
Interest payable	276,230	421,069	98,126
Accrued provision for income taxes	(13,778)	(2,565,559)	2,579,337
Directors fees payable	(70,681)	(4,056)	(704)
Accrued expenses and other liabilities	667,710	(17,789)	(331,055)
Base management fees payable	1,196,937	(1,319,853)	187,462
Income-based incentive fees payable	161,805	(1,748,687)	2,020,605

Net cash provided by (used in) operating activities	(10,550,392)	(13,962,564)	(28,147,866)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(214,497)	(1,862,166)	(620,500)
Deferred offering costs	121,922	—	64,591
Issuance of common shares	2,308,590	—	—
Distributions to stockholders	(13,520,973)	(13,550,899)	(13,665,207)
Repurchase of common stock	—	(358,573)	(390,178)
Other paid in capital	4,400	—	—
Proceeds from Term loan	—	20,000,000	—
Repayments of Term loan	(20,000,000)	—	—
Proceeds from 2023 Notes	16,875,000	34,500,000	—
Proceeds from borrowing on revolving credit facility	38,020,881	49,491,354	53,378,000
Repayments of borrowing on revolving credit facility	(19,047,551)	(56,287,684)	(35,555,000)

Net cash provided by (used in) financing activities	4,547,772	31,932,032	3,211,706

Net change in cash	(6,002,620)	17,969,468	(24,936,160)

Cash:
Cash and restricted cash at beginning of year	26,296,182	8,326,714	33,262,874

Cash and restricted cash at end of period	$20,293,562	$26,296,182	$8,326,714

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$9,259,523	$8,445,728	$6,212,715
Cash paid for taxes	$158,488	$2,723,561	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	$195,028	$102,468	$25,014
Non-cash purchase of investments	$(26,043,112)	$—	$—
Non-cash sale of investments	$26,043,112	$—	$—

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,398,087	$5,398,087	$5,398,087	4.99%
1888 Industrial Services, LLC – Term B(4)(10)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	2,794,155	2.58%
1888 Industrial Services, LLC – Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.63%
1888 Industrial Services, LLC – Term D(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/19/2020	104,607	104,607	104,607	0.10%
1888 Industrial Services, LLC – Term E(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/18/2019	9/19/2020	469,381	469,381	469,381	0.43%
1888 Industrial Services, LLC – Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,928,042	1,928,042	1,928,042	1.78%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,229,925	1,229,925	1,186,877	1.10%
ACProducts, Inc	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,968,750	5,071,498	4,919,063	4.55%
Alta Equipment Group, Inc	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,900,000	7,637,767	7,663,000	7.09%
Altern Marketing, LLC – Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	1,261,330	1,235,014	1,236,103	1.14%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	5,059,053	5,014,210	4,957,872	4.59%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	9,395,000	9,191,666	9,113,150	8.43%
Bioplan USA, Inc	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,246,307	9,486,879	8.77%
BW Gas & Convenience	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	5,815,591	5,652,965	5,641,123	5.22%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,007,703	7,961,390	7.36%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,841,686	4,794,839	3,873,349	3.58%
Cook & Boardman Group, LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,850,000	9,769,324	9,456,000	8.75%
Deluxe Toronto Ltd.(7)	Media	1M L + 5.80% (1.00% Floor)	6/29/2018	6/30/2021	4,913,111	4,902,911	4,176,144	3.86%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	13,055,455	12,846,896	12,402,682	11.47%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 2.25%	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.55%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,588,676	5,622,832	2,514,904	2.33%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	924,540	450,000	0.42%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,346,000	5,250,683	5,132,160	4.75%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,062,553	2,016,000	1.86%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	5,700,000	5,593,377	5,700,000	5.27%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 8.00% (2.00% Floor)	1/14/2020	7/14/2025	4,748,553	4,748,553	3,323,987	3.07%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK	3/26/2018	6/30/2023	11,277,314	11,277,314	10,713,448	9.91%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	$9,975,000	$9,785,941	$9,775,500	9.04%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 3.00%	11/8/2019	10/25/2022	4,875,000	4,462,442	4,631,250	4.28%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,975,000	4,883,396	4,676,500	4.32%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,025,879	7,078,241	6.55%
KIK Custom Products Inc.	Chemicals	1M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,792,021	4,800,000	4.44%
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,233,750	6,173,631	6,171,413	5.71%
Limbach Holdings, Inc.(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,461,538	9,397,473	9,272,308	8.58%
Northstar Group Services Inc.	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	4,962,500	4,918,209	4,912,875	4.54%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,750,000	9,525,503	9,067,500	8.39%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,911,616	6,782,657	6,566,035	6.07%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,187,500	12,064,697	11,700,000	10.82%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,123,065	9,723,867	6,883,684	6.37%
ProFrac Services LLC	Energy Equipment & Services	6M L + 7.50% (1.25% Floor)	9/7/2018	9/7/2023	8,021,376	7,977,811	7,379,666	6.83%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,562,500	9,427,039	8,988,750	8.31%
RPX Corporation	Professional Services	1M L + 6.00%	6/8/2018	6/19/2024	5,341,725	5,314,868	5,341,725	4.94%
Specialty Building Products Holdings LLC	Construction Materials	1M L + 5.75%	9/25/2018	9/25/2025	1,952,651	1,931,132	1,855,018	1.72%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	542,857	542,857	835,186	0.77%

Total Senior Secured First Lien Debt Investments					269,140,172	259,432,656	237,079,624	219.26%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(7)(8)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,603,326	15,000,000	13.87%
Premiere Global Services, Inc. (3)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	16,226,093	16,004,515	5,679,133	5.26%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,912,554	7,040,000	6.51%

Total Senior Secured Second Lien Debt Investments				1/14/2025	39,226,093	38,520,395	27,719,133	25.64%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	10,494	0.01%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	209,004	0.19%
Fusion Connect Inc., Common Stock(9)	Internet Software & Services				22	306	22	0.00%
Fusion Connect Inc., (Warrants)(9)	Internet Software & Services				202,171	2,814,455	202,171	0.19%
Limbach Holdings, Inc.(Warrants) (9)	Construction & Engineering			4/12/2024	1	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Techniplas LLC Common Stock(9)(10)	Auto Components				540,126	12,231,541	5,401,260	5.00%

Total Equity, Warrants and Other Investments					913,436	18,971,587	5,822,952	5.39%

Total Non-Controlled/Non-Affiliates					$309,279,701	$316,924,638	$270,621,709	250.29%

Liabilities in excess other assets							(162,496,714)	(150.29%)

Net Assets							$108,124,995	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	First Lien Unitranche Last Out Investment, which accounts for 3.96% of our investment portfolio at fair value.

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 10.95% of total assets.

(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(9)	Securities are non-income producing.

(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

1M L — 1 month LIBOR (0.16 % as of June 30, 2020)

2M L — 2 month LIBOR (0.24 % as of June 30, 2020)

3M L — 3 month LIBOR (0.30 % as of June 30, 2020)

6M L — 6 month LIBOR (0.37 % as of June 30, 2020)

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2019

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(10)	Energy Equipment & Services				11,880	$—	$1	0.00%
Limbach Holdings, Inc. (Warrants)	Construction Materials			4/12/2024	1	—	—	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(10)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%

Total Equity, Warrants and Other Investments					12,082	1,374,009	1	0.00%

Total Non-Controlled/Non-Affiliates					$331,835,261	$321,504,359	$306,390,993	214.11%

Liabilities in excess other assets							(163,293,325)	(114.11%)

Net Assets							$143,097,668	100.00%

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

June 30, 2020

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank Holdings B.S.C., acquired the interests in CM Investment Partners LLC, the Company’s investment adviser (the “Adviser”), which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”).

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 1. Organization – (continued)

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

During the third and fourth quarters of the year ended June 30, 2020, the Company’s operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of the Company’s investment portfolio. The Company closely monitored its portfolio companies throughout this period, including assessing portfolio companies’ operation and liquidity exposure and outlook.

From time-to-time, the Company may form taxable subsidiaries which are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2020, the Company had no taxable subsidiaries. At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the years ended June 30, 2020, June 30, 2019 and June 30, 2018, $1,030,405, $2,063,954 and $2,839,313 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, there were no loans on non-accrual status.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $4,629,033, $953,928 and $2,609,037 during the years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represents contractual dividend payments added to the investment balance, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $0, $0 and $333,333 during the years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions, and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

Securities that are traded on securities exchanges (including such securities traded in the after-hour’s market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of June 30, 2020 or June 30, 2019.

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

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

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

Valuation models are typically calibrated upon initial funding and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and that of the independent valuation firms. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firms. Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firms, the board of directors of the Company determines, in good faith, the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior year for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended June 30, 2020, June 30, 2019 and June 30, 2018, the Company recorded a provision for taxes of $144,709, $158,028, and $2,579,337, respectively, for U.S. federal and state income taxes related to Taxable Subsidiaries, respectively.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2020, June 30, 2019 and

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

June 30, 2018, the Company recorded distributions of $12.8 million, $13.6 million and $13.7 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that remain subject to examination by taxing authorities (i.e., all open tax years and the interim tax period since then). This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended June 30, 2020, June 30, 2019 and June 30, 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2020	2019	2018
Additional paid-in capital	$(126,635)	$(46,092)	$—
Distributable earnings	126,635	46,092	—

The tax character of all distributions paid by the Company during the years ended June 30, 2020, June 30, 2019 and June 30, 2018 were ordinary income.

At June 30, 2020, June 30, 2019 and June 30, 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

	As of June 30,
	2020	2019	2018
Undistributed net investment income	$8,108,113	$6,961,406	$7,140,649
Accumulated capital gains (losses) and other	(8,189,230)	(21,939,217)	(2,474,763)
Capital loss carryover	(43,077,639)	(21,270,472)	(18,612,517)
Unrealized appreciation (depreciation)	(46,302,927)	(15,113,364)	(9,055,269)
Distributions payable	(2,499,360)	(3,404,923)	(3,417,848)

Components of tax distributable earnings at year end	$(91,961,043)	$(54,766,570)	$(26,419,748)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2020, the Company had a net short-term capital loss carryforward of $1,345,961 and a net long-term capital loss carryforward of $41,731,678 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31, 2019 (“post-October”) to the beginning of the following fiscal year. As of June 30, 2020, the Company had a post-October short-term capital loss deferral of $1,068,646 and a post-October long-term capital loss deferral of $7,120,584. These losses are deemed to arise on July 1, 2020.

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

As of June 30, 2020, June 30, 2019 and June 30, 2018, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a new discretionary repurchase program of up to $5.0 million shares of our common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 2. Significant Accounting Policies – (continued)

(i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of common stock. The share repurchase program expired on May 1, 2020. Under the discretionary repurchase program, the Company could, but was not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complied with the prohibitions under its insider trading policies and procedures and the applicable provisions the Securities Exchange Act of 1934, as amended. In addition, any repurchases were conducted in accordance with the 1940 Act. The timing and number of shares repurchased depended on a number of factors, including market conditions and alternative investment opportunities and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will retire immediately all shares of common stock purchased in connection with the share repurchase program. During the year ended June 30, 2020, the Company did not repurchase shares of common stock on the open market. During the year ended June 30, 2019, the Company repurchased 42,214 shares of common stock on the open market for $358,531 (including commissions). During the period ended June 30, 2018, the Company repurchased 42,627 shares of common stock on the open market for $390,178 (including commissions). Refer to Note 11 for additional information concerning share repurchases.

Certain items in the consolidated financial statements has been reclassified to conform to the June 30, 2020 presentation with no effect on net income.

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

June 30, 2020

Note 4. Investments – (continued)

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

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies and its involvement in derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. The Company’s TRS contract is executed pursuant to an International Swaps and Derivatives Association (“ISDA”) master agreement (the “ISDA Agreement”) that the Company currently has in place with UBS. At June 30, 2018, the Company had all of its counterparty credit risk associated with non-performance for swaps with UBS. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating. The Company’s policy is to not hold counterparty collateral on ISDA Agreements but would do so if the exposure were material.

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Year Ended June 30,
	2020	2019	2018
Investment purchases, at cost (including PIK interest)	$105,999,383	$202,887,428	$175,180,629
Investment sales and repayments	105,678,135	165,479,578	137,045,592

The composition of the Company’s investments as of June 30, 2020, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$248,155,342	78.30%	$226,366,176	83.65%
Unitranche First Lien Debt Investment	11,277,314	3.56	10,713,448	3.96
Senior Secured Second Lien Debt Investments	38,520,395	12.15	27,719,133	10.24
Equity, Warrants and Other Investments	18,971,587	5.99	5,822,952	2.15

Total	$316,924,638	100.00%	$270,621,709	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The Company uses the Global Industry Classification Standard (“GICS”) codes to identify industry groupings in its portfolio. The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,056,563	11.48%
Construction & Engineering	30,252,174	11.18
Energy Equipment & Services	29,555,420	10.92
Trading Companies & Distributors	24,586,660	9.09
Media	19,176,144	7.09
Containers & Packaging	16,052,915	5.93
Diversified Telecommunication Services	12,562,817	4.64
Commercial Services & Supplies	12,402,682	4.58
Retail	11,700,000	4.32
Distributors	9,456,000	3.49
Internet Software & Services	9,226,180	3.41
Consumer Finance	9,113,150	3.37
Airlines	9,067,500	3.35
Construction Materials	6,531,518	2.41
Auto Components	6,236,446	2.31
Internet & Direct Marketing Retail	6,193,975	2.29
Specialty Retail	5,641,123	2.08
Household Durables	4,919,063	1.82
Chemicals	4,800,000	1.77
Road & Rail	3,873,349	1.43
Hotels, Restaurants & Leisure	3,846,750	1.42
IT Services	2,964,904	1.10
Technology Hardware, Storage & Peripherals	1,406,376	0.52
Wireless Telecommunication Services	—	—

Total	$270,621,709	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 4. Investments – (continued)

The following tables shows the portfolio composition by industry grouping at fair value at June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$41,415,967	13.52%
Energy Equipment & Services	31,276,442	10.21
Media	30,345,112	9.91
Construction & Engineering	30,025,649	9.80
Commercial Services & Supplies	26,516,250	8.65
Diversified Telecommunication Services	17,303,124	5.65
Distributors	14,763,188	4.82
Retail	14,350,000	4.68
Containers & Packaging	12,942,636	4.22
Hotels, Restaurants & Leisure	11,105,246	3.62
Household Durables	9,440,625	3.08
Internet Software & Services	8,851,371	2.89
Auto Components	8,835,000	2.88
Business Services	7,425,670	2.42
Trading Companies & Distributors	7,350,000	2.40
Health Care Equipment & Supplies	7,350,000	2.40
Technology Hardware, Storage & Peripherals	7,339,974	2.40
Construction Materials	6,912,675	2.26
IT Services	5,798,132	1.89
Chemicals	4,750,000	1.55
Wireless Telecommunication Services	2,293,932	0.75

Total	$306,390,993	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$70,569,020	26.08%
U.S. Midwest	54,134,214	20.00
U.S. Southwest	41,459,752	15.32
U.S. Mid-Atlantic	30,094,344	11.12
International	26,324,304	9.73
U.S. Southeast	25,131,283	9.29
U.S. West	22,908,792	8.46

Total	$270,621,709	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. During the year ended June 30, 2020, the Company made investments in new and existing portfolio companies of approximately $81.1 million and $15.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2020, the Company made investments of $4.8 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

June 30, 2020

Note 4. Investments – (continued)

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

At June 30, 2020, the Company held no derivative contracts.

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2020	2019	2018
Total Return Swaps	$—	$(229,918)	$(5,600,583)
Embedded derivatives Notes Payable	—	229,918	5,600,583

Total	$—	$—	$—

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

June 30, 2020

Note 4. Investments – (continued)

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$237,079,624	$237,079,624
Senior Secured Second Lien Debt Investments	—	—	27,719,133	27,719,133
Equity, Warrants and Other Investments	—	—	5,822,952	5,822,952

Total Investments	$—	$—	$270,621,709	$270,621,709

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$249,235,629	$249,235,629
Senior Secured Second Lien Debt Investments	—	—	57,155,363	57,155,363
Equity, Warrants and Other Investments	—	—	1	1

Total Investments	$—	$—	$306,390,993	$306,390,993

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 4. Investments – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	103,443,595	1,226,093	—	1,329,695	105,999,383
Sales	(81,226,522)	(24,451,613)	—	—	(105,678,135)
Amortization	2,285,680	445,545	—	—	2,731,225
Net realized gains (losses)	(7,632,194)	—	—	—	(7,632,194)
Transfers in	9,775,204	—	—	16,267,884	26,043,088
Transfers out	(26,043,088)	—	—	—	(26,043,088)
Net change in unrealized (depreciation) appreciation	(12,758,680)	(6,656,255)	—	(11,774,628)	(31,189,563)

Balance as of June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2020	$(21,166,534)	$(6,457,683)	$—	$(11,774,628)	$(39,398,845)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2018	$165,136,316	$127,200,954	$731,742	$523,001	$293,592,013
Purchases (including PIK interest)	185,409,054	16,706,250	—	—	202,115,304
Sales	(89,397,151)	(74,144,637)	—	(1,307,500)	(164,849,288)
Amortization	1,365,378	2,066,827	—	—	3,432,205
Net realized gains (losses)	62,768	(22,688,414)	—	784,500	(21,841,146)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(13,340,736)	8,014,383	(731,742)		(6,058,095)

Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993

Change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2020	$(12,976,063)	$(4,920,536)	$—	$—	$(17,896,599)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

During the years ended June 30, 2020 and June 30, 2019, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2020 and June 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 4. Investments – (continued)

intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$87,561,187	Yield Analysis	Market Yields	9.7%	6.2% – 14.1%
Senior Secured First Lien Debt Investments	46,102,876	Market Comparable Approach	Comparable Multiple	23.1x	4.0x – 50.1x
Senior Secured First Lien Debt Investments	56,556,621	Loan to Value	EBITDA Multiple	10.3x	6.2x – 15.4x
Senior Secured First Lien Debt Investments	13,323,250	Broker Quoted	Broker Quoted	N/A	N/A
Senior Secured First Lien Debt Investments	10,951,590	Enterprise Value	EBITDA Multiple	5.9x	4.5x – 7.3x
Senior Secured First Lien Debt Investments	9,848,588	Recovery Analysis	Recoverable Amount	N/A	N/A
Senior Secured First Lien Debt Investments	2,022,063	Recent Transaction	Recent Transaction	N/A	N/A
Unitranche First Lien Debt Investments	10,713,449	Market Comparable Approach	Comparable Multiple	13.4x	4.8x – 22.0x
Senior Secured Second Lien Debt Investments	15,000,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured Second Lien Debt Investments	7,040,000	Market Comparable Approach	Comparable Multiple	11.0x	8.1x – 13.8x
Senior Secured Second Lien Debt Investments	5,679,133	Recovery Analysis	Recoverable Amount	N/A	N/A
Equity, Warrants and Other Investments	5,620,758	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	202,194	Enterprise Value	EBITDA Multiple	0.0x	0.0x – 0.0x

	Fair Value as of June 30, 2019	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$58,178,487	Yield Analysis	Market Yields	12.1%	5.5% – 24.9%
Unitranche First Lien Debt Investments	11,319,236	Discounted Cash Flow	Discount Rate	21.8%	20.6% – 23.1%
Senior Secured First Lien Debt Investments	127,490,234	Discounted Cash Flow	Discount Rate	10.1%	5.1% – 26.3%
Senior Secured First Lien Debt Investments	21,179,709	Broker Quoted	Market Comparable	79.6%	65.0% – 101.3%
Senior Secured First Lien Debt Investments	31,067,964	Recent Purchase	Recent Purchase	N/A	N/A

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 4. Investments – (continued)

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured Second Lien Debt Investments	2,000,000	Yield Analysis	Market Yields	16.7%	16.2% – 17.2%
Senior Secured Second Lien Debt Investments	55,155,363	Discounted Cash Flow	Discount Rate	15.1%	9.6% – 31.1%
Equity, Warrants and Other Investments	1	EV Multiple	EBITDA Multiple	0.0x	0.0x – 0.0x

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

On June 21, 2019, the Company amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. On April 15, 2020, we decided not to exercise an option to increase the Term Financing by up to $53.0 million (the “Option”) and repaid $20.0 million of the Term Financing. Borrowings under the Term Financing, as amended, bear interest (a) with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 2.55% through December 4, 2019, and (ii) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (iii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 5, 2021, and (b) with respect to the additional $20.0 million increase in the Term Financing, (i) at a rate per annum equal to one-month LIBOR plus 3.15% through April 14, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 2.90% from the April 15, 2020 through December 5, 2021.

As of June 30, 2020, and June 30, 2019, there were $102.0 million and $122.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “2017 UBS Revolving Financing”) with UBS. On June 21, 2019, we amended the 2017 UBS Revolving Financing to reduce the size of the facility to $30.0 million. Borrowings under the 2017 UBS Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 2.50% per annum; provided that if 50% or less of the 2017 UBS Revolving Financing is drawn, the fee will be 2.75% per annum. Any amounts borrowed under the 2017 UBS

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 5. Notes Payable – (continued)

Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on December 7, 2020. As of June 30, 2020, and June 30, 2019, there were $30.0 million and $11.0 in borrowings outstanding under the 2017 UBS Revolving Financing, respectively.

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

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2020 and June 30, 2019, the fair value of the Notes Payable was estimated at $132.0 million and $133.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the 2023 Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market (“NASDAQ”) under

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 5. Notes Payable – (continued)

the trading symbol “CMFNL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of June 30, 2020 and June 30, 2019, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $34.5 million, respectively, and had an estimated fair value of $44.9 million and $35.4 million, respectively, based on the closing price as of June 30, 2020 and June 30, 2019, respectively, as traded on NASDAQ. The Company concluded that this was a Level 2 fair value.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing and the 2017 UBS Revolving Financing and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2020, SPV and LLC had aggregate assets of $223.3 million, which included $219.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.9 million in cash held by the trustees of the Term Financing and the 2017 UBS Revolving Financing (together, the “UBS Financing Facility”, or the “Financing Facilities”). As of June 30, 2019, SPV and LLC had assets of $234.5 million, which included $232.8 million of the Company’s portfolio investments at fair value, $0.7 million of accrued interest receivable and $1.0 million in cash held by the trustee of the Term Financing. For the year ended June 30, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $135.5 million and 4.60%, respectively. For the year ended June 30, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $109.3 million and 5.04%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 28, 2019	September 25, 2019	September 26, 2019	October 16, 2019	$0.2500	1st 2020
November 6, 2019	December 12, 2019	December 13, 2019	January 2, 2020	$0.2500	2nd 2020
February 4, 2020	March 12, 2020	March 13, 2020	April 4, 2020	$0.2500	3rd 2020
May 7, 2020	June 18, 2020	June 19, 2020	July 10, 2020	$0.1500	4th 2020
May 7, 2020*	June 18, 2020	June 19, 2020	July 10, 2020	$0.0300	4th 2020

* Supplemental distribution

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The following table details the Company’s unfunded commitments as of June 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC - Revolver	$594,059	$—	0.5%	9/30/21
1888 Industrial Services, LLC - Term E	120,845	—	—	9/19/22
Altern Marketing, LLC	1,370,249	—	0.5%	10/7/24
Limbach Holdings Inc	5,769,230	—	2.0%	4/12/24

Total Unfunded Commitments	$7,854,383	$—

The following table details the Company’s unfunded commitments as of June 30, 2019:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC	$495,050	$—	0.50	9/30/21
Fusion Connect Inc.	391,465	—	—	10/3/19
Limbach Holdings Inc.	5,769,230	—	—	4/12/23

Total Unfunded Commitments	$6,655,745	$—

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

For the year ended June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived. As of June 30, 2020, $1,196,937 of such fees were payable. For the year ended June 30, 2019, $5,436,135 in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $0 was payable at June 30, 2019. For the year ended June 30, 2018, $4,871,706 in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $1,319,853 was payable at June 30, 2018.

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

June 30, 2020

Note 7. Agreements and Related Party Transactions – (continued)

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

For the year ended June 30, 2020, the Company incurred $832,472 of incentive fees related to Pre-Incentive Fee Net Investment Income, of which $336,971 was waived. As of June 30, 2020, $707,796 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2019, the Company incurred $1,720,707 of Income-Based Fees, of which $503,229 was waived. As of June 30, 2019, $545,991 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $561,991 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and were not payable until such amounts are received in cash. For the

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 7. Agreements and Related Party Transactions – (continued)

year ended June 30, 2018, the Company incurred $3,932,710 of Income-Based Fees, of which $527,224 was waived. As of June 30, 2018, $2,294,678 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $772,234 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and were not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

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

As of June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

June 30, 2020

Note 7. Agreements and Related Party Transactions – (continued)

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs,

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 7. Agreements and Related Party Transactions – (continued)

or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $1,402,422 under the Administration Agreement for the year ended June 30, 2020. The Company incurred costs of $1,354,247 under the Prior Administration Agreement for the year ended June 30, 2019. The Company incurred costs of $1,198,397 under the Prior Administration Agreement for the year ended June 30, 2018.

As of June 30, 2020, and June 30, 2019, the Company recorded no accrued expenses and other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement and the Prior Administration Agreement, respectively.

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

As of June 30, 2020, Investcorp BDC had purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of June 30, 2020, Investcorp BDC had purchased 281,775 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 7. Agreements and Related Party Transactions – (continued)

License Agreement

The Company has entered into a license agreement with the Adviser under which the Adviser has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, the Company has a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Directors Fees

Each of the Independent Directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Independent Directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. The Independent Directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the years ended June 30, 2020, June 30, 2019 and June 30, 2018, the Company recorded directors’ fees of $270,000, $405,000 and $402,240, respectively. As of June 30, 2020, and June 30, 2019, the Company recorded directors’ fees payable of $24,559 and $95,240, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Year Ended June 30, 2020	Year Ended June 30, 2019	Year Ended June 30, 2018
Net increase (decrease) in net assets resulting from operations	$(24,656,475)	$(14,542,229)	$15,625,480
Weighted average shares of common stock outstanding	13,741,743	13,630,661	13,689,823
Basic/diluted net increase (decrease) in net assets from operations per share	$(1.79)	$(1.07)	$1.14

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

June 30, 2020

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

Note 10. Distributions

The following table reflects the cash distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300

#	Special distribution
*	Supplemental distribution

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 10. Distributions – (continued)

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the years ended June 30, 2020, June 30, 2019 and June 30, 2018:

	Year ended June 30,
	2020		2019		2018
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$12,810,438	100%	$13,640,442	100%	$13,685,762	100%
Long-term capital gains	—	—	—	—	—	—

Total	$12,810,438	100%	$13,640,442	100%	$13,685,762	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company had a share repurchase program under which the Company could repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. On May 1, 2020, the share repurchase program expired. During the year ended June 30, 2020, the Company did not repurchase shares of common stock on the open market. During the year ended June 30, 2019, the Company repurchased 42,214 shares of common stock on the open market for $358,531 (including commissions). The Company’s NAV per share increased by approximately $0.01 for the year ended June 30, 2019 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the share repurchase program for the years ended June 30, 2020 and June 30, 2019:

	For the Year Ended June 30,
	2020	2019
Number of shares repurchased	—	42,214
Cost of shares repurchased, including commissions	$—	$358,573
Weighted average price per share	$—	$8.44
Net asset value per share at year end	$—	$10.51
Weighted average discount to year end net asset value	—	24.5%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 12. Share Transactions

The following table summarizes the total shares issued and repurchased for the years ended June 30, 2020, June 30, 2019 and June 30, 2018:

	Year ended June 30,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,619,690	$199,947,288	13,649,504	$200,203,363	13,689,221	$200,568,530
Issuance of common shares	227,000	2,308,590	—	—	—	—
Reinvestments of stockholder distributions	38,645	195,028	12,400	102,456	2,910	25,011
Retirement of repurchased shares	—	—	(42,214)	(358,531)	(42,627)	(390,178)

Balance at end of year	13,885,335	$202,450,906	13,619,690	$199,947,288	13,649,504	$200,203,363

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the year ended June 30, 2020	For the year ended June 30, 2019	For the year ended June 30, 2018	For the year ended June 30, 2017	For the year ended June 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$12.57	$12.41	$11.90	$14.41
Net investment income	1.03	0.99	1.39	1.15	1.45
Net realized and unrealized gains (losses)	(2.82)	(2.06)	(0.24)	0.56	(2.13)

Net increase (decrease) in net assets resulting from operations	(1.79)	(1.07)	1.15	1.71	(0.68)

Capital transactions(2)
Share repurchases	0.00	0.01	0.01	—	—
Dividends from net investment income	(0.93)	(1.00)	(1.00)	(1.20)	(1.51)
Distributions from net realized gains	—	—	—	—	(0.32)

Net decrease in net assets resulting from capital transactions	(0.93)	(0.99)	(0.99)	(1.20)	(1.83)
Offering costs	—	—	—	—	—

Net asset value, end of period	$7.79	$10.51	$12.57	$12.41	$11.90

Market value per share, end of period	$3.49	$7.61	$8.90	$10.00	$8.88
Total return based on market value(3)	(43.32)%	(1.49)%	0.01%	27.93%	(21.26)%
Shares outstanding at end of period	13,885,335	13,619,690	13,649,504	13,689,221	13,679,686

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 13. Financial Highlights – (continued)

	For the year ended June 30, 2020	For the year ended June 30, 2019	For the year ended June 30, 2018	For the year ended June 30, 2017	For the year ended June 30, 2016

Ratio/Supplemental Data:
Net assets, at end of year	$108,124,995	$143,083,980	$171,522,666	$169,948,112	$162,749,883
Ratio of total expenses to average net assets	16.02%	13.58%	13.06%	9.38%	8.97%
Ratio of net expenses to average net assets	15.56%	13.26%	12.76%	9.23%	8.97%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	7.41%	6.13%	4.10%	3.42%	3.13%
Ratio of net investment income before fee waiver to average net assets	10.39%	8.26%	11.40%	9.31%	11.33%
Ratio of net investment income after fee waiver to average net assets	10.86%	8.58%	11.10%	9.46%	11.33%
Total Notes Payable	$183,375,000	$167,529,670	$119,823,000	$102,000,000	$132,478,329
Asset Coverage Ratio(4)	1.59	1.85	2.43	2.67	2.23
Portfolio Turnover Rate	33%	51%	52%	52%	21%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Total return is calculated based on a time-weighted rate of return methodology for the stockholders and is not annualized. Total return is reflected after all investment-related and operating expenses. A stockholder’s return may vary from these returns based on the timing of capital transactions. The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period.

The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period. Credit facility related expenses include interest expense and amortization of deferred debt issuance costs.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the years ended June 30, 2020, June 30, 2019 and June 30, 2018:

	Year Ended June 30, 2020	Year Ended June 30, 2019	Year Ended June 30, 2018
Loan Amendment/Consent Fee	$1,346,307	$718,548	$152,308

Other Fee Income	$1,346,307	$718,548	$152,308

Note 15. Tax Information

As of June 30, 2020, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$316,924,638

Gross unrealized appreciation	1,098,958
Gross unrealized depreciation	(47,401,885)

Net unrealized investment depreciation	$(46,302,927)

As of June 30, 2019, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$321,504,360

Gross unrealized appreciation	3,259,980
Gross unrealized depreciation	(18,373,346)

Net unrealized investment depreciation	$(15,113,366)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 16. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2020	For the Quarter Ended March 31, 2020	For the Quarter Ended December 31, 2019	For the Quarter Ended September 30, 2019
Total Investment Income	$7,641,041	$8,829,680	$9,431,449	$8,558,434
Total Investment Income per Common Share	0.55	0.64	0.69	0.63
Net Investment Income	3,432,148	3,443,461	3,755,263	3,534,410
Net Investment Income per Common Share	0.25	0.25	0.27	0.26
Net Realized and Unrealized Gain (Loss)	(5,905,147)	(27,687,828)	(787,820)	(4,440,962)
Net Realized and Unrealized Gain (Loss) per Common Share	(0.43)	(2.01)	(0.06)	(0.33)
Net Increase (Decrease) in Net Assets Resulting from Operations	(2,472,999)	(24,244,367)	2,967,443	(906,552)
Basic and Diluted Earnings per Common Share	(0.18)	(1.76)	0.22	(0.07)
Net Asset Value per Common Share at End of Quarter	7.79	8.15	10.15	10.19

	For the Quarter Ended June 30, 2019	For the Quarter Ended March 31, 2019	For the Quarter Ended December 31, 2018	For the Quarter Ended September 30, 2018
Total Investment Income	$8,121,417	$8,722,591	$9,298,924	$8,254,890
Total Investment Income per Common Share	0.60	0.64	0.68	0.60
Net Investment Income	2,980,787	3,403,422	3,718,912	3,409,496
Net Investment Income per Common Share	0.22	0.25	0.27	0.25
Net Realized and Unrealized Gain (Loss)	(8,197,445)	(4,760,960)	(13,101,208)	(1,981,455)
Net Realized and Unrealized Gain (Loss) per Common Share	(0.60)	(0.35)	(0.96)	(0.15)
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,216,658)	(1,357,538)	(9,382,296)	1,428,041
Basic and Diluted Earnings per Common Share	(0.38)	(0.10)	(0.69)	0.10
Net Asset Value per Common Share at End of Quarter	10.51	11.14	11.49	12.41

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2020 and through September 18, 2020, the Company invested $13.3mm in one existing portfolio company and two new portfolio companies, inclusive of funding a revolving commitment, and the Company received $19.7mm in repayments.

Our dividend framework provides a quarterly base dividend and is supplemented (when applicable) by additional dividends determined by the level of earnings on a net investment income basis relative to the base dividend level.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

Note 17. Subsequent Events – (continued)

On August 26, 2020, the Company’s board of directors declared a distribution for the quarter ended September 30, 2020 of $0.15 per share payable on October 15, 2020 to stockholders of record as of September 25, 2020 and a supplemental distribution of $0.03 per share, payable on October 15, 2020, to stockholders of record as of September 25, 2020.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2020.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2020. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Fees and Expenses

The following table is being provided to update, as of June 30, 2020, certain information in our registration statement on Form N-2 (File No. 333-223999), declared effective by the SEC on April 10, 2019. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)

Total Stockholder Transaction Expenses (as a percentage of offering price	—	%(4)
Annual Expenses (as percentage of net assets attributable to common stock)
Base management fees	4.73	%(5)
Incentive fees payable under the investment advisory agreement (20.0%)	0.46	%(6)
Interest payments on borrowed funds	9.54	%(7)
Other expenses	4.52	%(8)

Total annual expenses	19.25%

(1)	In the event that our securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)

In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses. Our common stockholders will bear, directly or indirectly, the expenses of any offering of our securities, including debt securities.

(3)	The expenses of the dividend reinvestment plan are included in “Other expenses.” See “Dividend Reinvestment Plan.”
(4)	Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5)

Reflects the aggregate amount of base management fees that we estimate will be payable during the next twelve months. Our base management fee, payable quarterly in arrears, is 1.75% of our gross assets, including assets purchased with borrowed amounts or other forms of leverage and excluding cash and cash equivalents and is estimated by assuming the base management fee remains consistent with the base management fee incurred for the year ended June 30, 2020. See “Management Agreements—Investment Advisory Agreement.”

(6)	Reflects the aggregate amount of incentive fees that we estimate will be payable during the next twelve months. See “Management Agreements—Investment Advisory Agreement.”

The incentive fee consists of two components, ordinary income and capital gains:

The ordinary income component, which is payable quarterly in arrears, equals 20.0% of the excess, if any, of our “Pre-incentive Fee Net Investment Income” over a 2.0% quarterly (8.0% annualized) hurdle rate, expressed as a rate of return on the value of our net assets attributable to our common stock, and a “catch-up” provision, measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the Adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% subject to a deferral of non-cash amounts. The effect of the “catch-up” provision is that, subject to the deferral provisions discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. The ordinary income component of the incentive fee will be computed on income that may include interest that is accrued but not yet received in cash. The portion of such incentive fee that is attributable to deferred interest (sometimes referred to as PIK interest, or OID) will be paid to the Adviser only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter. Notwithstanding any such incentive fee reduction or elimination, there is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.

The capital gains component of the incentive fee equals 20.0% of our “Incentive Fee Capital Gains,” if any, which equals our aggregate cumulative realized capital gains from inception through the end of each calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. The second component of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date). See “Management Agreements—Management Fee and Incentive Fee.”

(7)

We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The table includes all estimated expected borrowing costs in connection with the Financing Facilities. The costs associated with our outstanding borrowings are indirectly borne by our stockholders.

(8)

“Other expenses” represent amounts which are based upon the results of our operations for the year ended June 30, 2020, including our overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by the Adviser. See “Management Agreements —Administration Agreement.”

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in us. In calculating the following expense amounts, we have assumed a 4.0% sales load and that our annual operating expenses would remain at the levels set forth in the table above. In the event that shares to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$212	$485	$686	$986

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the income incentive fee under our investment advisory agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of a capital gains incentive fee under our investment advisory agreement. The “Pre-Incentive Fee Net Investment Income” under the investment advisory agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above is not included in the example set forth above. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger sufficient returns on our investments to trigger “Pre-Incentive Fee Net Investment

Income” of a material amount, our expenses, and returns to our investors, would be higher. Further, while the example assumes reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by (a) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our board of directors or (b) the average purchase price of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below net asset value.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(3)

4.4	Form of 6.125% Notes Due 2023 (Filed as Exhibit A to Form of First Supplemental Indenture referred to in Exhibit 4.3)(3)

4.5*	Description of Securities

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between the Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.7	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(5)

10.8	Second Amended and Restated Revolving Credit Note Agreement by and among Registrant, CM SPV Ltd., UBS, and U.S. Bank, as Revolving Credit Note Agent and Trustee(7)

10.9	Sixth Supplemental Indenture with an attached Sixth Amended and Restated Indenture between CM SPV and U.S. Bank(7)

10.10	Amendment Agreement by and among CM SPV Ltd., CM Investment Partners LLC and U.S. Bank, as Collateral Administrator, amending the Collateral Administration Agreement and the Collateral Management Agreement(7)

10.11	Contribution Agreement between Registrant and CM SPV Ltd.(7)

10.12	Total Return Swap Transaction Confirmation Letter Agreement between UBS and Registrant regarding the Class A-R Notes(7)

10.13	Global Master Repurchase Agreement and Annexes thereto (the “GMRA”), dated as of June 11, 2019, between UBS and Registrant(7)

10.14	Confirmation under the GMRA with respect to the Class A-1 Notes and the Class A-2 Notes (the “Term Confirmation”), between Registrant and UBS(7)

10.15	Confirmation under the GMRA with respect to the Revolving Financing (the “Revolving Confirmation”), between Registrant and UBS(7)

10.16	Subscription Agreement with respect to the Class A-2 Notes sale, between Registrant and UBS Securities LLC, as placement agent(7)

10.17	Placement Agency Agreement, between CM SPV Ltd. and the Placement Agent(7)

10.18	Second Amended and Restated Account Control Agreement, among CM SPV Ltd. and U.S. Bank as Revolving Credit Note Agent and Trustee(7)

10.19	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.20	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.21	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

14.1	Code of Ethics of Registrant(1)

21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware)

23.1*	Consent of RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-223999), filed on April 9, 2019.

(3)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(6)	Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed on September 6, 2017.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on June 27, 2019.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on July 1, 2019.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 10, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 21, 2020	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 21, 2020	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 21, 2020	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 21, 2020	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 21, 2020	/s/ Julie Persily
Julie Persily Director

Date: September 21, 2020	/s/ Lee M. Shaiman
Lee M. Shaiman Director

Date: September 21, 2020	/s/ Thomas Sullivan
Thomas Sullivan Director