Form 10-Q
period 2020-09-30
Investcorp Credit Management BDC, Inc.
filed 2020-11-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 9, 2020 was 13,907,064.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2020 (Unaudited)	June 30, 2020
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $307,584,172 and $316,924,638, respectively)	$261,333,374	$270,621,709
Cash	8,432,854	14,876,444
Cash, restricted	6,516,562	5,417,118
Receivable for investments sold	1,694,010	1,576,730
Interest receivable	2,168,102	2,301,641
Payment-in-kind interest receivable	475,408	514,643
Other receivables	1,321,270	1,135,563
Prepaid expenses and other assets	251,104	350,661

Total Assets	$282,192,684	$296,794,509

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	14,000,000	30,000,000
2023 Notes payable	51,375,000	51,375,000
Deferred debt issuance costs	(957,271)	(1,042,497)

Notes payable, net	166,417,729	182,332,503
Dividend payable	2,501,034	2,499,360
Income-based incentive fees payable	707,796	707,796
Base management fees payable	2,304,739	1,196,937
Interest payable	991,861	1,000,452
Directors’ fees payable	21,684	24,559
Accrued expenses and other liabilities	788,608	907,907

Total Liabilities	173,733,451	188,669,514
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,894,635 and 13,885,335 shares issued and outstanding, respectively)	13,894	13,885
Additional paid-in capital	200,812,895	200,779,949
Distributable earnings (losses)	(92,367,556)	(92,668,839)

Total Net Assets	108,459,233	108,124,995

Total Liabilities and Net Assets	$282,192,684	$296,794,509

Net Asset Value Per Share	$7.81	$7.79

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2020	2019
Investment Income:
Interest income	$6,087,594	$7,570,262
Payment in-kind interest income	840,327	907,777
Other fee income	43,060	80,395

Total investment income	6,970,981	8,558,434

Expenses:
Interest expense	1,981,725	2,351,745
Base management fees	1,220,772	1,355,078
Income-based incentive fees	—	—
Professional fees	319,725	309,853
Allocation of administrative costs from advisor	354,000	352,000
Amortization of deferred debt issuance costs	—	195,377
Insurance expense	108,186	83,762
Directors’ fees	76,625	82,500
Custodian and administrator fees	65,927	129,872
Offering expense	85,227	51,750
Other expenses	125,272	156,270

Total expenses	4,337,459	5,068,207
Waiver of base management fees	(112,971)	(44,183)
Waiver of income-based incentive fees	—	—

Net expenses	4,224,488	5,024,024

Net investment income	2,746,493	3,534,410

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	3,693	31,073
Net change in unrealized appreciation (depreciation) in value of investments	52,131	(4,472,035)

Total realized and unrealized gain (loss) on investments	55,824	(4,440,962)

Net increase (decrease) in net assets resulting from operations	$2,802,317	$(906,552)

Basic and diluted:
Net investment income per share	$0.20	$0.26
Earnings per share	$0.20	$(0.07)
Weighted average shares of common stock outstanding	13,893,725	13,625,279
Distributions paid per common share	$0.18	$0.25

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2020	2019
Net assets at beginning of year	$108,124,995	$143,083,890
Increase (decrease) in net assets resulting from operations:
Net investment income	2,746,493	3,534,410
Net realized gain/(loss) on investments	3,693	31,073
Net change in unrealized appreciation (depreciation) on investments	52,131	(4,472,035)

Net increase (decrease) in net assets resulting from operations	2,802,317	(906,552)
Stockholder distributions:
Distributions from net investment income	(2,501,034)	(3,406,383)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,501,034)	(3,406,383)
Capital transactions:
Reinvestments of stockholder distributions	32,955	40,851

Net increase (decrease) in net assets resulting from capital transactions	32,955	40,851

Net increase (decrease) in net assets	334,238	(4,272,084)

Net assets at end of period	$108,459,233	$138,811,806

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,802,317	$(906,552)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(13,309,758)	(20,288,177)
Payment in-kind interest	(879,562)	(902,282)
Sales and repayments of investments	24,396,873	21,499,786
Net realized (gain) loss on investments	(3,693)	(31,073)
Net change in unrealized (appreciation) depreciation on investments	(52,131)	4,472,035
Amortization of discount/premium on investments	(863,394)	(563,942)
Amortization of deferred debt issuance costs	85,226	247,127
Net (increase) decrease in operating assets:
Interest receivable	133,539	(230,942)
Payment in-kind interest receivable	39,235	—
Receivable for investments sold	(117,280)	(1,849,901)
Other receivables	(185,707)	—
Prepaid expenses and other assets	99,557	48,465
Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	(21,890,699)
Interest payable	(8,591)	112,380
Accrued provision for income taxes	—	(13,778)
Directors fees payable	(2,875)	(19,760)
Accrued expenses and other liabilities	(119,299)	(240,197)
Base management fees payable	1,107,802	436,965
Income-based incentive fees payable	—	(352)

Net cash provided by (used in) operating activities	13,122,259	(20,120,897)

Cash Flows from Financing Activities:
Distributions to stockholders	(2,466,405)	(3,364,072)
Proceeds from borrowing on revolving credit facility	—	8,020,881
Repayments of borrowing on revolving credit facility	(16,000,000)	—

Net cash provided by (used in) financing activities	(18,466,405)	4,656,809

Net change in cash	(5,344,146)	(15,464,088)

Cash:
Cash and restricted cash at beginning of period	20,293,562	26,296,182

Cash and restricted cash at end of period	$14,949,416	$10,832,094

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,990,316	$2,239,365
Cash paid for taxes	$—	$23,644
Issuance of shares pursuant to Dividend Reinvestment Plan	$32,955	$40,851
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,480,858	$5,480,858	$5,480,858	5.05%
1888 Industrial Services, LLC – Term B(4)(10)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	139,708	0.13%
1888 Industrial Services, LLC – Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	689,228	689,228	689,228	0.63%
1888 Industrial Services, LLC – Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	1,958,365	1.81%
4L Technologies Inc.	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,226,768	1,226,768	1,177,698	1.09%
ACProducts, Inc.	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,937,500	5,035,527	4,962,187	4.58%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	5,000,000	4,900,649	4,900,000	4.52%
Alta Equipment Group, Inc.	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,800,000	7,550,804	7,683,000	7.08%
Altern Marketing, LLC – Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	1,384,247	1,357,931	1,370,404	1.26%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	9,231,697	9,125,541	9,139,380	8.43%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	8,532,500	8,350,163	8,404,512	7.74%
Bioplan USA, Inc.	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,305,988	9,995,105	9.21%
BW Gas & Convenience	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	5,741,032	5,588,693	5,626,211	5.19%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,019,432	7,961,390	7.34%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,802,108	4,758,040	4,321,897	3.98%
Cook & Boardman Group, LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,825,000	9,747,452	9,628,500	8.88%
Deluxe Entertainment Services Group(5)	Media	1M L + 10.00% (1.00% Floor)	8/31/2020	11/30/2020	1,700,000	1,649,655	1,700,000	1.57%
Deluxe Toronto Ltd.(7)	Media	1M L + 5.80% (1.00% Floor)	6/29/2018	6/30/2021	3,898,224	3,894,776	2,884,686	2.66%
Empire Office Inc.	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	12,867,955	12,673,900	11,967,198	11.03%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 2.75%	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.55%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,512,119	5,544,020	1,874,120	1.73%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	929,712	320,000	0.29%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,332,500	5,240,580	5,225,850	4.82%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,063,794	2,058,000	1.90%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	5,550,000	5,450,647	5,550,000	5.12%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 8.00% (2.00% Floor)	1/14/2020	7/14/2025	4,832,576	4,832,576	3,286,152	3.03%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK	3/26/2018	6/30/2023	11,509,447	11,509,447	10,933,975	10.08%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	$9,950,000	$9,769,831	$9,900,250	9.13%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 3.00%	11/8/2019	10/25/2022	4,812,500	4,446,490	4,475,625	4.13%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,962,500	4,874,038	4,664,750	4.30%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,035,265	7,222,695	6.66%
KIK Custom Products Inc.	Chemicals	1M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	3,326,063	3,200,048	3,309,433	3.05%
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,208,750	6,155,316	6,208,750	5.72%
Limbach Holdings, Inc.(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,230,769	9,174,020	9,184,615	8.47%
Northstar Group Services Inc.	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	4,950,000	4,907,599	4,950,000	4.56%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,625,000	9,413,415	8,951,250	8.25%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,867,424	6,745,494	6,661,401	6.14%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	11,864,633	11,753,445	11,568,018	10.67%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,118,502	9,756,091	7,892,432	7.28%
ProFrac Services LLC	Energy Equipment & Services	6M L + 7.50% (1.25% Floor)	9/7/2018	9/7/2023	7,879,510	7,841,524	7,367,342	6.79%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,500,000	9,370,885	8,835,000	8.15%
RPX Corporation	Professional Services	1M L + 6.00%	6/8/2018	6/19/2024	5,341,725	5,314,868	5,341,725	4.93%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	558,389	558,389	859,081	0.79%

Total Senior Secured First Lien Debt Investments					272,742,602	263,246,153	240,477,541	221.72%

Senior Secured Second Lien Debt Investments
Premiere Global Services, Inc.(3)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	16,649,024	16,448,130	6,992,590	6.45%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,918,302	7,040,000	6.49%

Total Senior Secured Second Lien Debt Investments					24,649,024	24,366,432	14,032,590	12.94%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	10,794	0.01%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	209,004	0.19%
Advanced Solutions International Preferred Stock	Software				888,170	1,000,000	999,991	0.92%
Fusion Connect Inc., Common Stock(9)	Internet Software & Services				22	306	22	0.00%
Fusion Connect Inc., (Warrants)(9)	Internet Software & Services				202,171	2,814,455	202,171	0.19%
Limbach Holdings, Inc. (Warrants)(9)	Construction & Engineering			4/12/2024	1	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Techniplas LLC Common Stock(9)(10)	Auto Components				540,126	12,231,541	5,401,260	4.98%

Total Equity, Warrants and Other Investments					1,801,606	19,971,587	6,823,243	6.29%

Total Non-Controlled/Non-Affiliates					$299,193,232	$307,584,172	$261,333,374	240.95%

Liabilities in excess other assets							(152,874,141)	(140.95%)

Net Assets							$108,459,233	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective 10/1/17, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	First Lien Unitranche Last Out Investment, which accounts for 4.18% of our investment portfolio at fair value.

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 5.75% of total assets.

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

1M L — 1 month LIBOR (0.15 % as of September 30, 2020)

2M L — 2 month LIBOR (0.19 % as of September 30, 2020)

3M L — 3 month LIBOR (0.23 % as of September 30, 2020)

6M L — 6 month LIBOR (0.26 % as of September 30, 2020)

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,398,087	$5,398,087	$5,398,087	4.99%
1888 Industrial Services, LLC – Term B(4)(10)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	2,794,155	2.58%
1888 Industrial Services, LLC – Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.63%
1888 Industrial Services, LLC – Term D(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/19/2020	104,607	104,607	104,607	0.10%
1888 Industrial Services, LLC – Term E(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/18/2019	9/19/2020	469,381	469,381	469,381	0.43%
1888 Industrial Services, LLC – Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,928,042	1,928,042	1,928,042	1.78%
4L Technologies Inc.	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,229,925	1,229,925	1,186,877	1.10%
ACProducts, Inc.	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,968,750	5,071,498	4,919,063	4.55%
Alta Equipment Group, Inc.	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,900,000	7,637,767	7,663,000	7.09%
Altern Marketing, LLC – Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	1,261,330	1,235,014	1,236,103	1.14%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	5,059,053	5,014,210	4,957,872	4.59%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	9,395,000	9,191,666	9,113,150	8.43%
Bioplan USA, Inc	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,246,307	9,486,879	8.77%
BW Gas & Convenience	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	5,815,591	5,652,965	5,641,123	5.22%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,007,703	7,961,390	7.36%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,841,686	4,794,839	3,873,349	3.58%
Cook & Boardman Group, LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,850,000	9,769,324	9,456,000	8.75%
Deluxe Toronto Ltd.(7)	Media	1M L + 5.80% (1.00% Floor)	6/29/2018	6/30/2021	4,913,111	4,902,911	4,176,144	3.86%
Empire Office Inc.	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	13,055,455	12,846,896	12,402,682	11.47%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 2.25%	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.55%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,588,676	5,622,832	2,514,904	2.33%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	924,540	450,000	0.42%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,346,000	5,250,683	5,132,160	4.75%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,062,553	2,016,000	1.86%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	5,700,000	5,593,377	5,700,000	5.27%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 8.00% (2.00% Floor)	1/14/2020	7/14/2025	4,748,553	4,748,553	3,323,987	3.07%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK	3/26/2018	6/30/2023	11,277,314	11,277,314	10,713,448	9.91%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	$9,975,000	$9,785,941	$9,775,500	9.04%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 3.00%	11/8/2019	10/25/2022	4,875,000	4,462,442	4,631,250	4.28%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,975,000	4,883,396	4,676,500	4.32%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,025,879	7,078,241	6.55%
KIK Custom Products Inc.	Chemicals	1M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,792,021	4,800,000	4.44%
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	6,233,750	6,173,631	6,171,413	5.71%
Limbach Holdings, Inc.(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,461,538	9,397,473	9,272,308	8.58%
Northstar Group Services Inc.	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	4,962,500	4,918,209	4,912,875	4.54%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,750,000	9,525,503	9,067,500	8.39%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,911,616	6,782,657	6,566,035	6.07%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,187,500	12,064,697	11,700,000	10.82%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,123,065	9,723,867	6,883,684	6.37%
ProFrac Services LLC	Energy Equipment & Services	6M L + 7.50% (1.25% Floor)	9/7/2018	9/7/2023	8,021,376	7,977,811	7,379,666	6.83%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,562,500	9,427,039	8,988,750	8.31%
RPX Corporation	Professional Services	1M L + 6.00%	6/8/2018	6/19/2024	5,341,725	5,314,868	5,341,725	4.94%
Specialty Building Products Holdings LLC	Construction Materials	1M L + 5.75%	9/25/2018	9/25/2025	1,952,651	1,931,132	1,855,018	1.72%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	542,857	542,857	835,186	0.77%

Total Senior Secured First Lien Debt Investments					269,140,172	259,432,656	237,079,624	219.26%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(7)(8)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,603,326	15,000,000	13.87%
Premiere Global Services, Inc.(3)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	16,226,093	16,004,515	5,679,133	5.26%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,912,554	7,040,000	6.51%

Total Senior Secured Second Lien Debt Investments					39,226,093	38,520,395	27,719,133	25.64%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	10,494	0.01%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	209,004	0.19%
Fusion Connect Inc., Common Stock(9)	Internet Software & Services				22	306	22	0.00%
Fusion Connect Inc., (Warrants)(9)	Internet Software & Services				202,171	2,814,455	202,171	0.19%
Limbach Holdings, Inc. (Warrants)(9)	Construction & Engineering			4/12/2024	1	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Techniplas LLC Common Stock(9)(10)	Auto Components				540,126	12,231,541	5,401,260	5.00%

Total Equity, Warrants and Other Investments					913,436	18,971,587	5,822,952	5.39%

Total Non-Controlled/Non-Affiliates					$309,279,701	$316,924,638	$270,621,709	250.29%

Liabilities in excess other assets							(162,496,714)	(150.29%)

Net Assets							$108,124,995	100.00%

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

September 30, 2020

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

During the quarter ended September 30, 2020, the Company’s operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of the Company’s investment portfolio. The Company closely monitored its portfolio companies throughout this period, including assessing portfolio companies’ operation and liquidity exposure and outlook.

From time-to-time, the Company may form taxable subsidiaries which are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2020 and June 30, 2020, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and CM Finance SPV LLC (“LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Origination, closing, commitment, and amendment fees, purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2020, $523,930 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three months ended September 30, 2019, $162,476 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, one loan was on non-accrual status.

The Company may hold debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $840,327 during the three months ended September 30, 2020. The Company earned PIK interest of $907,777 during the three months ended September 30, 2019.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended September 30, 2020 and September 30, 2019, respectively.

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

Securities that are traded on securities exchanges (including such securities traded in the after hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of September 30, 2020 or June 30, 2020.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least

98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three months ended September 30, 2020 or the three months ended September 30, 2019 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2020 and September 30, 2019, the Company recorded distributions of $2.5 million and $3.4 million, respectively. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2020
Additional paid-in capital	$ (126,635)
Distributable earnings	126,635

The tax character of all distributions paid by the Company during the year ended June 30, 2020 was ordinary income.

At June 30, 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

As of June 30, 2020
Undistributed net investment income	$8,108,113
Accumulated capital gains (losses) and other	(8,189,230)
Capital loss carryover	(43,077,639)
Unrealized appreciation (depreciation)	(46,302,927)
Distributions payable	(2,499,360)

Components of tax distributable earnings at year end	$(91,961,043)

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will be equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Therefore, under the Advisory Agreement, the Capital Gains Fee will not be charged until the fiscal year ending June 30, 2021.

As of September 30, 2020 and June 30, 2020, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

l. Share Repurchase Program

On May 2, 2018, the Company’s board of directors authorized a discretionary repurchase program of up to $5.0 million shares of the Company’s common stock, until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. The share repurchase program expired on May 1, 2020. Under the discretionary repurchase program, the Company could, but was not obligated to, repurchase the outstanding common stock from time to time in the open market provided that the Company complied with the prohibitions under its insider trading policies and procedures and the applicable provisions of the Securities Exchange Act of 1934, as amended.

In addition, any repurchases were conducted in accordance with the 1940 Act. The timing and number of shares repurchased depended on a number of factors, including market conditions and alternative investment opportunities and no assurances were given that any common stock, or any particular amount, would be purchased. The Company retired immediately all shares of common stock purchased in connection with the share repurchase program. During the three months ended September 30, 2020 and the three months ended September 30, 2019, the Company did not repurchase shares of its common stock in the open market. Refer to Note 11 for additional information concerning share repurchases.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The key provisions of ASU 2018-13 include new, eliminated and modified disclosure requirements. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2018-13 effective July 1, 2020. The adoption of this accounting standard had no material effect on the Company’s consolidated financial statements.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2020 and September 30, 2019, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended September 30,
	2020	2019
Investment purchases, at cost (including PIK interest)	$14,189,320	$21,190,459
Investment sales and repayments	24,396,873	21,499,786

The composition of the Company’s investments as of September 30, 2020, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$251,736,705	81.84%	$229,543,566	87.84%
Unitranche First Lien Debt Investment	11,509,447	3.74	10,933,975	4.18
Senior Secured Second Lien Debt Investments	24,366,432	7.92	14,032,590	5.37
Equity, Warrants and Other Investments	19,971,588	6.50	6,823,243	2.61

Total	$307,584,172	100.00%	$261,333,374	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,277,090	11.97%
Construction & Engineering	30,192,311	11.55
Energy Equipment & Services	26,319,875	10.07
Trading Companies & Distributors	24,867,100	9.52
Containers & Packaging	16,656,507	6.37
Diversified Telecommunication Services	14,885,022	5.70
Commercial Services & Supplies	11,967,198	4.58
Retail	11,568,017	4.43
Internet & Direct Marketing Retail	10,509,784	4.02
Distributors	9,628,500	3.68
Internet Software & Services	9,038,344	3.46
Airlines	8,951,250	3.43
Consumer Finance	8,404,513	3.22
Auto Components	6,260,341	2.40
Software	5,899,991	2.26
Specialty Retail	5,626,211	2.15
Household Durables	4,962,188	1.90
Construction Materials	4,664,750	1.78
Media	4,584,686	1.75
Road & Rail	4,321,897	1.65
Hotels, Restaurants & Leisure	3,846,750	1.47
Chemicals	3,309,433	1.27
IT Services	2,194,120	0.84
Technology Hardware, Storage & Peripherals	1,397,496	0.53
Wireless Telecommunication Services	—	—

Total	$261,333,374	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,056,563	11.48%
Construction & Engineering	30,252,174	11.18
Energy Equipment & Services	29,555,420	10.92
Trading Companies & Distributors	24,586,660	9.09
Media	19,176,144	7.09
Containers & Packaging	16,052,915	5.93
Diversified Telecommunication Services	12,562,817	4.64
Commercial Services & Supplies	12,402,682	4.58
Retail	11,700,000	4.32
Distributors	9,456,000	3.49
Internet Software & Services	9,226,180	3.41
Consumer Finance	9,113,150	3.37
Airlines	9,067,500	3.35
Construction Materials	6,531,518	2.41
Auto Components	6,236,446	2.31
Internet & Direct Marketing Retail	6,193,975	2.29
Specialty Retail	5,641,123	2.08
Household Durables	4,919,063	1.82
Chemicals	4,800,000	1.77
Road & Rail	3,873,349	1.43
Hotels, Restaurants & Leisure	3,846,750	1.42
IT Services	2,964,904	1.10
Technology Hardware, Storage & Peripherals	1,406,376	0.52
Wireless Telecommunication Services	—	—

Total	$270,621,709	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$69,434,536	26.57%
U.S. Midwest	54,671,569	20.92
U.S. Southwest	40,736,127	15.59
U.S. Mid-Atlantic	34,683,941	13.27
U.S. West	25,819,668	9.88
U.S. Southeast	25,818,997	9.88
International	10,168,536	3.89

Total	$261,333,374	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$70,569,020	26.08%
U.S. Midwest	54,134,214	20.00
U.S. Southwest	41,459,752	15.32
U.S. Mid-Atlantic	30,094,344	11.12
International	26,324,304	9.73
U.S. Southeast	25,131,283	9.29
U.S. West	22,908,792	8.46

Total	$270,621,709	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2020, the Company made investments in new and existing portfolio companies of approximately $7.5 million and $4.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2020, the Company made investments of $0.9 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company may enter into derivative contracts as part of its investment strategies.

At September 30, 2020 and June 30, 2020, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$240,477,541	$240,477,541
Senior Secured Second Lien Debt Investments	—	—	14,032,590	14,032,590
Equity, Warrants and Other Investments	—	—	6,823,243	6,823,243

Total Investments	—	—	$261,333,374	$261,333,374

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$237,079,624	$237,079,624
Senior Secured Second Lien Debt Investments	—	—	27,719,133	27,719,133
Equity, Warrants and Other Investments	—	—	5,822,952	5,822,952

Total Investments	—	—	$270,621,709	$270,621,709

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709
Purchases (including PIK interest)	12,766,390	422,930	—	1,000,000	14,189,320
Sales	(9,396,873)	(15,000,000)	—	—	(24,396,873)
Amortization	440,287	423,107	—	—	863,394
Net realized gains (losses)	3,693	—	—	—	3,693
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(415,580)	467,420	—	291	52,131

Fair value at September 30, 2020	$240,477,541	$14,032,590	$—	$6,823,243	$261,333,374

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2020	$(491,696)	$864,095	$—	$291	$372,690

The following table provides a rollforward of Level 3 assets measured at fair value at September 30, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	21,190,459	—	—	—	21,190,459
Sales	(21,499,786)	—	—	—	(21,499,786)
Amortization	503,382	60,560	—	—	563,942
Net realized gains (losses)	31,073	—	—	—	31,073
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,931,474)	(1,540,560)	—	(1)	(4,472,035)

Fair value at September 30, 2019	$246,529,283	$55,675,363	$—	$—	$302,204,646

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2019	$(2,929,667)	$(1,540,560)	$—	$(1)	$(4,470,228)

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the three months ended September 30, 2020 and September 30, 2019. Changes in unrealized gains (losses) are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Unaudited Consolidated Statements of Operations.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2020 and June 30, 2020. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$184,254,399	Yield Analysis	Market Yields	9.0%	6.0% - 13.8%
Senior Secured First Lien Debt Investments	33,185,614	Enterprise Value Waterfall	EBITDA Multiple	13.0x	3.3x - 22.7x
Senior Secured First Lien Debt Investments	6,600,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	5,503,553	Broker Quoted	Broker Quoted	N/A	N/A
Unitranche First Lien Debt Investments	10,933,975	Yield Analysis	Market Yields	11.6%	11.6% - 11.6%
Senior Secured Second Lien Debt Investments	7,040,000	Yield Analysis	Market Yields	16.5%	16.5% - 16.5%
Senior Secured Second Lien Debt Investments	6,992,590	Enterprise Value Waterfall	EBTDA Multiple	16.2x	9.6x - 22.7x
Equity, Warrants and Other Investments	999,991	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	5,823,252	Enterprise Value Waterfall	EBITDA Multiple	0.0x	0.0x - 0.0x

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$87,561,187	Yield Analysis	Market Yields	9.7%	6.2% - 14.1%
Senior Secured First Lien Debt Investments	46,102,876	Market Comparable Approach	Comparable Multiple	23.1x	4.0x - 50.1x
Senior Secured First Lien Debt Investments	56,556,621	Loan to Value	EBITDA Multiple	10.3x	6.2x - 15.4x
Senior Secured First Lien Debt Investments	13,323,250	Broker Quoted	Broker Quoted	N/A	N/A
Senior Secured First Lien Debt Investments	10,951,590	Enterprise Value	EBITDA Multiple	5.9x	4.5x - 7.3x
Senior Secured First Lien Debt Investments	9,848,588	Recovery Analysis	Recoverable Amount	N/A	N/A
Senior Secured First Lien Debt Investments	2,022,063	Recent Transaction	Recent Transaction	N/A	N/A
Unitranche First Lien Debt Investments	10,713,449	Market Comparable Approach	Comparable Multiple	13.4x	4.8x - 22.0x
Senior Secured Second Lien Debt Investments	15,000,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured Second Lien Debt Investments	7,040,000	Market Comparable Approach	Comparable Multiple	11.0x	8.1x - 13.8x
Senior Secured Second Lien Debt Investments	5,679,133	Recovery Analysis	Recoverable Amount	N/A	N/A
Equity, Warrants and Other Investments	5,620,758	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	202,194	Enterprise Value	EBITDA Multiple	0.0x	0.0x - 0.0x

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017, November 20, 2017, June 21, 2019 and September 30, 2020, the Company, through SPV, entered into a $122.0 million financing transaction (the “Term Financing”) due December 5, 2021 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. On June 21, 2019, the Company amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. The Company subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bear interest with respect to the $102.0 million (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021.

As of September 30, 2020 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, the Company entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, the Company amended the Revolving Financing to reduce the size of the facility to $30.0 million. On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of September 30, 2020 and June 30, 2020, there were $14.0 million and $30.0 million in borrowings outstanding under the Revolving Financing, respectively.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2020 and June 30, 2020, the fair value of the Notes Payable was estimated at $116.0 million and $132.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

As of September 30, 2020 and June 30, 2020, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $51.4 million, respectively, and had an estimated fair value of $46.0 million and $44.9 million, respectively, based on the closing price as of September 30, 2020 and June 30, 2020, respectively, as traded on NASDAQ. The Company concluded that this was a Level 2 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2020, SPV and LLC had aggregate assets of $205.8 million, which included $201.0 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $4.8 million in cash held by the trustees of the Term Financing and the Revolving Financing (together, the “Financing Facilities”). As of June 30, 2020, SPV and LLC had aggregate assets of $223.3 million, which included $219.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.9 million in cash held by the trustee of the Term Financing. For the three months ended September 30, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $118.8 million and 3.66%, respectively. For the three months ended September 30, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $137.9 million and 4.94%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 26, 2020	September 24, 2020	September 25, 2020	October 15, 2020	$0.1500	1st 2021
August 26, 2020*	September 24, 2020	September 25, 2020	October 15, 2020	$0.0300	1st 2021

*	Supplemental distribution

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$563,737	$—	0.5%	9/30/21
Altern Marketing, LLC	1,247,332	—	0.5%	10/7/24
Deluxe Entertainment Services Group	800,000	—	0.0%	11/30/20

Total Unfunded Commitments	$2,611,069	$—

The following table details the unfunded commitments as of June 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	120,845	—	—	9/19/22
Altern Marketing, LLC	1,370,249	—	0.5%	10/7/24
Limbach Holdings Inc	5,769,230	—	2.0%	4/12/24

Total Unfunded Commitments	$7,854,383	$—

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

For the three months ended September 30, 2020, $1,220,772 in Base Management Fees were earned by the Adviser, of which $112,971 was waived. As of September 30, 2020, $2,304,739 of such fees were payable. For the three months ended September 30, 2019, $1,355,078 in Base Management Fees were earned by the Adviser, of which $44,183 was waived. As of September 30, 2019, $436,965 of such fees were payable.

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

For the three months ended September 30, 2020, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income. As of September 30, 2020, $58,673 of Income-Based Fees are currently payable to the Adviser and $649,123 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2019, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income. As of September 30, 2019, $540,557 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

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

As of September 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $354,000 under the Administration Agreement for the three months ended September 30, 2020. The Company incurred costs of $352,000 under the Administration Agreement for the three months ended September 30, 2019.

As of September 30, 2020 and June 30, 2020, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement and the Prior Administration Agreement, respectively.

Stock Purchase Agreement

The Company is party to the Stock Purchase Agreement with Investcorp BDC, pursuant to which, Investcorp BDC is required by August 30, 2021, to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

As of September 30, 2020, Investcorp BDC had purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of September 30, 2020, Investcorp BDC had purchased 281,775 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies. The Company has applied for a new exemptive relief order which, if granted, would supersede the Exemptive Relief and would permit the Company greater flexibility to enter into co-investment transactions. There can be no assurance that the Company will obtain such new exemptive relief from the SEC.

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

Note 8. Directors’ Fees

Each of the Company’s independent directors receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three months ended September 30, 2020, the Company recorded directors’ fees of $76,625, of which $21,684 were payable at September 30, 2020. For the three months ended September 30, 2019, the Company recorded directors’ fees of $82,500, of which $75,480 were payable at September 30, 2019.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended September 30,
	2020	2019
Net increase (decrease) in net assets resulting from operations	$2,802,317	$(906,552)
Weighted average shares of common stock outstanding	13,893,725	13,625,279
Basic/diluted net increase (decrease) in net assets from operations per share	$0.20	$(0.07)

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

Note 10. Distributions

The following table reflects the cash dividend distributions per share that the Company declared and/or paid to its stockholders since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300

#	Special distribution
*	Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended September 30, 2020 and September 30, 2019:

	Three months ended September 30,
	2020		2019
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$2,501,034	100%	$3,406,383	100%
Long-term capital gains	—	—	—	—

Total	$2,501,034	100%	$3,406,383	100%

Note 11. Share Repurchase Program

As described in Note 2, the Company previously had a share repurchase program under which the Company could repurchase up to $5.0 million shares of its common stock until the earlier of (i) May 1, 2019 or (ii) the repurchase of $5.0 million in aggregate amount of its common stock unless extended by the Company’s board of directors. On May 1, 2019, the Company’s board of directors extended the share repurchase program until the earlier of (i) May 1, 2020 or (ii) the repurchase of $5.0 million in aggregate amount of the common stock. On May 1, 2020, the share repurchase program expired. During the three months ended September 30, 2019, the Company did not repurchase shares of its common stock on the open market.

Note 12. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2020 and September 30, 2019.

	Three months ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,885,335	$202,450,906	13,619,690	$199,947,288
Reinvestments of stockholder distributions	9,300	32,955	5,843	40,851
Retirement of repurchased shares	—	—	—	—

Balance at end of period	13,894,635	$202,483,861	13,625,533	$199,988,139

Note 13. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the three months ended September 30,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$7.79	$10.51
Net investment income	0.20	0.26
Net realized and unrealized gains (losses)	—	(0.33)

Net increase (decrease) in net assets resulting from operations	0.20	(0.07)
Capital transactions(2)
Share repurchases	—	—
Dividends from net investment income	(0.18)	(0.25)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.18)	(0.25)
Offering costs	—	—

Net asset value, end of period	$7.81	$10.19

Market value per share, end of period	$3.63	$6.65
Total return based on market value(3)(4)	10.21%	(9.35)%
Shares outstanding at end of period	13,894,635	13,625,533
Ratio/Supplemental Data:
Net assets, at end of period	$108,459,233	$138,811,806
Ratio of total expenses to average net assets(5)	15.87%	14.36%
Ratio of net expenses to average net assets(5)	15.45%	14.36%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	7.25%	7.28%
Ratio of net investment income before fee waiver to average net assets	9.63%	10.10%
Ratio of net investment income after fee waiver to average net assets	10.05%	10.10%
Total Notes Payable	167,375,000	175,547,551
Asset Coverage Ratio(6)	1.65	1.79
Portfolio Turnover Rate(4)	5%	7%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Note 14. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2020 and September 30, 2019:

	For the three months ended September 30,
	2020	2019
Loan Amendment/Consent Fee	$43,060	$80,395

Other Fee Income	$43,060	$80,395

Note 15. Tax Information

As of September 30, 2020, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$307,584,172

Gross unrealized appreciation	1,288,954
Gross unrealized depreciation	(47,539,752)

Net unrealized investment depreciation	$(46,250,798)

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

Subsequent to September 30, 2020 through November 6, 2020, the Company invested $5.4 million in one new portfolio company and one existing portfolio company and received $10.2 million in repayment or sales proceeds.

The Company’s dividend framework provides a quarterly base dividend and is supplemented (when applicable) by additional dividends determined by the level of earnings on a net investment income basis relative to the base dividend level.

On November 3, 2020, the Company’s board of directors declared a distribution for the quarter ended December 31, 2020 of $0.15 per share payable on January 4, 2021 to stockholders of record as of December 10, 2020 and a supplemental distribution of $0.03 per share, payable on January 4, 2021, to stockholders of record as of December 10, 2020.

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

Overview

Investcorp Credit Management BDC, Inc. (“CMFN,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). On August 30, 2019, we changed our name from CM Finance Inc. to Investcorp Credit Management BDC, Inc.

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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed by the Cyrus Funds and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $13.1 billion as of June 30, 2020. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

As of September 30, 2020, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of September 30, 2020, Investcorp BDC had purchased 281,775 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2020, we had no Taxable Subsidiaries. At June 30, 2020, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. We have applied for a new exemptive relief order which, if granted, would supersede the Exemptive Relief and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.

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

As of September 30, 2020, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2020, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2020, we had one investment on non-accrual status, 1888 Industrial Services, LLC – Term B, which represented approximately 0.5% of our portfolio at fair value. As of June 30, 2020, we had no investments on non-accrual status.

Financing Facilities

We have, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing is collateralized by a portion of the debt investments in our portfolio. On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. We subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bear interest with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021.

As of September 30, 2020 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, we entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, we amended the Revolving Financing to reduce the size of the Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of September 30, 2020, there were $14.0 million borrowings outstanding under the Revolving Financing. As of June 30, 2020, there were $30.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2020 and June 30, 2020, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and 51.4 million, respectively, and had an estimated fair value of $46.0 million and $44.9 million, respectively, based on the closing price as of September 30, 2020 and June 30, 2020, respectively, as traded on NASDAQ.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2020 and June 30, 2020, approximately 5.75% and 10.75% of our total assets were non-qualifying assets, respectively.

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

At September 30, 2020, our investment portfolio of $261.3 million (at fair value) consisted of debt and equity investments in 38 portfolio companies, of which 87.8% were first lien investments, 5.4% were second lien investments, 4.2% were unitranche loans, and 2.6% were in equities, warrants and other positions. At September 30, 2020, our average and largest portfolio company investment at fair value was $6.9 million and $14.9 million, respectively.

At June 30, 2020, our investment portfolio of $270.6 million (at fair value) consisted of debt and equity investments in 38 portfolio companies, of which 83.6% were first lien investments, 10.2% were second lien investments, 4.0% were unitranche loans and 2.2% were in equities, warrants, and other positions. At June 30, 2020, our average and largest portfolio company investment at fair value was $7.1 million and $15.0 million, respectively.

As of September 30, 2020 and June 30, 2020, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.36% and 9.58% respectively. As of September 30, 2020 and June 30, 2020, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 8.75% and 9.01%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At September 30, 2020 and June 30, 2020, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at September 30, 2020	Percentage of Total Portfolio at June 30, 2020
Professional Services	11.97%	11.48%
Construction & Engineering	11.55	11.18
Energy Equipment & Services	10.07	10.92
Trading Companies & Distributors	9.52	9.09
Containers & Packaging	6.37	5.93
Diversified Telecommunication Services	5.70	4.64
Commercial Services & Supplies	4.58	4.58
Retail	4.43	4.32
Internet & Direct Marketing Retail	4.02	2.29
Distributors	3.68	3.49
Internet Software & Services	3.46	3.41
Airlines	3.43	3.35
Consumer Finance	3.22	3.37
Auto Components	2.40	2.31
Software	2.26	—
Specialty Retail	2.15	2.08
Household Durables	1.90	1.82
Construction Materials	1.78	2.41
Media	1.75	7.09
Road & Rail	1.65	1.43
Hotels, Restaurants & Leisure	1.47	1.42
Chemicals	1.27	1.77
IT Services	0.84	1.10
Technology Hardware, Storage and Peripherals	0.53	0.52
Wireless Telecommunication Services	—	—

	100.00%	100.00%

During the three months ended September 30, 2020, we added 4 new investments totaling approximately $12.5 million. Two of these investments were in new portfolio companies. Of the new investments, 92.0% consisted of first lien investments.

At September 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2020, we had three investments with aggregate unfunded commitments of $2.6 million, and as of June 30, 2020, we had four investments with aggregate unfunded commitments of $7.9 million.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of September 30, 2020			As of June 30, 2020
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$10,291,725	3.9%	2	$25,254,600	9.3%	3
2	175,816,250	67.3	33	162,252,467	60.0	30
3	55,121,864	21.1	12	64,792,766	23.9	16
4	7,892,431	3.0	1	9,848,588	3.7	3
5	12,211,104	4.7	6	8,473,288	3.1	3

Total	$261,333,374	100.00%	54	$270,621,709	100.00%	55

Results of Operations

Comparison of the three months ended September 30, 2020 and September 30, 2019

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2020 decreased to $7.0 million from $8.6 million for the three months ended September 30, 2019, primarily related to a decrease in investments of income producing companies.

Expenses

Total expenses for the three months ended September 30, 2020 decreased to $4.2 million, compared to $5.0 million for the three months ended September 30, 2019, primarily due to a decrease in interest expenses related to a lower LIBOR rate on the Financing Facilities and a lower management fee because of lower assets during the period.

Net investment income

Net investment income decreased to $2.7 million for the three months ended September 30, 2020 from $3.5 million for the three months ended September 30, 2019, primarily due to a decrease in expenses and investment income during the same periods.

Net realized gain or loss

Net realized gains on investments totaled $0.0 million for the three months ended September 30, 2020. Net realized gains on investments totaled $0.0 million for the three months ended September 30, 2019.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $0.1 million for the three months ended September 30, 2020, primarily due to the increase in value of Bioplan USA, Inc, Premiere Global Services, Inc. and CB URS Holdings Corporation, which was offset by a decrease in the value of 1888 Industrial Services – Term B.

During the three months ended September 30, 2019, we recorded a net change in unrealized depreciation of $4.5 million primarily due to the decrease in value of 4L Technologies Inc, Premiere Global Services, Inc, 1888 Industrial Services LLC, and Exela Intermedia LLC, which was offset by an increase in the value of Montreign Operating Company, LLC.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2020, our unrestricted cash balance decreased by $6.4 million. During that period, cash increased by $13.1 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $12.5 million, offset by sales of investments of $24.4 million in portfolio companies. During the same period, cash from financing activities decreased by $18.5 million, consisting primarily of $2.5 million of distributions paid to our stockholders, and repayments of $16.0 million from borrowings under the Financing Facilities.

Capital resources

As of September 30, 2020, we had $8.4 million of cash as well as $6.5 million in restricted cash and $6.0 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2023 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended September 30, 2020 under the Advisory Agreement, $1,220,772 in Base Management Fees were earned by the Adviser, of which $112,971 was waived. As of September 30, 2020, $2,304,739 was payable. For the three months ended September 30, 2019 under the Advisory Agreement, $1,355,078 in Base Management Fees were earned by the Adviser, of which $44,183 was waived. As of September 30, 2019, $436,965 was payable.

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

For the three months ended September 30, 2020, we incurred no Income-Based Fees. As of September 30, 2020, $58,673 of Income-Based Fees are currently payable to the Adviser and $649,123 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2019, we incurred no Income-Based Fees. As of September 30, 2019, no Income-Based Fees are currently payable to the Adviser and $556,428 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

As of September 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of September 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020, our off-balance sheet arrangements consisted of $2.6 million in unfunded commitments to three of our portfolio companies. As of June 30, 2020, our off-balance arrangements consisted of $7.9 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended September 30, 2020 through November 6, 2020, we invested $5.4 million in one new portfolio company and one existing portfolio company and received $10.2 million in repayment or sales proceeds.

On November 3, 2020, our board of directors declared a distribution for the quarter ended December 31, 2020 of $0.15 per share payable on January 4, 2021 to stockholders of record as of December 10, 2020 and a supplemental distribution of $0.03 per share, payable on January 4, 2021, to stockholders of record as of December 10, 2020.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2020, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2020, a 1.00% increase in interest rates would increase our net interest income by approximately 12.9% and a 2.00% increase in interest rates would increase our net interest income by approximately 25.7%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2020, which was filed with the SEC on September 22, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

We have been, and will continue to be, adversely impacted by the outbreak of COVID-19 and a potential worsening of the pandemic.

The COVID-19 pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the United States, and significant volatility and disruption of financial markets. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). The pandemic had a significant adverse impact on us during the third fiscal quarter of 2020, the fourth fiscal quarter of 2020, the first fiscal quarter of 2021 and continues to have an adverse impact on us during the second fiscal quarter of 2021. As the continued impact of the COVID-19 pandemic is difficult to predict, the extent to which the COVID-19 pandemic could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect our and our portfolio companies’ operating results.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws(1)
10.1	Third Amended and Restated Revolving Credit Note Agreement by and among the Company, CM SPV, UBS, and U.S. Bank, as Revolving Credit Note Agent and Trustee(3)
10.2	Eighth Supplemental Indenture with an attached Eighth Amended and Restated Indenture between CM SPV and U.S. Bank(3)
10.3	Amended Confirmation under the GMRA with respect to the Class A-1 Notes, between the Company and UBS(3)
10.4	Confirmation under the GMRA with respect to the Revolving Financing, between the Company and UBS(3)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 5, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2020

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1