Form 10-Q
period 2020-12-31
Investcorp Credit Management BDC, Inc.
filed 2021-02-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market
6.125% Notes due 2023	CMFNL	The NASDAQ Global Select Market

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 8, 2021 was 13,914,872.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2020 (Unaudited)	June 30, 2020
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $303,922,586 and $316,924,638, respectively)	$257,731,578	$270,621,709
Cash	3,771,963	14,876,444
Cash, restricted	4,707,001	5,417,118
Receivable for investments sold	2,033,722	1,576,730
Interest receivable	2,219,364	2,301,641
Payment-in-kind interest receivable	532,680	514,643
Other receivables	427,208	1,135,563
Prepaid expenses and other assets	119,263	350,661

Total Assets	$271,542,779	$296,794,509

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	4,000,000	30,000,000
2023 Notes payable	51,375,000	51,375,000
Deferred debt issuance costs	(870,365)	(1,042,497)

Notes payable, net	156,504,635	182,332,503
Dividend payable	2,503,272	2,499,360
Income-based incentive fees payable	649,122	707,796
Base management fees payable	1,095,082	1,196,937
Interest payable	977,229	1,000,452
Directors’ fees payable	23,809	24,559
Accrued expenses and other liabilities	718,316	907,907

Total Liabilities	162,471,465	188,669,514
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,907,064 and 13,885,335 shares issued and outstanding, respectively)	13,907	13,885
Additional paid-in capital	200,850,429	200,779,949
Distributable earnings (loss)	(91,793,022)	(92,668,839)

Total Net Assets	109,071,314	108,124,995

Total Liabilities and Net Assets	$271,542,779	$296,794,509

Net Asset Value Per Share	$7.84	$7.79

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Investment Income:
Interest income	$5,823,345	$7,741,904	$11,910,939	$15,312,166
Payment in-kind interest income	891,417	1,454,214	1,731,744	2,361,991
Other fee income	373,004	235,331	416,064	315,726

Total investment income	7,087,766	9,431,449	14,058,747	17,989,883

Expenses:
Interest expense	1,837,775	2,533,278	3,819,500	4,885,023
Base management fees	1,189,440	1,369,983	2,410,212	2,725,061
Income-based incentive fees	—	851,842	—	851,842
Provision for tax expense	5,780	10,018	5,780	10,018
Professional fees	319,725	390,107	639,450	699,960
Allocation of administrative costs from advisor	354,000	330,000	708,000	682,000
Amortization of deferred debt issuance costs	—	195,377	—	390,754
Insurance expense	108,186	83,761	216,372	167,523
Directors’ fees	78,625	22,500	155,250	105,000
Custodian and administrator fees	63,822	77,597	129,749	207,469
Offering expense	86,906	85,604	172,133	137,354
Other expenses	119,828	120,590	245,100	276,860

Total expenses	4,164,087	6,070,657	8,501,546	11,138,864
Waiver of base management fees	(94,359)	(57,852)	(207,330)	(102,035)
Waiver of income-based incentive fees	—	(336,619)	—	(336,619)

Net expenses	4,069,728	5,676,186	8,294,216	10,700,210

Net investment income	3,018,038	3,755,263	5,764,531	7,289,673

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	—	25,285	3,693	56,358
Net change in unrealized appreciation (depreciation) in value of investments	59,768	(813,105)	111,899	(5,285,140)

Total realized and unrealized gain (loss) on investments	59,768	(787,820)	115,592	(5,228,782)

Net increase (decrease) in net assets resulting from operations	$3,077,806	$2,967,443	$5,880,123	$2,060,891

Basic and diluted:
Net investment income per share	$0.22	$0.27	$0.41	$0.53
Earnings per share	$0.22	$0.22	$0.42	$0.15
Weighted average shares of common stock outstanding	13,905,173	13,668,027	13,899,449	13,646,653
Distributions paid per common share	$0.18	$0.25	$0.36	$0.50

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended December 31,
	2020	2019
Net assets at beginning of period	$108,459,233	$138,811,806
Increase (decrease) in net assets resulting from operations:
Net investment income	3,018,038	3,755,263
Net realized gain/(loss) on investments	—	25,285
Net change in unrealized appreciation (depreciation) on investments	59,768	(813,105)

Net increase (decrease) in net assets resulting from operations	3,077,806	2,967,443
Stockholder distributions:
Distributions from net investment income	(2,503,272)	(3,437,133)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,503,272)	(3,437,133)
Capital transactions:
Issuance of common shares ($0 and $113,500, respectively)	—	1,156,565
Reinvestments of stockholder distributions	37,547	58,633

Net increase (decrease) in net assets resulting from capital transactions	37,547	1,215,198

Net increase (decrease) in net assets	612,081	745,508

Net assets at end of period	$109,071,314	$139,557,314

	For the six months ended December 31,
	2020	2019
Net assets at beginning of year	$108,124,995	$143,083,890
Increase (decrease) in net assets resulting from operations:
Net investment income	5,764,531	7,289,673
Net realized gain/(loss) on investments	3,693	56,358
Net change in unrealized appreciation (depreciation) on investments	111,899	(5,285,140)

Net increase (decrease) in net assets resulting from operations	5,880,123	2,060,891
Stockholder distributions:
Distributions from net investment income	(5,004,306)	(6,843,516)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(5,004,306)	(6,843,516)
Capital transactions:
Issuance of common shares ($0 and $113,500, respectively)	—	1,156,565
Reinvestments of stockholder distributions	70,502	99,504

Net increase (decrease) in net assets resulting from capital transactions	70,502	1,256,069

Net increase (decrease) in net assets	946,319	(3,526,556)

Net assets at end of period	$109,071,314	$139,557,334

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$5,880,123	$2,060,891

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(30,884,953)	(60,014,116)
Dividends received	—	—
Payment in-kind interest	(1,724,116)	(1,973,841)
Sales and repayments of investments	47,120,176	59,421,100
Net realized (gain) loss on investments	(3,693)	(56,358)
Net change in unrealized (appreciation) depreciation on investments	(111,899)	5,285,140
Amortization of discount/premium on investments	(1,505,384)	(1,224,538)
Amortization of deferred debt issuance costs	172,132	390,754
Net (increase) decrease in operating assets:
Interest receivable	82,277	908,892
Payment-in-kind interest receivable	(18,037)	(388,150)
Receivable for investments sold	(456,992)	(4,596,833)
Other receivables	708,355	—
Prepaid expenses and other assets	231,398	150,225
Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	(2,146,343)
Interest payable	(23,223)	409,514
Accrued provision for income taxes	—	(13,778)
Directors fees payable	(750)	(80,408)
Accrued expenses and other liabilities	(189,591)	(34,488)
Base management fees payable	(101,855)	1,312,131
Income-based incentive fees payable	(58,674)	515,222

Net cash provided by (used in) operating activities	19,115,294	(74,984)

Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(388,310)
Issuance of common shares	—	1,156,565
Distributions to stockholders	(4,929,892)	(6,711,802)
Proceeds from 2023 Notes	—	16,875,000
Proceeds from borrowing on revolving credit facility	—	8,020,881
Repayments of borrowing on revolving credit facility	(26,000,000)	(19,047,551)

Net cash provided by (used in) financing activities	(30,929,892)	(95,217)

Net change in cash	(11,814,598)	(170,201)

Cash:
Cash and restricted cash at beginning of year	20,293,562	26,296,182

Cash and restricted cash at end of period	$8,478,964	$26,125,981

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,842,723	$4,475,510
Cash paid for taxes	$5,780	$23,797
Issuance of shares pursuant to Dividend Reinvestment Plan	$70,502	$99,504
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments

(Unaudited)

December 31, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,564,897	$5,564,897	$5,564,897	5.10%
1888 Industrial Services, LLC – Term B(4)(10)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC – Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.62%
1888 Industrial Services, LLC – Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	1,958,365	1.80%
4L Technologies Inc	Technology Hardware, Storage & Peripherals	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,223,612	1,223,612	1,174,668	1.08%
ACProducts, Inc.	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,906,250	4,999,533	4,930,781	4.52%
Adaptive Spectrum and Signal Alignment	Software	3M L + 9.50% (1.50% Floor)	12/2/2020	11/30/2025	7,500,000	7,277,720	7,275,000	6.67%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	5,000,000	4,904,684	4,900,000	4.49%
Alta Equipment Group, Inc	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,700,000	7,463,857	7,584,500	6.95%
Altern Marketing, LLC –Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	1,384,247	1,357,931	1,377,325	1.26%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	8,485,973	8,393,743	8,443,543	7.74%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	8,470,000	8,297,951	8,385,300	7.69%
Bioplan USA, Inc.	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,367,102	10,401,686	9.54%
BW Gas & Convenience	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	4,434,477	4,326,157	4,434,476	4.07%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,031,418	7,961,390	7.30%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,762,529	4,721,048	4,429,152	4.06%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,800,443	9,726,084	9,604,434	8.81%
Deluxe Toronto Ltd.(7)(11)	Media	1M L + 5.50% (1.00% Floor)	6/29/2018	6/30/2021	1,193,948	1,193,919	482,355	0.44%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	12,680,455	12,500,864	11,666,018	10.70%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 3.25% (0.00% Floor)	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.53%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,435,562	5,465,129	1,902,447	1.74%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	935,059	310,000	0.28%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,319,000	5,230,532	5,212,620	4.78%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,065,064	2,058,000	1.89%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 1% + 3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	5,400,000	5,307,814	5,400,000	4.95%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 1.00% + 7.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	4,919,025	4,919,025	3,246,557	2.98%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK (1.00% Floor)	3/26/2018	6/30/2023	11,743,766	11,743,766	11,391,453	10.44%
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	9,925,000	9,753,884	9,875,375	9.05%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 4.00%	11/8/2019	10/25/2022	4,750,000	4,431,014	4,465,000	4.09%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,950,000	4,864,724	4,653,000	4.27%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

December 31, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	$7,222,695	$7,044,878	$7,222,695	6.62%
Klein Hersh LLC	Professional Services	1M L + 8.00% (0.75% Floor)	11/16/2020	11/25/2025	5,000,000	4,950,972	4,950,000	4.54%
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,183,750	6,137,074	6,183,750	5.67%
Limbach Holdings Inc(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,000,000	8,950,520	9,000,000	8.25%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,500,000	9,301,320	9,215,000	8.45%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,024,238	6,096,518	5.59%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	11,788,087	11,684,324	11,552,325	10.59%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,113,949	9,789,191	6,270,649	5.75%
ProFrac Services, LLC	Energy Equipment & Services	6M L + 7.50% (1.25% Floor)	9/7/2018	9/7/2023	7,794,391	7,761,561	7,404,671	6.79%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,437,500	9,314,781	8,682,500	7.96%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	572,659	572,659	1,160,595	1.06%
Veregy Consolidated, Inc.	Commercial Services & Supplies	1M L + 6.00% (1.00% Floor)	11/2/2020	10/31/2027	5,000,000	4,853,353	4,850,000	4.45%

Total Senior Secured First Lien Debt Investments					268,438,571	259,132,006	236,202,615	216.56%

Senior Secured Second Lien Debt Investments
Premiere Global Services, Inc.(3)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	17,074,499	16,894,836	5,976,075	5.48%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,924,179	6,640,000	6.09%

Total Senior Secured Second Lien Debt Investments					25,074,499	24,819,015	12,616,075	11.57%

1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	170,691	—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	17,990	0.02%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	386,926	0.35%
Advanced Solutions International Preferred Stock	Software				888,170	1,000,000	999,991	0.92%
Fusion Connect Inc. Common Stock(9)	Internet Software & Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(9)	Internet Software & Services				202,171	2,814,455	2,022	0.00%
Limbach Holdings, Inc.(Warrants)(9)	Construction & Engineering			4/12/2024	1	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Techniplas LLC Common Stock(9),(10)	Auto Components				540,126	12,231,541	7,505,958	6.88%

Total Equity, Warrants and Other Investments					1,801,606	19,971,587	8,912,888	8.17%

Total Non-Controlled/Non-Affiliates					$295,314,676	$303,922,608	$257,731,578	236.30%

Liabilities in excess other assets							(148,660,264)	(136.30)%

Net Assets							$109,071,314	100.00%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

December 31, 2020

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “ Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	First Lien Unitranche Last Out Investment, which accounts for 4.42% of our investment portfolio at fair value.

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 5.10% of total assets.

(8)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(9)	Securities are non-income producing.

(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

(11)	Classified as non-accrual asset.

1M L — 1-month LIBOR (0.14% as of December 31, 2020)

2M L — 2-month LIBOR (0.19% as of December 31, 2020)

3M L — 3-month LIBOR (0.24% as of December 31, 2020)

6M L — 6-month LIBOR (0.26% as of December 31, 2020)

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,398,087	$5,398,087	$5,398,087	4.99%
1888 Industrial Services, LLC – Term B(4)(10)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	2,794,155	2.58%
1888 Industrial Services, LLC – Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.63%
1888 Industrial Services, LLC – Term D(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/19/2019	9/19/2020	104,607	104,607	104,607	0.10%
1888 Industrial Services, LLC – Term E(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	10/18/2019	9/19/2020	469,381	469,381	469,381	0.43%
1888 Industrial Services, LLC –Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,928,042	1,928,042	1,928,042	1.78%
4L Technologies Inc.	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,229,925	1,229,925	1,186,877	1.10%
ACProducts, Inc.	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,968,750	5,071,498	4,919,063	4.55%
Alta Equipment Group, Inc.	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,900,000	7,637,767	7,663,000	7.09%
Altern Marketing, LLC – Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	1,261,330	1,235,014	1,236,103	1.14%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	5,059,053	5,014,210	4,957,872	4.59%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/22/2024	9,395,000	9,191,666	9,113,150	8.43%
Bioplan USA, Inc	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	9/23/2021	13,552,685	13,246,307	9,486,879	8.77%
BW Gas & Convenience	Specialty Retail	1M L + 6.25% (1.00% Floor)	3/9/2020	11/18/2024	5,815,591	5,652,965	5,641,123	5.22%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,007,703	7,961,390	7.36%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,841,686	4,794,839	3,873,349	3.58%
Cook & Boardman Group, LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,850,000	9,769,324	9,456,000	8.75%
Deluxe Toronto Ltd.(7)	Media	1M L + 5.80% (1.00% Floor)	6/29/2018	6/30/2021	4,913,111	4,902,911	4,176,144	3.86%
Empire Office Inc.	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	13,055,455	12,846,896	12,402,682	11.47%
Empire Resorts, Inc.	Hotels, Restaurants & Leisure	3M L + 2.25%	3/23/2020	3/22/2021	3,846,750	3,846,750	3,846,750	3.55%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,588,676	5,622,832	2,514,904	2.33%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	924,540	450,000	0.42%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,346,000	5,250,683	5,132,160	4.75%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,062,553	2,016,000	1.86%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	5,700,000	5,593,377	5,700,000	5.27%
Fusion Connect Inc. – Take-Back Term Loan	Internet Software & Services	3M L + 8.00% (2.00% Floor)	1/14/2020	7/14/2025	4,748,553	4,748,553	3,323,987	3.07%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK	3/26/2018	6/30/2023	11,277,314	11,277,314	10,713,448	9.91%
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	9,975,000	9,785,941	9,775,500	9.04%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 3.00%	11/8/2019	10/25/2022	4,875,000	4,462,442	4,631,250	4.28%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,975,000	4,883,396	4,676,500	4.32%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,025,879	7,078,241	6.55%
KIK Custom Products Inc.	Chemicals	1M L + 4.00% (1.00% Floor)	3/11/2019	5/15/2023	5,000,000	4,792,021	4,800,000	4.44%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2020

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.625% (1.00% Floor)	9/19/2017	9/19/2022	$6,233,750	$6,173,631	$6,171,413	5.71%
Limbach Holdings, Inc.(5)	Construction & Engineering	1M L + 11.00% (2.00% Floor)	4/11/2019	4/12/2023	9,461,538	9,397,473	9,272,308	8.58%
Northstar Group Services Inc.	Construction & Engineering	3M L + 5.00% (1.00% Floor)	9/5/2019	9/8/2025	4,962,500	4,918,209	4,912,875	4.54%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,750,000	9,525,503	9,067,500	8.39%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,911,616	6,782,657	6,566,035	6.07%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	12,187,500	12,064,697	11,700,000	10.82%
Premiere Global Services, Inc.	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,123,065	9,723,867	6,883,684	6.37%
ProFrac Services LLC	Energy Equipment & Services	6M L + 7.50% (1.25% Floor)	9/7/2018	9/7/2023	8,021,376	7,977,811	7,379,666	6.83%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,562,500	9,427,039	8,988,750	8.31%
RPX Corporation	Professional Services	1M L + 6.00%	6/8/2018	6/19/2024	5,341,725	5,314,868	5,341,725	4.94%
Specialty Building Products Holdings LLC	Construction Materials	1M L + 5.75%	9/25/2018	9/25/2025	1,952,651	1,931,132	1,855,018	1.72%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	542,857	542,857	835,186	0.77%

Total Senior Secured First Lien Debt Investments					269,140,172	259,432,656	237,079,624	219.26%

Senior Secured Second Lien Debt Investments
AP NMT Acquisition BV(7)(8)	Media	3M L + 9.00% (1.00% Floor)	8/12/2014	8/13/2022	15,000,000	14,603,326	15,000,000	13.87%
Premiere Global Services, Inc.(3)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	16,226,093	16,004,515	5,679,133	5.26%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,912,554	7,040,000	6.51%

Total Senior Secured Second Lien Debt Investments					39,226,093	38,520,395	27,719,133	25.64%

Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	170,691	—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	10,494	0.01%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	209,004	0.19%
Fusion Connect Inc., Common Stock(9)	Internet Software & Services				22	306	22	0.00%
Fusion Connect Inc., (Warrants)(9)	Internet Software & Services				202,171	2,814,455	202,171	0.19%
Limbach Holdings, Inc. (Warrants)(9)	Construction & Engineering			4/12/2024	1	—	1	0.00%
PR Wireless, Inc., $0.01 strike (Warrants)(9)	Wireless Telecommunication Services			6/27/2027	201	1,374,009	—	0.00%
Techniplas LLC Common Stock(9)(10)	Auto Components				540,126	12,231,541	5,401,260	5.00%

Total Equity, Warrants and Other Investments					913,436	18,971,587	5,822,952	5.39%

Total Non-Controlled/Non-Affiliates					$309,279,701	$316,924,638	$270,621,709	250.29%

Liabilities in excess other assets							(162,496,714)	(150.29%)

Net Assets							$108,124,995	100.00%

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

December 31, 2020

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”), which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the

“Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser and the Company’s prior administration agreement, respectively. In addition, on August 30, 2019, the Company changed its name from CM Finance Inc to Investcorp Credit Management BDC, Inc.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2020 and June 30, 2020, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, the Company had two loans on non-accrual status, 1888 Industrial Services, LLC – Term B and Deluxe Toronto Ltd., which represented 0.19% of the Company’s portfolio at fair value. As of June 30, 2020, the Company had no loans on non-accrual status.

Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2020, $287,232 and $811,162, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and six months ended December 31, 2019, $236,998 and $399,474, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $891,417and $1,731,744 during the three and six months ended December 31, 2020, respectively. The Company earned PIK interest of $1,454,214 and $2,361,991 during the three and six months ended December 31, 2019, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and six months ended December 31, 2020. The Company earned no PIK dividends during the three and six months ended December 31, 2019.

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

Securities that are traded on securities exchanges (including such securities traded in the after hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2020 or June 30, 2020.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company recorded a provision for taxes of $5,780 for the three and six months ended December 31, 2020 for U.S. federal and state income taxes. At December 31, 2020, we had no Taxable Subsidiaries. At June 30, 2020, we had no Taxable Subsidiaries. The Company recorded a provision for taxes of $10,018 for the three and six months ended December 31, 2019 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2020, the Company recorded distributions of $2.5 million and $5.0 million, respectively. During the three and six months ended December 31, 2019, the Company recorded distributions of $3.4 million and $6.8 million, respectively. The tax character of a portion of these distributions may be return of capital.

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

As of December 31, 2020 and June 30, 2020, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating its effective date for adoption and the impact of the adoption of ASU 2020-04 on the Company’s consolidated financial statements and disclosures, however the impact of the adoption is not expected to be material.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2020 and December 31, 2019, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Investment purchases, at cost (including PIK interest)	$18,419,749	$40,797,499	$32,609,069	$61,987,957
Investment sales and repayments	22,723,303	37,921,314	47,120,176	59,421,100

The composition of the Company’s investments as of December 31, 2020, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$247,388,240	81.40%	$224,811,162	87.23%
Unitranche First Lien Debt Investment	11,743,766	3.86	11,391,453	4.42
Senior Secured Second Lien Debt Investment	24,819,015	8.17	12,616,075	4.89
Equity, Warrants and Other Investments	19,971,587	6.57	8,912,888	3.46

Total	$303,922,608	100.00%	$257,731,578	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$30,942,843	12.01%
Energy Equipment & Services	26,255,503	10.19
Construction & Engineering	24,905,196	9.66
Trading Companies & Distributors	24,730,495	9.60
Commercial Services & Supplies	16,516,018	6.41
Containers & Packaging	16,498,203	6.40
Software	13,174,991	5.11
Diversified Telecommunication Services	12,246,723	4.75
Retail	11,552,326	4.48
Internet & Direct Marketing Retail	9,820,868	3.81
Distributors	9,604,435	3.73
Airlines	9,215,000	3.57
Auto Components	8,666,553	3.36
Internet Software & Services	8,648,578	3.36
Consumer Finance	8,385,300	3.25
Household Durables	4,930,781	1.91
Construction Materials	4,653,000	1.81
Specialty Retail	4,434,477	1.72
Road & Rail	4,429,152	1.72
Hotels, Restaurants & Leisure	3,846,750	1.49
IT Services	2,212,447	0.86
Technology Hardware, Storage & Peripherals	1,579,584	0.61
Media	482,355	0.19
Wireless Telecommunication Services	—	—

Total	$257,731,578	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,056,563	11.48%
Construction & Engineering	30,252,174	11.18
Energy Equipment & Services	29,555,420	10.92
Trading Companies & Distributors	24,586,660	9.09
Media	19,176,144	7.09
Containers & Packaging	16,052,915	5.93
Diversified Telecommunication Services	12,562,817	4.64
Commercial Services & Supplies	12,402,682	4.58
Retail	11,700,000	4.32
Distributors	9,456,000	3.49
Internet Software & Services	9,226,180	3.41
Consumer Finance	9,113,150	3.37
Airlines	9,067,500	3.35
Construction Materials	6,531,518	2.41
Auto Components	6,236,446	2.31
Internet & Direct Marketing Retail	6,193,975	2.29
Specialty Retail	5,641,123	2.08
Household Durables	4,919,063	1.82
Chemicals	4,800,000	1.77
Road & Rail	3,873,349	1.43
Hotels, Restaurants & Leisure	3,846,750	1.42
IT Services	2,964,904	1.10
Technology Hardware, Storage & Peripherals	1,406,376	0.52
Wireless Telecommunication Services	—	—

Total	$270,621,709	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$68,600,305	26.62%
U.S. Midwest	62,345,624	24.19
U.S. Southwest	39,495,603	15.32
U.S. Mid-Atlantic	30,600,944	11.87
U.S. West	25,297,950	9.82
U.S. Southeast	23,638,177	9.17
International	7,752,975	3.01

Total	$257,731,578	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$70,569,020	26.08%
U.S. Midwest	54,134,214	20.00
U.S. Southwest	41,459,752	15.32
U.S. Mid-Atlantic	30,094,344	11.12
International	26,324,304	9.73
U.S. Southeast	25,131,283	9.29
U.S. West	22,908,792	8.46

Total	$270,621,709	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2020, the Company made investments in new and existing portfolio companies of approximately $24.6 million and $4.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2020, the Company made investments of $1.4 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets.

At December 31, 2020 and June 30, 2020, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$236,202,615	$236,202,615
Senior Secured Second Lien Debt Investments	—	—	12,616,075	12,616,075
Equity, Warrants and Other Investments	—	—	8,912,888	8,912,888

Total Investments	—	—	$257,731,578	$257,731,578

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$237,079,624	$237,079,624
Senior Secured Second Lien Debt Investments	—	—	27,719,133	27,719,133
Equity, Warrants and Other Investments	—	—	5,822,952	5,822,952

Total Investments	—	—	$270,621,709	$270,621,709

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709
Purchases (including PIK interest)	30,760,664	848,405	—	1,000,000	32,609,069
Sales	(32,120,110)	(15,000,066)	—	—	(47,120,176)
Amortization	1,055,170	450,214	—	—	1,505,384
Net realized gains (losses)	3,693	—	—	—	3,693
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(576,426)	(1,401,611)	—	2,089,936	111,899

Fair value at December 31, 2020	$236,202,615	$12,616,075	$—	$8,912,888	$257,731,578

Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2020	$(623,039)	$(1,004,937)	$—	$2,089,936	$461,960

The following table provides a rollforward of Level 3 assets measured at fair value as of December 31, 2019:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	61,639,759	348,198	—	—	61,987,957
Sales	(45,421,100)	(14,000,000)	—	—	(59,421,100)
Amortization	918,588	305,950	—	—	1,224,538
Net realized gains (losses)	56,359	—	—	—	56,358
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(3,382,232)	(1,902,907)	—	(1)	(5,285,140)

Fair value at December 31, 2019	$263,047,003	$41,906,604	$—	$—	$304,953,607

Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2019	$(3,302,971)	$(1,714,946)	$—	$(1)	$(5,017,918)

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the three months ended December 31, 2020 and December 31, 2019. Changes in unrealized gains (losses) are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Unaudited Consolidated Statements of Operations.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of December 31, 2020 and June 30, 2020. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of December 31, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$171,913,042	Yield Analysis	Market Yields	9.1%	7.2% - 12.9%
Senior Secured First Lien Debt Investments	33,610,673	Enterprise Value Waterfall	EBITDA Multiple	19.2x	4.3x - 48.5x
Senior Secured First Lien Debt Investments	17,075,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	2,212,447	Broker Quoted	Broker Quoted	N/A	N/A
Unitranche First Lien Debt Investments	11,391,453	Enterprise Value Waterfall	EBITDA Multiple	32.1x	11.4x - 52.7x
Senior Secured Second Lien Debt Investments	12,616,075	Enterprise Value Waterfall	EBTDA Multiple	28.4x	11.8x - 47.1x
Equity, Warrants and Other Investments	8,912,888	Enterprise Value Waterfall	EBITDA Multiple	12.3x	2.3x - 51.3x

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$87,561,187	Yield Analysis	Market Yields	9.7%	6.2% - 14.1%
Senior Secured First Lien Debt Investments	46,102,876	Market Comparable Approach	Comparable Multiple	23.1x	4.0x - 50.1x
Senior Secured First Lien Debt Investments	56,556,621	Loan to Value	EBITDA Multiple	10.3x	6.2x - 15.4x
Senior Secured First Lien Debt Investments	13,323,250	Broker Quoted	Broker Quoted	N/A	N/A
Senior Secured First Lien Debt Investments	10,951,590	Enterprise Value	EBITDA Multiple	5.9x	4.5x - 7.3x
Senior Secured First Lien Debt Investments	9,848,588	Recovery Analysis	Recoverable Amount	N/A	N/A
Senior Secured First Lien Debt Investments	2,022,063	Recent Transaction	Recent Transaction	N/A	N/A
Unitranche First Lien Debt Investments	10,713,449	Market Comparable Approach	Comparable Multiple	13.4x	4.8x - 22.0x
Senior Secured Second Lien Debt Investments	15,000,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured Second Lien Debt Investments	7,040,000	Market Comparable Approach	Comparable Multiple	11.0x	8.1x - 13.8x
Senior Secured Second Lien Debt Investments	5,679,133	Recovery Analysis	Recoverable Amount	N/A	N/A
Equity, Warrants and Other Investments	5,620,758	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	202,194	Enterprise Value	EBITDA Multiple	0.0x	0.0x - 0.0x

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Notes Payable

On May 23, 2013, as amended on June 6, 2013, December 4, 2013, September 26, 2014, July 20, 2015, August 14, 2015, February 28, 2017 and November 20, 2017 and June 21, 2019 and September 30, 2020, the Company, through SPV, entered into a $122.0 million financing transaction (the “Term Financing”) due December 5, 2021 with UBS. The Term Financing is collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”) and pledged as collateral as noted in the Consolidated Schedule of Investments. On June 21, 2019, the Company amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. The Company subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bear interest with respect to the $102.0 million (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021.

As of December 31, 2020 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, the Company amended the Revolving Financing to reduce the size of the facility to $30.0 million. On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of December 31, 2020 and June 30, 2020, there were $4.0 million and $30.0 million in borrowings outstanding under the Revolving Financing, respectively.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At December 31, 2020 and June 30, 2020, the fair value of the Notes Payable was estimated at $106.0 million and $132.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

As of December 31, 2020 and June 30, 2020, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $51.4 million, respectively, and had an estimated fair value of $51.2 million and $44.9 million, respectively, based on the closing price as of December 31, 2020 and June 30, 2020, respectively, as traded on NASDAQ. The Company concluded that this was a Level 2 fair value.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of December 31, 2020, SPV and LLC had aggregate assets of $193.9 million, which included $190.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.3 million in cash held by the trustees of the Term Financing and the Revolving Financing (together, the “Financing Facilities”). As of June 30, 2020, SPV and LLC had aggregate assets of $223.3 million, which included $219.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.9 million in cash held by the trustee of the Term Financing. For the three and six months ended December 31, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $109.5 million and 3.67%, respectively, and $114.1 million and 3.67%, respectively. For the three and six months ended December 31, 2019, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $139.1 million and 4.56%, respectively, and $138.5 million and 4.75%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 26, 2020	September 24, 2020	September 25, 2020	October 15, 2020	$0.1500	1st 2021
August 26, 2020*	September 24, 2020	September 25, 2020	October 15, 2020	$0.0300	1st 2021
November 3, 2020	December 9, 2020	December 10, 2020	January 4, 2021	$0.1500	2nd 2021
November 3, 2020*	December 9, 2020	December 10, 2020	January 4, 2021	$0.0300	2nd 2021

*	Supplemental distribution

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of December 31, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$563,737	$—	0.5%	9/30/21
Altern Marketing, LLC	1,247,332	—	0.5%	10/7/24

Total Unfunded Commitments	$1,811,069	$—

The following table details the unfunded commitments as of June 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	120,845	—	—	9/19/22
Altern Marketing, LLC	1,370,249	—	0.5%	10/7/24
Limbach Holdings Inc	5,769,230	—	2.0%	4/12/24

Total Unfunded Commitments	$7,854,383	$—

Note 7. Agreements and Related Party Transactions

Advisory Agreement

Effective August 30, 2019, or the Commencement Date, the Company became party to the Advisory Agreement with the Adviser. The Advisory Agreement has substantially the same terms as, and replaced, the prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”). The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three and six months ended December 31, 2020, $1,189,440 and $2,410,212 respectively, in Base Management Fees were earned by the Adviser, of which $94,359 and $207,330, respectively, was waived. As of December 31, 2020, $1,095,082 of such fees were payable. For the three and six months ended December 31, 2019, $1,369,983 and $2,725,061, respectively, in Base Management Fees were earned by the Adviser, of which $57,852 and $102,035, respectively, was waived. As of December 31, 2019, $1,312,131 of such fees were payable.

Under the Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee was calculated based on the value of the Company’s Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee is calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

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

For the three and six months ended December 31, 2020, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income. As of December 31, 2020, $1,237 of Income-Based Fees are currently payable to the Adviser and $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2019, the Company incurred $851,842 of incentive fees related to pre-incentive fee net investment income, of which $336,619 was waived. As of December 31, 2019, $757,030 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

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

As of December 31, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $354,000 and $708,000 under the Administration Agreement for the three and six months ended December 31, 2020, respectively. The Company incurred costs of $330,000 and $682,000 under the Administration Agreement for the three and six months ended December 31, 2019, respectively.

As of December 31, 2020 and June 30, 2020, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

As of December 31, 2020, Investcorp BDC had purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of December 31, 2020, Investcorp BDC had purchased 281,775 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

Note 8. Directors’ Fees

Each of the Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Independent Directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent Directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and six months ended December 31, 2020, the Company recorded directors’ fees of $78,625 and $155,250, of which $23,809 were payable at December 31, 2020. For the three and six months ended December 31, 2019, the Company recorded directors’ fees of $22,500 and $105,000, of which $14,832 were payable at December 31, 2019.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$3,077,806	$2,967,443	$5,880,123	$2,060,891
Weighted average shares of common stock outstanding	13,905,173	13,668,027	13,899,449	13,646,653
Basic/diluted net increase (decrease) in net assets from operations per share	$0.22	$0.22	$0.42	$0.15

On March 4, 2020, the Company issued 113,500 shares of the Company’s common stock to Investcorp BDC at a price of $10.15 per share for an aggregate offering price of $1,152,025. On December 4, 2019, the Company issued 113,500 shares of the Company’s common stock to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

The sales of the Company’s common stock to Investcorp BDC were made pursuant to the Stock Purchase Agreement. The issuance of the the Company’s common stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended December 31, 2020. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300

*	Supplemental distribution

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended December 31, 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Declaration Date	Record Date	Payment Date	Amount Per Share
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended December 31, 2020 and December 31, 2019:

	Six months ended December 31,
	2020		2019
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$5,004,306	100%	$6,843,516	100%
Long-term capital gains	—	—	—	—

Total	$5,004,306	100%	$6,843,516	100%

Note 11. Share Transactions

The following table summarizes the total shares for the six months ended December 31, 2020 and December 31, 2019.

	Six months ended December 31,
	2020		2019
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,885,335	$202,450,906	13,619,690	$199,947,288
Issuance of common shares	—	0	113,500	1,156,565
Reinvestments of stockholder distributions	21,729	70,502	15,342	99,504

Balance at end of period	13,907,064	$202,521,408	13,748,532	$201,203,357

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the six months ended December 31,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$7.79	$10.51
Net investment income	0.41	0.52
Net realized and unrealized gains (losses)	—	(0.38)

Net increase (decrease) in net assets resulting from operations	0.41	0.14
Capital transactions(2)
Dividends from net investment income	(0.36)	(0.50)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.36)	(0.50)
Offering costs	—	—

Net asset value, end of period	$7.84	$10.15

Market value per share, end of period	$4.76	$6.70
Total return based on market value(3)(4)	50.32%	(4.81)%
Shares outstanding at end of period	13,907,064	13,748,532
Ratio/Supplemental Data:
Net assets, at end of period	$109,071,314	$139,557,334
Ratio of total expenses to average net assets(5)	15.51%	15.92%
Ratio of net expenses to average net assets(5)	15.13%	15.29%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	6.97%	7.54%
Ratio of net investment income before fee waiver to average net assets	10.14%	9.94%
Ratio of net investment income after fee waiver to average net assets	10.51%	10.42%
Total Notes Payable	$157,375,000	$173,375,000
Asset Coverage Ratio(6)	1.69	1.80
Portfolio Turnover Rate(4)	12%	19%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
(3)

PTotal returns are historical and are calculated by determining the percentage change in the market value with all dividends distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan. Total investment return does not reflect sales load.

(4)	Not annualized.
(5)	Annualized.
(6)

Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Total return is calculated based on a time-weighted rate of return methodology for the stockholders, and is not annualized. Total return is reflected after all investment-related and operating expenses. An individual stockholder’s return may vary from these returns based on the timing of capital transactions. The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period.

The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period. Credit facility related expenses include interest expense and amortization of deferred debt issuance costs.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2020 and December 31, 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Loan Amendment/Consent Fees	$373,004	$235,331	$416,064	$315,726

Other Fee Income	$373,004	$235,331	$416,064	$315,726

Note 14. Tax Information

As of December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$303,922,607

Gross unrealized appreciation	1,745,281
Gross unrealized depreciation	(47,936,310)

Net unrealized investment depreciation	$(46,191,029)

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

Subsequent to the three months ended December 31, 2020 through February 8, 2021, the Company received $2.9 million in repayments.

On February 3, 2021, our board of directors declared a distribution for the quarter ended March 31, 2021 of $0.15 per share payable on April 1, 2021 to stockholders of record as of March 12, 2021 and a supplemental distribution of $0.03 per share, payable on April 1, 2021, to stockholders of record as of March 12, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	the impact of global health pandemics, such as the current novel coronavirus (“COVID-19) pandemic on our or our portfolio companies’ business and the global economy;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC (“Investcorp”) and its affiliates

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	our ability to obtain exemptive relief from the Securities and Exchange Commission (“SEC”); and

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed the Cyrus Funds and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $14.2 billion as of December 31, 2020. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) and recommended that the Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019. The Advisory Agreement has substantially the same terms as, and replaced, the prior investment advisory agreement, dated February 5, 2014, between us and the Adviser.

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

As of December 31, 2020, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of December 31, 2020, Investcorp BDC had purchased 281,775 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

At the Closing, we entered into a new administration agreement with the Adviser (the “Administration Agreement”). Under the Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services. The terms of the Administration Agreement, including the reimbursement of expenses by the Company to the Adviser, are identical to those contained in the Company’s prior administration agreement with the Adviser.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for federal income tax purposes. At December 31, 2020, we had no Taxable Subsidiaries. At June 30, 2020, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. The pandemic has become increasingly widespread in the United States, including in the Company’s primary markets of operation. As of the three and six months ended December 31, 2020, and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

In response to the COVID-19 pandemic, the Adviser instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future.

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

As of December 31, 2020, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2020, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

We hold debt investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2020, we had two loans on non-accrual status, 1888 Industrial Services, LLC – Term B and Deluxe Toronto Ltd., which represented 0.19% of our portfolio at fair value. As of June 30, 2020, we had no investments on non-accrual status.

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

As of December 31, 2020 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, as subsequently amended, we entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, we amended the Revolving Financing to reduce the size of the Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of December 31, 2020, there were $4.0 million borrowings outstanding under the Revolving Facility. As of June 30, 2020, there were $30.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2020 and June 30, 2020, the outstanding principal balance of the 2023 Notes was approximately $51.4 million and $51.4 million, respectively, and had an estimated fair value of $51.2 million and $44.9 million, respectively, based on the closing price as of December 31, 2020 and June 30, 2020, respectively, as traded on NASDAQ.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2020 and June 30, 2020, approximately 5.08% and 10.75% of our total assets were non-qualifying assets, respectively.

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

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

At December 31, 2020, our investment portfolio of $257.7 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 87.23% were first lien investments, 4.89% were second lien investments, 4.42% were unitranche first lien debt investments, and 3.46% were in equities, warrants, or other positions. At December 31, 2020, our average and largest portfolio company investment at fair value was $7.0 million and $12.2 million, respectively.

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

As of December 31, 2020 and June 30, 2020, respectively, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 9.87% and 9.58%. As of December 31, 2020 and June 30, 2020, respectively, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.22% and 9.01%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At December 31, 2020 and June 30, 2020, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at December 31, 2020	Percentage of Total Portfolio at June 30, 2020
Professional Services	12.01%	11.48%
Energy Equipment & Services	10.19	10.92
Construction & Engineering	9.66	11.18
Trading Companies & Distributors	9.60	9.09
Commercial Services & Supplies	6.41	4.58
Containers & Packaging	6.40	5.93
Software	5.11	—
Diversified Telecommunication Services	4.75	4.64
Retail	4.48	4.32
Internet & Direct Marketing Retail	3.81	2.29
Distributors	3.73	3.49
Airlines	3.57	3.35
Auto Components	3.36	2.31
Internet Software & Services	3.36	3.41
Consumer Finance	3.25	3.37
Household Durables	1.91	1.82
Construction Materials	1.81	2.41
Specialty Retail	1.72	2.08
Road & Rail	1.72	1.43
Hotels, Restaurants & Leisure	1.49	1.42
IT Services	0.86	1.10
Technology Hardware, Storage and Peripherals	0.61	0.52
Media	0.19	7.09
Wireless Telecommunication Services	—	—
Chemicals	—	1.77

	100.00%	100.00%

During the three months ended December 31, 2020, we added three investments in new portfolio companies totaling approximately $17.1 million. Of the new investments, 100.0% consisted of first lien investments.

At December 31, 2020, 99.4% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.6% bore interest at fixed rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2020, we had two investments with aggregate unfunded commitments of $1.8 million, and as of June 30, 2020, we had four investments with aggregate unfunded commitments of $7.9 million. As of December 31, 2020, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of December 31, 2020			As of June 30, 2020
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$4,434,476	1.7%	1	$25,254,600	9.3%	3
2	182,791,203	71.0	33	162,252,467	60.0	30
3	52,315,794	20.3	9	64,792,766	23.9	16
4	6,270,649	2.4	1	9,848,588	3.7	3
5	11,919,456	4.6	9	8,473,288	3.1	3

Total	$257,731,578	100.0%	53	$270,621,709	100.0%	55

Results of Operations

Comparison of the three months ended December 31, 2020 and December 31, 2019

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2020 decreased to $7.1 million from $9.4 million for the three months ended December 31, 2019, primarily related to a decrease in assets under management.

Expenses

Total expenses for the three months ended December 31, 2020 decreased to $4.2 million, compared to $6.1 million for the three months ended December 31, 2019, primarily due to a decrease in interest expenses related to the repayment of $20.0 million of the Term Financing on April 15, 2020 and no income-based incentive fees during the three months ended December 31, 2020.

Net investment income

Net investment income decreased to $3.0 million for the three months ended December 31, 2020 from $3.8 million for the three months ended December 31, 2019, primarily due to a decrease in assets under management compared to the prior period partially offset by a decrease in interest expense and income-based incentive fees during the same period.

Net realized gain or loss

We had no realized gain or loss on investments for the three months ended December 31, 2020. There was a realized gain on investments of $25,285 for the three months ended December 31, 2019 related to the sale of Hyperion Materials & Technologies, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $0.1 million for the three months ended December 31, 2020, primarily due to offsetting increases and decreases in the value of certain investments coupled with accretion on certain investments.

During the three months ended December 31, 2019, we recorded a net change in unrealized depreciation of $0.8 million, primarily due to the decrease in value of 4L Technologies Inc, Bioplan USA, Inc., and Exela Intermedia LLC, which was offset by an increase in the value of Deluxe Toronto Ltd., Empire Office, Inc., Infrastructure & Energy Alternatives, Inc., and KIK Custom Products Inc.

Comparison of the six months ended December 31, 2020 and December 31, 2019

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2020 decreased to $14.1 million from $18.0 million for the six months ended December 31, 2019, primarily due to a decrease in assets under management.

Expenses

Total expenses for the six months ended December 31, 2020 decreased to $8.5 million, compared to $11.1 million for the six months ended December 31, 2019, primarily due to a decrease in interest expenses related to the repayment of $20.0 million of the Term Financing on April 15, 2020

Net investment income

Net investment income decreased to $5.7 million for the six months ended December 31, 2020 from $7.3 million for the six months ended December 31, 2019, primarily due to a decrease in investment income offset by decrease in expenses compared to the prior period offset by an increase in investment income during the same period.

Net realized gain or loss

Net realized gains on investments totaled $3,693 for the six months ended December 31, 2020. Net realized gains on investments totaled $0.1 million for the six months ended December 31, 2019, primarily due to the sale of Hyperion Materials & Technologies, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $0.1 million for the six months ended December 31, 2020, primarily due to offsetting increase and decrease in the value of certain investments coupled with accretion on certain investments.

During the three months ended December 31, 2019, we recorded a net change in unrealized depreciation of $0.8 million primarily due to the decrease in value of 4L Technologies Inc, Bioplan USA, Inc., and Exela Intermedia LLC, which was offset by an increase in the value of Deluxe Toronto Ltd., Empire Office, Inc., Infrastructure & Energy Alternatives, Inc., and KIK Custom Products Inc.

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2020, our unrestricted cash balance decreased by $11.1 million. During that period, cash increased by $19.1 million from operating activities, primarily due to sales of investments of $47.1 million in portfolio companies and offset by payments for the purchase of investments in portfolio companies of $30.9 million. During the same period, cash from financing activities decreased by $30.9 million, consisting primarily of payments of $26.0 million from borrowings under the Revolving Financing and distributions of $4.9 million to our stockholders.

Capital resources

As of December 31, 2020, we had $3.8 million of cash as well as $4.7 million in restricted cash and $16.0 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2023 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

Under the Advisory Agreement, for the period from the Commencement Date through the end of the first and second fiscal quarters after the Commencement Date, the Base Management Fee was calculated based on the value of our Gross Assets as of the end of such quarter. Subsequently, the Base Management Fee is calculated based on the average value of our Gross Assets at the end of the two most recently completed fiscal quarters. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three and six months ended December 31, 2020 under the Advisory Agreement, $1,189,440 and $2,410,212, respectively, in Base Management Fees were earned by the Adviser, of which $94,359 and $207,330, respectively, was waived and $1,095,082 was payable at December 31, 2020. For the three and six months ended December 31, 2019 under the Advisory Agreement, $1,369,983 and $2,725,061, respectively, in Base Management Fees were earned by the Adviser, of which $57,852 and $102,035, respectively, was waived and $1,312,131 was payable at December 31, 2019.

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

For the three and six months ended December 31, 2020, we incurred no Income-Based Fees. As of December 31, 2020, $1,237 of such Income-Based Fees are currently payable to the Adviser and $647,885 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2019, we incurred $851,842 and $851,842, respectively, of Income-Based Fees, of which $336,619 and $336,619 was waived. As of December 31, 2019, $1,061,213 of such Income-Based Fees are currently payable to the Adviser and $757,030 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

Under U.S. GAAP, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of December 31, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of December 31, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to two of our portfolio companies. As of December 31, 2020, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2020, our off-balance arrangements consisted of $7.9 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended December 31, 2020 through February 8, 2021, we received $2.9 million in repayments.

On February 3, 2021, our board of directors declared a distribution for the quarter ended March 31, 2021 of $0.15 per share payable on April 1, 2021 to stockholders of record as of March 12, 2021 and a supplemental distribution of $0.03 per share, payable on April 1, 2021, to stockholders of record as of March 12, 2021.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2020, 99.4% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at December 31, 2020, a 1.00% increase in interest rates would decrease our net interest income by approximately 4.0% and a 2.00% increase in interest rates would increase our net interest income by approximately 3.7%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, monthly and quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals that have been adversely affected by the COVID-19 pandemic; however, our portfolio companies have not benefited from the CARES Act and we do not expect that they will benefit from most of the other subsequent legislation intended to provide financial relief or assistance.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described herein.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party gained control of the executive and legislative branches of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the

European Union, the United Kingdom’s departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws (1)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2021

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1