Form 10-Q
period 2021-03-31
Investcorp Credit Management BDC, Inc.
filed 2021-05-10
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 7, 2021 was 13,921,767.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2021 (Unaudited)	June 30, 2020
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $292,472,716 and $316,924,638, respectively)	$251,804,495	$270,621,709
Cash	79,910,418	14,876,444
Cash, restricted	6,544,038	5,417,118
Receivable for investments sold	5,788,673	1,576,730
Interest receivable	2,015,469	2,301,641
Payment-in-kind interest receivable	198,786	514,643
Other receivables	427,208	1,135,563
Prepaid expenses and other assets	575,421	350,661

Total Assets	$347,264,508	$296,794,509

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	—	30,000,000
2023 Notes payable	51,375,000	51,375,000
2026 Notes payable	65,000,000	—
Deferred debt issuance costs	(2,083,458)	(1,042,497)
Unamortized discount	(355,550)	—

Notes payable, net	215,935,992	182,332,503
Payable for investments purchased	14,810,000	—
Dividend payable	2,504,677	2,499,360
Income-based incentive fees payable	649,122	707,796
Base management fees payable	1,075,820	1,196,937
Interest payable	950,594	1,000,452
Directors’ fees payable	25,734	24,559
Accrued expenses and other liabilities	1,012,589	907,907

Total Liabilities	236,964,528	188,669,514
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,914,872 and 13,885,335 shares issued and outstanding, respectively)	13,915	13,885
Additional paid-in capital	200,885,428	200,779,949
Distributable earnings (loss)	(90,599,363)	(92,668,839)

Total Net Assets	110,299,980	108,124,995

Total Liabilities and Net Assets	$347,264,508	$296,794,509

Net Asset Value Per Share	$7.93	$7.79

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Investment Income:
Interest income	$5,386,448	$7,599,834	$17,297,387	$22,912,000
Payment in-kind interest income	541,625	916,303	2,273,369	3,278,294
Other fee income	82,214	313,543	498,278	629,269

Total investment income	6,010,287	8,829,680	20,069,034	26,819,563

Expenses:
Interest expense	1,657,005	2,532,121	5,476,505	7,417,144
Base management fees	1,160,047	1,359,833	3,570,259	4,084,894
Income-based incentive fees	—	(19,370)	—	832,472
Provision for tax expense	263,103	135,024	268,883	145,042
Professional fees	372,475	394,868	1,011,925	1,094,828
Allocation of administrative costs from advisor	356,500	352,000	1,064,500	1,034,000
Amortization of deferred debt issuance costs	—	195,377	—	586,131
Insurance expense	116,818	100,044	333,190	267,567
Directors’ fees	78,625	82,500	233,875	187,500
Custodian and administrator fees	62,680	74,637	192,429	282,106
Offering expense	86,906	86,906	259,039	224,260
Other expenses	119,735	156,428	364,835	433,288

Total expenses	4,273,894	5,450,368	12,775,440	16,589,232
Waiver of base management fees	(84,227)	(63,797)	(291,557)	(165,832)
Waiver of income-based incentive fees	—	(352)	—	(336,971)

Net expenses	4,189,667	5,386,219	12,483,883	16,086,429

Net investment income	1,820,621	3,443,461	7,585,151	10,733,134

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments	(3,645,094)	(7,688,552)	(3,641,401)	(7,632,194)
Net change in unrealized appreciation (depreciation) in value of investments	5,522,809	(19,999,276)	5,634,708	(25,284,416)

Total realized and unrealized gain (loss) on investments	1,877,715	(27,687,828)	1,993,307	(32,916,610)

Net increase (decrease) in net assets resulting from operations	$3,698,336	$(24,244,367)	$9,578,458	$(22,183,476)

Basic and diluted:
Net investment income per share	$0.13	$0.25	$0.55	$0.78
Earnings per share	$0.27	$(1.76)	$0.69	$(1.62)
Weighted average shares of common stock outstanding	13,914,351	13,791,581	13,904,344	13,694,611
Distributions paid per common share	$0.18	$0.25	$0.54	$0.75

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2021	2020
Net assets at beginning of period	$109,071,314	$139,557,334
Increase (decrease) in net assets resulting from operations:
Net investment income	1,820,621	3,443,461
Net realized gain/(loss) on investments	(3,645,094)	(7,688,552)
Net change in unrealized appreciation (depreciation) on investments	5,522,809	(19,999,276)

Net increase (decrease) in net assets resulting from operations	3,698,336	(24,244,367)
Stockholder distributions:
Distributions from net investment income	(2,504,677)	(3,467,562)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,504,677)	(3,467,562)
Capital transactions:
Issuance of common shares ($0 and $113,500, respectively)	—	1,152,025
Reinvestments of stockholder distributions	35,007	52,528
Other paid in capital	—	4,400

Net increase (decrease) in net assets resulting from capital transactions	35,007	1,208,953

Net increase (decrease) in net assets	1,228,666	(26,502,976)

Net assets at end of period	$110,299,980	$113,054,358

	For the nine months ended March 31,
	2021	2020
Net assets at beginning of year	$108,124,995	$143,083,890
Increase (decrease) in net assets resulting from operations:
Net investment income	7,585,152	10,733,134
Net realized gain/(loss) on investments	(3,641,401)	(7,632,194)
Net change in unrealized appreciation (depreciation) on investments	5,634,708	(25,284,416)

Net increase (decrease) in net assets resulting from operations	9,578,459	(22,183,476)
Stockholder distributions:
Distributions from net investment income	(7,508,983)	(10,311,078

Net decrease in net assets resulting from stockholder distributions	(7,508,983)	(10,311,078)
Capital transactions:
Issuance of common shares ($0 and $113,500, respectively)	—	2,308,590
Reinvestments of stockholder distributions	105,509	152,032
Other paid in capital	—	4,400

Net increase (decrease) in net assets resulting from capital transactions	105,509	2,465,022

Net increase (decrease) in net assets	2,174,985	(30,029,532)

Net assets at end of period	$110,299,980	$113,054,358

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$9,578,459	$(22,183,476)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(45,694,952)	(96,950,070)
Payment in-kind interest	(2,599,634)	(2,898,767)
Sales and repayments of investments	71,123,563	100,625,496
Net realized (gain) loss on investments	3,641,401	7,632,194
Net change in unrealized (appreciation) depreciation on investments	(5,634,708)	25,284,416
Amortization of discount/premium on investments	(2,018,456)	(2,215,092)
Amortization of deferred debt issuance costs	(1,040,961)	586,131
Unamortized discount	(355,550)	—
Net (increase) decrease in operating assets:
Interest receivable	286,172	353,218
Payment-in-kind interest receivable	315,857	(379,527)
Receivable for investments sold	(4,211,943)	(601,780)
Other receivables	708,355	(1,567,321)
Prepaid expenses and other assets	(224,760)	(197,075)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	14,810,000	(13,418,164)
Interest payable	(49,858)	345,673
Accrued provision for income taxes	—	(13,778)
Directors fees payable	1,175	(73,681)
Accrued expenses and other liabilities	104,682	615,938
Base management fees payable	(121,117)	1,296,037
Income-based incentive fees payable	(58,674)	191,668

Net cash provided by (used in) operating activities	38,559,051	(3,567,960)
Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(301,404)
Issuance of common shares	—	2,308,590
Distributions to stockholders	(7,398,157)	(10,148,935)
Other paid in capital	—	4,400
Proceeds from 2023 Notes	—	16,875,000
Proceeds from 2026 Notes	65,000,000	—
Proceeds from borrowing on revolving credit facility	—	19,691,969
Repayments of borrowing on revolving credit facility	(30,000,000)	(19,047,551)

Net cash provided by (used in) financing activities	27,601,843	9,382,069

Net change in cash	66,160,894	5,814,109
Cash:
Cash and restricted cash at beginning of year	20,293,562	26,296,182

Cash and restricted cash at end of period	$86,454,456	$32,110,291

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$5,526,363	$7,071,471
Cash paid for taxes	$268,883	$158,821
Issuance of shares pursuant to Dividend Reinvestment Plan	$105,509	$152,032
Non-cash purchase of investments	$(10,401,686)	$(14,761,547)
Non-cash sale of investments	$10,401,686	$14,761,547

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments

(Unaudited)

March 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC –Term A(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,648,371	$5,648,371	$5,083,534	4.61%
1888 Industrial Services, LLC –Term B(4)(10)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC –Term C(4)(10)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.61%
1888 Industrial Services, LLC –Revolver(4)(5)(10)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	1,762,528	1.60%
4L Technologies Inc	Technology Hardware, Storage & Peripherals	3M L + 7.50% (1.00% Floor)	2/4/2020	2/3/2024	1,220,456	1,220,456	1,180,791	1.07%
ACProducts, Inc.	Household Durables	1M L + 6.50% (1.00% Floor)	2/14/2020	8/18/2025	4,875,000	4,963,613	4,948,125	4.49%
Adaptive Spectrum and Signal Alignment	Software	3M L + 9.50% (1.50% Floor)	12/2/2020	11/30/2025	7,481,250	7,267,836	7,481,250	6.78%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,968,750	4,878,043	4,919,063	4.46%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	8,000,000	7,882,197	7,840,000	7.11%
Alta Equipment Group, Inc	Trading Companies & Distributors	3M L + 8.00% (1.80% Floor)	2/7/2020	8/13/2025	7,565,217	7,316,631	7,565,217	6.86%
Altern Marketing, LLC –Revolver(5)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	—	—	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	7,901,915	7,821,009	7,901,915	7.16%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	10/23/2024	7,945,000	7,792,209	7,925,138	7.18%
Bioplan USA, Inc.	Containers & Packaging	1M L + 4.75% (1.00% Floor)	8/9/2018	12/22/2023	13,535,744	10,475,677	11,606,901	10.52%
CareerBuilder, LLC	Professional Services	1M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,043,398	7,961,390	7.22%
CB URS Holdings Corporation	Road & Rail	1M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,722,951	4,684,180	4,392,344	3.98%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/18/2025	9,775,328	9,704,156	9,579,821	8.69%
DSG Entertainment Services, Inc (f/k/a Deluxe Toronto Ltd.)(7)(11)	Media	1M L + 5.50% (1.00% Floor)	6/29/2018	6/30/2021	1,094,687	1,095,025	229,884	0.21%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	12,492,955	12,327,523	11,743,377	10.65%
Exela Intermedia LLC	IT Services	3M L + 6.50% (1.00% Floor)	6/5/2018	7/12/2023	5,364,971	5,392,155	2,092,339	1.90%
Exela Intermedia LLC	IT Services	Fixed 10.00%	5/22/2019	7/15/2023	1,000,000	940,463	370,000	0.34%
FR Flow Control CB LLC – Term B(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/28/2026	5,121,882	5,039,807	5,121,882	4.64%
FR Flow Control CB LLC – Term C(8)	Trading Companies & Distributors	3M L + 6.00% (1.00% Floor)	5/10/2019	6/26/2026	2,100,000	2,066,334	2,100,000	1.90%
Fusion Connect Inc. –Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,472,610	3,416,527	3,472,610	3.15%
Fusion Connect Inc. –Take-Back Term Loan	Internet Software & Services	3M L + 1.00% + 7.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,007,021	5,007,021	3,304,634	3.00%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	3M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	7,000,000	6,930,000	6,930,000	6.28%
GEE Group, Inc.(6)	Professional Services	1M L + 10.00% + 8.00% PIK (1.00% Floor)	3/26/2018	6/30/2023	11,980,209	11,980,209	11,980,209	10.86%
GS Operating, LLC	Trading Companies & Distributors	3M L + 6.50% (1.50% Floor)	2/24/2020	2/28/2025	9,900,000	9,737,912	9,900,000	8.98%
Horus Infrastructure IA LLC	Energy Equipment & Services	1M L + 4.00%	11/8/2019	10/25/2022	4,687,500	4,415,063	4,453,125	4.04%
Hyperion Materials & Technologies, Inc.	Construction Materials	1M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,937,500	4,855,390	4,801,719	4.35%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,054,508	7,222,695	6.55%
Klein Hersh LLC	Professional Services	1M L + 8.00% (0.75% Floor)	11/16/2020	11/25/2025	4,937,500	4,891,087	4,925,156	4.47%
Liberty Oilfield Services LLC(7)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,158,750	6,118,759	6,158,750	5.58%
One Sky Flight LLC	Airlines	1M L + 7.50% (1.00% Floor)	12/19/2019	12/19/2024	9,250,000	9,066,511	9,250,000	8.39%
Pixelle Specialty Solutions LLC	Containers & Packaging	3M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,029,883	6,127,153	5.55%
Potpourri Group, Inc.	Retail	1M L + 8.25% (1.00% Floor)	6/27/2019	7/3/2024	11,711,541	11,615,076	11,594,425	10.51%
Premiere Global Services, Inc.(11)	Diversified Telecommunication Services	2M L + 6.50% (1.00% Floor)	5/6/2016	9/6/2023	10,109,396	9,822,337	6,267,826	5.68%
ProFrac Services, LLC	Energy Equipment & Services	6M L + 8.50% (1.25% Floor)	9/7/2018	9/7/2023	7,595,778	7,568,485	7,329,926	6.65%
Qualtek USA LLC	Construction & Engineering	1M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,375,000	9,258,606	8,906,250	8.07%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/19/2027	586,975	586,975	1,236,287	1.12%
Veregy Consolidated, Inc.	Commercial Services & Supplies	1M L + 6.00% (1.00% Floor)	11/2/2020	10/31/2027	4,987,500	4,845,300	4,987,500	4.52%

Total Senior Secured First Lien Debt Investments					260,511,373	248,592,586	231,332,584	209.73%

Senior Secured Second Lien Debt Investments
Premiere Global Services, Inc.(3)(11)	Diversified Telecommunication Services	3M L + 9.50% (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,352,498	5,253,254	4.76%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,930,054	6,240,000	5.66%

Total Senior Secured Second Lien Debt Investments					25,510,848	25,282,552	11,493,254	10.42%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(4)(9)(10)	Energy Equipment & Services				18,708	170,691	—	0.00%
4L Technologies Inc Common Stock(9)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	20,988	0.02%
4L Technologies Inc Preferred Stock(9)	Technology Hardware, Storage & Peripherals				2,289	209,004	450,952	0.41%
Advanced Solutions International Preferred Stock	Software				888,170	1,000,000	1,110,213	1.01%
Fusion Connect Inc. Common Stock(9)	Internet Software & Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(9)	Internet Software & Services				202,171	2,814,455	2,022	0.00%
Techniplas LLC Common Stock(9),(10)	Auto Components				540,126	12,231,541	7,394,482	6.70%

Total Equity, Warrants and Other Investments					1,801,404	18,597,578	8,978,657	8.14%

Total Non-Controlled/Non-Affiliates					$287,823,625	$292,472,716	$251,804,495	228.29%

Liabilities in excess other assets							(141,504,515)	(128.29)%

Net Assets							$110,299,980	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.

(2)	All investments are non-controlled and non-affiliated issuers. All investments are valued in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Effective October 1, 2017, AAR Intermediate Holdings, LLC changed its name to 1888 Industrial Services, LLC.

(5)	Refer to Note 6 for more detail on the unfunded commitments.

(6)	First Lien Unitranche Last Out Investment, which accounts for 4.76% of our investment portfolio at fair value.

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 4.91% of total assets.

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

1M L — 1-month LIBOR (0.11% as of March 31, 2021)

2M L — 2-month LIBOR (0.13% as of March 31, 2021)

3M L — 3-month LIBOR (0.19% as of March 31, 2021)

6M L — 6-month LIBOR (0.23% as of March 31, 2021)

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and, accordingly, follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”), which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the “Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser and the Company’s prior administration agreement, respectively. In addition, on August 30, 2019, the Company changed its name from CM Finance Inc to Investcorp Credit Management BDC, Inc.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2021 and June 30, 2020, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, the Company had four loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the Premiere Global Services, Inc. first and second lien loans, which represented 4.7% of the Company’s portfolio at fair value. As of June 30, 2020, the Company had no loans on non-accrual status.

Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2021, $651,573 and $938,805, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and nine months ended March 31, 2020, $559,595 and $959,069, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $541,625 and $2,273,369 during the three and nine months ended March 31, 2021, respectively. The Company earned PIK interest of $916,303 and $3,278,294 during the three and nine months ended March 31, 2020, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and nine months ended March 31, 2021. The Company earned no PIK dividends during the three and nine months ended March 31, 2020.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders unless a stockholder elects to receive cash. As a result, if the Company’s board of directors authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions, and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV and LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2021 or June 30, 2020.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company recorded a provision for taxes of $263,103 and $268,883 for the three and nine months ended March 31, 2021, respectively, for U.S. federal and state income taxes. At March 31, 2021, the Company had no Taxable Subsidiaries. At June 30, 2020, the Company had no Taxable Subsidiaries. The Company recorded a provision for taxes of $135,024 and $145,042 for the three and nine months ended March 31, 2020, respectively, for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2021, the Company recorded distributions of $2.5 million and $7.5 million, respectively. The tax character of a portion of these distributions may be return of capital. During the three and nine months ended March 31, 2020, the Company recorded distributions of $3.5 million and $10.3 million, respectively. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company’s policy is to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

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

At June 30, 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable and non-deductible incentive fee income unvested, as follows:

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

A RIC may elect to defer any capital losses incurred after October 31, 2019 (“post-October”) to the beginning of the following fiscal year. As of June 30, 2020, the Company had a post-October short-term capital loss deferral of $1,068,646 and a post-October long-term capital loss deferral of $7,120,584. These losses were deemed to arise on July 1, 2020.

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

As of March 31, 2021 and June 30, 2020, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making the purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2021 and March 31, 2020, respectively. These purchase and sale amounts exclude derivative instruments.

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Investment purchases, at cost (including PIK interest)	$15,685,517	$37,860,881	$48,294,586	$99,848,838
Investment sales and repayments	24,003,387	41,204,396	71,123,563	100,625,946

The composition of the Company’s investments as of March 31, 2021, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$236,612,377	80.90%	$219,352,375	87.11%
Unitranche First Lien Debt Investment	11,980,209	4.10	11,980,209	4.76
Senior Secured Second Lien Debt Investment	25,282,552	8.64	11,493,254	4.56
Equity, Warrants and Other Investments	18,597,578	6.36	8,978,657	3.57

Total	$292,472,716	100.00%	$251,804,495	100.00%

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

The Company uses Global Industry Classification Standard codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,106,755	12.35%
Energy Equipment & Services	25,466,683	10.11
Trading Companies & Distributors	24,687,099	9.80
Containers & Packaging	17,734,054	7.04
Commercial Services & Supplies	16,730,877	6.64
Construction & Engineering	16,128,945	6.41
Software	13,510,525	5.37
Retail	11,594,426	4.60
Diversified Telecommunication Services	11,521,080	4.58
Distributors	9,579,821	3.81
Airlines	9,250,000	3.67
Auto Components	8,630,768	3.43
Consumer Finance	7,925,138	3.15
Internet & Direct Marketing Retail	7,901,915	3.14
Automobiles	7,840,000	3.11
Textiles, Apparel & Luxury Goods	6,930,000	2.75
Internet Software & Services	6,779,266	2.69
Household Durables	4,948,125	1.97
Construction Materials	4,801,719	1.91
Road & Rail	4,392,344	1.74
IT Services	2,462,339	0.98
Technology Hardware, Storage & Peripherals	1,652,732	0.66
Media	229,884	0.09

Total	$251,804,495	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,056,563	11.48%
Construction & Engineering	30,252,174	11.18
Energy Equipment & Services	29,555,420	10.92
Trading Companies & Distributors	24,586,660	9.09
Media	19,176,144	7.09
Containers & Packaging	16,052,915	5.93
Diversified Telecommunication Services	12,562,817	4.64
Commercial Services & Supplies	12,402,682	4.58
Retail	11,700,000	4.32
Distributors	9,456,000	3.49
Internet Software & Services	9,226,180	3.41
Consumer Finance	9,113,150	3.37
Airlines	9,067,500	3.35
Construction Materials	6,531,518	2.41
Auto Components	6,236,446	2.31
Internet & Direct Marketing Retail	6,193,975	2.29
Specialty Retail	5,641,123	2.08
Household Durables	4,919,063	1.82
Chemicals	4,800,000	1.77
Road & Rail	3,873,349	1.43
Hotels, Restaurants & Leisure	3,846,750	1.42
IT Services	2,964,904	1.10
Technology Hardware, Storage & Peripherals	1,406,376	0.52
Wireless Telecommunication Services	—	—

Total	$270,621,709	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$79,027,714	31.39%
U.S. Midwest	62,623,115	24.87
U.S. Southwest	34,556,314	13.72
U.S. Southeast	23,501,289	9.33
U.S. West	22,908,047	9.10
U.S. Mid-Atlantic	21,736,250	8.63
International	7,451,766	2.96

Total	$251,804,495	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2020:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$70,569,020	26.08%
U.S. Midwest	54,134,214	20.00
U.S. Southwest	41,459,752	15.32
U.S. Mid-Atlantic	30,094,344	11.12
International	26,324,304	9.73
U.S. Southeast	25,131,283	9.29
U.S. West	22,908,792	8.46

Total	$270,621,709	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2021, the Company made investments in new and existing portfolio companies of approximately $39.4 million and $4.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2021, the Company made investments of $1.4 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

At March 31, 2021 and June 30, 2020, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$231,332,584	$231,332,584
Senior Secured Second Lien Debt Investments	—	—	11,493,254	11,493,254
Equity, Warrants and Other Investments	—	—	8,978,657	8,978,657

Total Investments	—	—	$251,804,495	$251,804,495

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$237,079,624	$237,079,624
Senior Secured Second Lien Debt Investments	—	—	27,719,133	27,719,133
Equity, Warrants and Other Investments	—	—	5,822,952	5,822,952

Total Investments	—	—	$270,621,709	$270,621,709

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709
Purchases (including PIK interest)	46,009,833	1,284,753	—	1,000,000	48,294,586
Sales	(55,585,470)	(15,000,066)	—	(538,027)	(71,123,563)
Amortization	1,541,054	477,402	—	—	2,018,456
Net realized gains (losses)	(2,805,419)	—	—	(835,982)	(3,641,401)
Transfers in	10,401,686	—	—	—	—
Transfers out	(10,401,686)	—	—	—	—
Net change in unrealized (depreciation) appreciation	5,092,962	(2,987,968)	—	3,529,714	5,634,708

Fair value at March 31, 2021	$231,332,584	$11,493,254	$—	$8,978,657	$251,804,495

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2021	$1,124,687	$(2,591,293)	$—	$2,155,706	$689,100

The following table provides a rollforward of Level 3 assets measured at fair value as of March 31, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	99,060,438	788,400	—	—	99,848,838
Sales	(76,173,883)	(24,451,613)	—	—	(100,625,496)
Amortization	1,835,615	379,477	—	—	2,215,092
Net realized gains (losses)	(7,632,194)	—	—	—	(7,632,194)
Transfers in	9,775,204	—	—	4,986,343	14,761,547
Transfers out	(14,761,547)	—	—	—	(14,761,547)
Net change in unrealized (depreciation) appreciation	(15,543,754)	(6,455,687)	—	(3,284,975)	(25,284,416)

Fair value at March 31, 2020	$245,795,508	$27,415,940	$—	$1,701,369	$274,912,817

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2020	$(23,627,819)	$(6,257,114)	$—	$(3,284,975)	$(33,169,907)

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the three months ended March 31, 2021 and March 31, 2020. Changes in unrealized gains (losses) are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Unaudited Consolidated Statements of Operations.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2021 and June 30, 2020. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$168,126,353	Yield Analysis	Market Yields	9.2%	6.6% - 16.0%
Senior Secured First Lien Debt Investments	21,806,238	Enterprise Value Waterfall	EBITDA Multiple	4.0x	3.5x - 6.5x
Senior Secured First Lien Debt Investments	22,335,217	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	6,854,683	Broker Quoted	Broker Quoted	N/A	N/A
Senior Secured First Lien Debt Investments	229,884	Recovery Analysis	Recovery Analysis	N/A	N/A
Unitranche First Lien Debt Investments	11,980,209	Enterprise Value Waterfall	EBITDA Multiple	14.8x	14.8x - 14.8x
Senior Secured Second Lien Debt Investments	5,253,254	Enterprise Value Waterfall	EBTDA Multiple	4.0x	4.0x - 4.0x
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Analysis	N/A	N/A
Equity, Warrants and Other Investments	8,978,657	Enterprise Value Waterfall	EBITDA Multiple	6.4x	3.2x - 7.2x

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$87,561,187	Yield Analysis	Market Yields	9.7%	6.2% - 14.1%
Senior Secured First Lien Debt Investments	46,102,876	Market Comparable Approach	Comparable Multiple	23.1x	4.0x - 50.1x
Senior Secured First Lien Debt Investments	56,556,621	Loan to Value	EBITDA Multiple	10.3x	6.2x - 15.4x
Senior Secured First Lien Debt Investments	13,323,250	Broker Quoted	Broker Quoted	N/A	N/A
Senior Secured First Lien Debt Investments	10,951,590	Enterprise Value	EBITDA Multiple	5.9x	4.5x - 7.3x
Senior Secured First Lien Debt Investments	9,848,588	Recovery Analysis	Recoverable Amount	N/A	N/A
Senior Secured First Lien Debt Investments	2,022,063	Recent Transaction	Recent Transaction	N/A	N/A
Unitranche First Lien Debt Investments	10,713,449	Market Comparable Approach	Comparable Multiple	13.4x	4.8x - 22.0x
Senior Secured Second Lien Debt Investments	15,000,000	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured Second Lien Debt Investments	7,040,000	Market Comparable Approach	Comparable Multiple	11.0x	8.1x - 13.8x
Senior Secured Second Lien Debt Investments	5,679,133	Recovery Analysis	Recoverable Amount	N/A	N/A
Equity, Warrants and Other Investments	5,620,758	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	202,194	Enterprise Value	EBITDA Multiple	0.0x	0.0x - 0.0x

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

As of March 31, 2021 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, the Company amended the Revolving Financing to reduce the size of the facility to $30.0 million. On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of March 31, 2021, there were no borrowings outstanding under the Revolving Financing. As of June 30, 2020, there were $30.0 million in borrowings outstanding under the Revolving Financing.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of March 31, 2021, SPV and LLC had aggregate assets of $187.9 million, which included $179.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $7.5 million in cash held by the trustees of the Term Financing and the Revolving Financing (together, the “Financing Facilities”). As of June 30, 2020, SPV and LLC had aggregate assets of $223.3 million, which included $219.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.9 million in cash held by the trustee of the Term Financing. For the three and nine months ended March 31, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $104.8 million and 3.34%, respectively, and $111.1 million and 3.56%, respectively. For the three and nine months ended March 31, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $126.0 million and 4.97%, respectively, and $134.4 million and 4.83%, respectively.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At March 31, 2021 and June 30, 2020, the fair value of the Notes Payable was estimated at $102.0 million and $132.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

The 2023 Notes were scheduled to mature on July 1, 2023 and bore interest at a rate of 6.125%. The 2023 Notes were the direct unsecured obligations and ranked pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the 2023 Notes were not secured by any of the Company’s assets, they were effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2023 Notes were the obligation exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries was a guarantor of the 2023 Notes and the 2023 Notes could not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

The 2023 Notes could be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. Interest on the 2023 Notes was payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes were listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “CMFNL.” The Company could from time to time repurchase the 2023 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

On March 26, 2021, the Company caused notice to be issued to the holders of the 2023 Notes regarding its exercise of the option to redeem in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, the redemption date, April 25, 2021. The 2023 Notes were redeemed on April 25, 2021. For more information, see “Note 15. Subsequent Events.”

On March 31, 2021, the Company closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds received by the Company from the sale of the 2026 Notes was approximately $63.1 million, based on the purchase price paid by the underwriters of 99.453% of the aggregate principal amount of the 2026 Notes, after deducting the underwriting discount of $1.3 million payable by the Company and estimated offering expenses of approximately $215,000 payable by the Company.

The 2026 Notes will mature on April 1, 2026 and bear interest at a rate of 4.875%. The 2026 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the 2026 Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2026 Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by the Company) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. The Company may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

As of March 31, 2021, the carrying amount of the 2026 Notes was $64.6 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.00%. As of March 31, 2021, the fair value of the 2026 Notes was $65.0 million. The Company concluded that this was Level 3 fair value under ASC 820.

Note 6. Indemnification, Guarantees, Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of representations and warranties and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote, and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 26, 2020	September 24, 2020	September 25, 2020	October 15, 2020	$0.1500	1st 2021
August 26, 2020*	September 24, 2020	September 25, 2020	October 15, 2020	$0.0300	1st 2021
November 3, 2020	December 9, 2020	December 10, 2020	January 4, 2021	$0.1500	2nd 2021
November 3, 2020*	December 9, 2020	December 10, 2020	January 4, 2021	$0.0300	2nd 2021
February 3, 2021	March 11, 2021	March 12, 2021	April 1, 2021	$0.1500	3rd 2021
February 3, 2021*	March 11, 2021	March 12, 2021	April 1, 2021	$0.0300	3rd 2021

*	Supplemental distribution

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of March 31, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.5%	10/7/24

Total Unfunded Commitments	$3,225,638	$—

The following table details the unfunded commitments as of June 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	120,845	—	—	9/19/22
Altern Marketing, LLC	1,370,249	—	0.5%	10/7/24
Limbach Holdings Inc	5,769,230	—	2.0%	4/12/24

Total Unfunded Commitments	$7,854,383	$—

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

For the three and nine months ended March 31, 2021, $1,160,047 and $3,570,259 respectively, in Base Management Fees were earned by the Adviser, of which $84,227 and $291,557, respectively, was waived. As of March 31, 2021, $1,075,820 of such fees were payable. For the three and nine months ended March 31, 2020, $1,359,833 and $4,084,894, respectively, in Base Management Fees were earned by the Adviser, of which $63,797 and $165,832, respectively, was waived. As of March 31, 2020, $1,296,037 of such fees were payable.

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

For the three and nine months ended March 31, 2021, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income. As of March 31, 2021, $20,160 of Income-Based Fees are currently payable to the Adviser and $628,962 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2020, the Company incurred $0 and $832,472, respectively, of incentive fees related to pre-incentive fee net investment income, of which $0 and $336,619 was waived. As of March 31, 2020, $737,659 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to the Company’s portfolio as of the end of the fiscal year ended June 30, 2020 are excluded from the calculations of the Capital Gains Fee.

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

As of March 31, 2021 and June 30, 2020, there were no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $356,500 and $1,064,500 under the Administration Agreement for the three and nine months ended March 31, 2021, respectively. The Company incurred costs of $352,000 and $1,034,000 under the Administration Agreement for the three and nine months ended March 31, 2020, respectively.

As of March 31, 2021 and June 30, 2020, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

As of March 31, 2021, Investcorp BDC had purchased 227,000 newly issued shares of the Company’s common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of March 31, 2021, Investcorp BDC had purchased 281,775 shares of the Company’s common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

Note 8. Directors’ Fees

Each of the Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. The Independent Directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. Independent Directors have the option of having their directors’ fees paid in shares of the Company’s common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. For the three and nine months ended March 31, 2021, the Company recorded directors’ fees of $78,625 and $233,875, of which $25,734 were payable at March 31, 2021. For the three and nine months ended March 31, 2020, the Company recorded directors’ fees of $82,500 and $187,500, of which $21,559 were payable at March 31, 2020.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$3,698,336	$(24,244,367)	$9,578,459	$(22,183,476)
Weighted average shares of common stock outstanding	13,914,351	13,791,581	13,904,344	13,694,611
Basic/diluted net increase (decrease) in net assets from operations per share	$0.27	$(1.76)	$0.69	$(1.62)

On March 4, 2020, the Company issued 113,500 shares of the Company’s common stock to Investcorp BDC at a price of $10.15 per share for an aggregate offering price of $1,152,025. On December 4, 2019, the Company issued 113,500 shares of the Company’s common stock to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

The sales of the Company’s common stock to Investcorp BDC were made pursuant to the Stock Purchase Agreement. The issuance of the Company’s common stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended March 31, 2021. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300

*	Supplemental distribution

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended March 31, 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Declaration Date	Record Date	Payment Date	Amount Per Share
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended March 31, 2021 and March 31, 2020:

	Nine months ended March 31,
	2021		2020
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$7,508,983	100%	$10,311,078	100%
Long-term capital gains	—	—	—	—

Total	$7,508,983	100%	$10,311,078	100%

Note 11. Share Transactions

The following table summarizes the total shares for the nine months ended March 31, 2021 and March 31, 2020.

	Nine months ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,885,335	$202,450,906	13,619,690	$199,947,288
Issuance of common shares	—	0	227,000	2,308,590
Reinvestments of stockholder distributions	29,537	105,509	23,558	152,032

Balance at end of period	13,914,872	$202,556,415	13,870,248	$202,407,910

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the nine months ended March 31,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$7.79	$10.51
Net investment income	0.55	0.79
Net realized and unrealized gains (losses)	0.14	(2.40)

Net increase (decrease) in net assets resulting from operations	0.69	(1.61)
Capital transactions(2)
Dividends from net investment income	(0.55)	(0.75)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.55)	(0.75)
Offering costs	—	—

Net asset value, end of period	$7.93	$8.15

Market value per share, end of period	$5.62	$2.46
Total return based on market value(3)(4)	83.52%	(61.98)%
Shares outstanding at end of period	13,914,872	13,870,248
Ratio/Supplemental Data:
Net assets, at end of period	$110,814,211	$113,054,358
Ratio of total expenses to average net assets(5)	15.57%	16.92%
Ratio of net expenses to average net assets(5)	15.22%	16.41%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	6.68%	8.16%
Ratio of net investment income before fee waiver to average net assets	9.60%	10.61%
Ratio of net investment income after fee waiver to average net assets	9.25%	10.95%
Total Notes Payable	$218,375,000	$185,046,088
Asset Coverage Ratio(6)	1.51	1.61
Portfolio Turnover Rate(4)	22%	37%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Loan Amendment/Consent Fees	$82,214	$313,543	$498,278	$629,269

Other Fee Income	$82,214	$313,543	$498,278	$629,269

Note 14. Tax Information

As of March 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$292,472,716

Gross unrealized appreciation	3,886,731
Gross unrealized depreciation	(44,554,952)

Net unrealized investment depreciation	$(40,668,221)

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

Subsequent to March 31, 2021 through May 7, 2021, the Company invested $12.4 million in two new portfolio companies and received $23.1 million in repayments.

On May 6, 2021, our board of directors declared a distribution for the quarter ended June 30, 2021 of $0.15 per share payable on July 9, 2021 to stockholders of record as of June 18, 2021.

On April 25, 2021, the Company redeemed in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, April 25, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	the impact of global health pandemics, such as the current novel coronavirus (“COVID-19) pandemic, on our or our portfolio companies’ business and the global economy;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC (“Investcorp”) and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	our ability to obtain exemptive relief from the Securities and Exchange Commission (“SEC”);

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations,

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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed the Cyrus Funds and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $13.8 billion as of March 31, 2021. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

As of March 31, 2021, Investcorp BDC had purchased 227,000 newly issued shares of our common stock pursuant to the requirement under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

As of March 31, 2021, Investcorp BDC had purchased 281,775 shares of our common stock in open-market transactions pursuant to its obligation under the Stock Purchase Agreement.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for federal income tax purposes. At March 31, 2021, we had no Taxable Subsidiaries. At June 30, 2020, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy, including the Company’s primary markets of operation. As of the three and nine months ended March 31, 2021, and subsequent to March 31, 2021, the COVID-19 pandemic continues to have a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing or difficulties in accessing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will continue to negatively affect our portfolio companies’ operating results or the impact that such disruptions may continue to have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders.

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

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotation not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

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

As of March 31, 2021, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2020, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2021, we had four loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc., and the Premiere Global Services, Inc. first and second lien loans, which represented 4.7% of our portfolio at fair value. As of June 30, 2020, we had no investments on non-accrual status.

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

As of March 31, 2021 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, as subsequently amended, we entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, we amended the Revolving Financing to reduce the size of the Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of March 31, 2021, there were no borrowings outstanding under the Revolving Facility. As of June 30, 2020, there were $30.0 million borrowings outstanding under the Revolving Financing. We refer to the Term Financing and the Revolving Financing together as the “Financing Facilities.”

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

The 2023 Notes were scheduled to mature on July 1, 2023 and bore interest at a rate of 6.125%. The 2023 Notes were the direct unsecured obligations and ranked pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2023 Notes were not secured by any of our assets, they were effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes were structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2023 Notes were exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries was a guarantor of the 2023 Notes and the 2023 Notes could not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2023 Notes could be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. Interest on the Notes was payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2023 Notes were listed on the NASDAQ Global Select Market under the trading symbol “CMFNL.” We could from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder.

On March 26, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, the redemption date, April 25, 2021. The 2023 Notes were redeemed on April 25, 2021. For more information, see “—Recent Developments.”

The indenture under which the Notes were issued (the “2023 Notes Indenture”) contained certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the 2023 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the 2023 Notes Indenture.

Notes due 2026

On March 31, 2021, we closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes will mature on April 1, 2026 and bear interest at a rate of 4.875%. The 2026 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2026 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2026 Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2021, the outstanding principal balance of the 2026 Notes was approximately $65 million.

The indenture under which the 2026 Notes are issued (the “2026 Notes Indenture”) contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar no-action or other relief), and to provide financial information to the holders of the 2026 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are set forth in the 2026 Notes Indenture.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2021 and June 30, 2020, approximately 2.17% and 10.75% of our total assets were non-qualifying assets, respectively.

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

At March 31, 2021, our investment portfolio of $251.8 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 87.11% were first lien investments, 4.56% were second lien investments, 4.76% were unitranche first lien debt investments, and 3.57% were in equities, warrants, or other positions. At March 31, 2021, our average and largest portfolio company investment at fair value was $7.2 million and $12 million, respectively.

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

As of March 31, 2021 and June 30, 2020, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 8.88% and 9.58%, respectively. As of March 31, 2021 and June 30, 2020, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 8.31% and 9.01%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At March 31, 2021 and June 30, 2020, the industry composition of our portfolio in accordance with the GICS codes at fair value was as follows:

	Percentage of Total Portfolio at March 31, 2021	Percentage of Total Portfolio at June 30, 2020
Professional Services	12.35%	11.48%
Energy Equipment & Services	10.11	10.92
Trading Companies & Distributors	9.80	9.09
Containers & Packaging	7.04	5.93
Commercial Services & Supplies	6.64	4.58
Construction & Engineering	6.41	11.18
Software	5.37	—
Retail	4.60	4.32
Diversified Telecommunication Services	4.58	4.64
Distributors	3.81	3.49
Airlines	3.67	3.35
Auto Components	3.43	2.31
Consumer Finance	3.15	3.37
Internet & Direct Marketing Retail	3.14	2.29
Automobiles	3.11	—
Textiles, Apparel & Luxury Goods	2.75	—
Internet Software & Services	2.69	3.41
Household Durables	1.97	1.82
Construction Materials	1.91	2.41
Road & Rail	1.74	1.43
IT Services	0.98	1.10
Technology Hardware, Storage & Peripherals	0.66	0.52
Media	0.09	7.09
Specialty Retail	—	2.08
Chemicals	—	1.77
Hotels, Restaurants & Leisure	—	1.42
Wireless Telecommunication Services	—	—

	100.00%	100.00%

During the three months ended March 31, 2021, we added two investments in new portfolio companies totaling approximately $14.8 million. Of the new investments, 100.0% consisted of first lien investments.

At March 31, 2021, 99.3% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.7% bore interest at fixed rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2021, we had two investments with aggregate unfunded commitments of $3.2 million, and as of June 30, 2020, we had four investments with aggregate unfunded commitments of $7.9 million. As of March 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of March 31, 2021			As of June 30, 2020
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$27,336,340	10.8%	4	$25,254,600	9.3%	3
2	157,873,934	62.7	28	162,252,467	60.0	30
3	49,074,262	19.5	8	64,792,766	23.9	16
4	6,267,826	2.5	1	9,848,588	3.7	3
5	11,252,133	4.5	9	8,473,288	3.1	3

Total	$251,804,495	100.0%	50	$270,621,709	100.0%	55

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2021 decreased to $6.0 million from $8.8 million for the three months ended March 31, 2020, primarily related to a decrease in assets under management and the first and second lien investments in Premiere Global Services, Inc. being placed on non-accrual status.

Expenses

Total expenses for the three months ended March 31, 2021 decreased to $4.2 million, compared to $5.4 million for the three months ended March 31, 2020, primarily due to a decrease in interest expenses related to decreased borrowings under the Revolving Financing and no income-based fees during the three months ended March 31, 2021.

Net investment income

Net investment income decreased to $1.8 million for the three months ended March 31, 2021 from $3.4 million for the three months ended March 31, 2020, primarily due to a decrease in assets under management compared to the prior period partially offset by a decrease in interest expense and income-based fees during the same period and the first and second lien investments in Premiere Global Services, Inc. being placed on non-accrual status.

Net realized gain or loss

Net realized loss on investments for the three months ended March 31, 2021 decreased to $3.6 million, compared to a realized loss on investments of $7.6 million for the three months ended March 31, 2020, primarily related to the restructure of BioPlan USA, Inc and the termination of PR Wireless, Inc., $0.01 strike (Warrants).

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $5.5 million for the three months ended March 31, 2021, primarily due to the increase in value of BioPlan USA, Inc., GEE Group, Inc., Qualtek USA LLC, and One Sky Flight LLC offset by the decrease in value of Premiere Global Services, Inc.

During the three months ended March 31, 2020, we recorded a net change in unrealized depreciation of $20.0 million, primarily due to the decrease in the value of 1888 Industrial Services, 4L Technologies Inc, Bioplan USA, Inc., DSG Entertainment Services, Inc., Fusion Connect Inc., GEE Group Inc., Premiere Global Services, Inc. and Techniplas LLC. The resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic.

Comparison of the nine months ended March 31, 2021 and March 31, 2020

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2021 decreased to $20.1 million from $26.8 million for the nine months ended March 31, 2020, primarily due to a decrease in assets under management and the first and second lien investments in Premiere Global Services, Inc. being placed on non-accrual status.

Expenses

Total expenses for the nine months ended March 31, 2021 decreased to $12.5 million, compared to $16.1 million for the nine months ended March 31, 2020, primarily due to a decrease in interest expenses related to decreased borrowings under the Revolving Financing, lower base management fees and no income-based fees during the three months ended March 31, 2021.

Net investment income

Net investment income decreased to $7.6 million for the nine months ended March 31, 2021 from $10.7 million for the nine months ended March 31, 2020, primarily due to a decrease in investment income offset by a decrease in expenses compared to the prior period offset by an increase in investment income during the same period.

Net realized gain or loss

Net realized losses on investments totaled $3.6 million for the nine months ended March 31, 2021, primarily due to the restructure of Bioplan USA, Inc. and the termination of PR Wireless, Inc., $0.01 strike (Warrants) offset by the sale of BW Gas & Convenience. Net realized losses on investments totaled $7.6 million for the nine months ended March 31, 2020, primarily due to the restructure of Fusion Connect, Inc. and 4L Technologies, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $5.6 million for the nine months ended March 31, 2021, primarily due to the increase in the value of Bioplan USA, Inc., CB URS Holdings Corporation, Pixelle Specialty Solutions LLC, and Techniplas LLC Common Stock offset by the decrease in value of 1888 Industrial Services, LLC, Premiere Global Services, Inc, and ZeroChaos Parent, LLC.

During the nine months ended March 31, 2020, we recorded a net change in unrealized depreciation of $25.3 million, primarily due to the decrease in the value of 1888 Industrial Services, 4L Technologies Inc, Bioplan USA, Inc., DSG Entertainment Services, Inc., Fusion Connect Inc., GEE Group Inc., Premiere Global Services, Inc. and Techniplas LLC. The resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic.

Liquidity and capital resources

Cash flows

For the nine months ended March 31, 2021, our unrestricted cash balance increased by $65 million. During that period, cash increased by $38.6 million from operating activities, primarily due to sales of investments of $71.1 million in portfolio companies and offset by payments for the purchase of investments in portfolio companies of $45.7 million. During the same period, cash from financing activities increased by $27.6 million, consisting primarily of proceeds of $65 million from the 2026 Notes, repayments of $30 million from borrowings under the Revolving Financing and distributions of $7.5 million to our stockholders.

Capital resources

As of March 31, 2021, we had $79.9 million of cash as well as $6.5 million in restricted cash and $20 million of capacity under the Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2023 Notes and 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

In accordance with certain applicable U.S. Department of Treasury (“Treasury”) regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

For the three and nine months ended March 31, 2021 under the Advisory Agreement, $1,160,047 and $3,570,259, respectively, in Base Management Fees were earned by the Adviser, of which $84,227 and $291,557, respectively, was waived and $1,075,820 was payable at March 31, 2021. For the three and nine months ended March 31, 2020 under the Advisory Agreement, $1,359,833 and $4,084,894, respectively, in Base Management Fees were earned by the Adviser, of which $63,797 and $165,832, respectively, was waived and $1,296,037 was payable at March 31, 2020.

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

For the three and nine months ended March 31, 2021, we incurred no Income-Based Fees. As of March 31, 2021, $20,160 of such Income-Based Fees are currently payable to the Adviser and $628,962 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2020, we incurred $0 and $832,472, respectively, of Income-Based Fees, of which $336,971 was waived for the nine months ended March 31, 2020. As of March 31, 2020, $737,659 of such Income-Based Fees were payable to the Adviser and $737,660 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. For the avoidance of doubt, realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation with respect to our portfolio as of the end of the fiscal year ended June 30, 2020 are excluded from the calculations of the Capital Gains Fee.

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

As of March 31, 2021 and March 31, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement, respectively.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021, our off-balance sheet arrangements consisted of $3.2 million in unfunded commitments to two of our portfolio companies. As of March 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2020, our off-balance arrangements consisted of $7.9 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to March 31, 2021 through May 7, 2021, the Company invested $12.4 million and received $23.1 million in repayments.

On May 6, 2021, our board of directors declared a distribution for the quarter ended June 30, 2021 of $0.15 per share, payable on July 9, 2021 to stockholders of record as of June 18, 2021.

On April 25, 2021, we redeemed in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, April 25, 2021.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2021, 99.3% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at March 31, 2021, a 1.00% increase in interest rates would decrease our net interest income by approximately 4.5% and a 2.00% increase in interest rates would increase our net interest income by approximately 3.9%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, monthly and quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Additionally, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing or difficulties in accessing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals that have been adversely affected by the COVID-19 pandemic. Further, on March 11, 2021, the American Rescue Plan, a $1.9 trillion COVID-19 relief bill, was signed into law, and on March 30, 2021, the PPP Extension Act was signed into law, which extended the deadline to submit Paycheck Protection Program applications from March 31, 2021 to May 31, 2021. However, our portfolio companies have not benefited from the CARES Act and we do not expect that they will benefit from most of the other subsequent legislation intended to provide financial relief or assistance.

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

The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2021, including for the reasons described herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws (1)
4.1	Second Supplemental Indenture, dated as of March 31, 2021, between Investcorp Credit Management BDC, Inc. and U.S. Bank National Association, as trustee(3)
4.2	Form of Global Note with respect to the 4.875% Notes due 2026(3)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Notice of Redemption of 6.125% Notes due 2023(4)

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 31, 2021.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 26, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2021

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer