Form 10-K
period 2021-06-30
Investcorp Credit Management BDC, Inc.
filed 2021-09-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $62.7 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,383,340 shares of the Registrant’s common stock outstanding as of September 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2021

i

PART I

Item 1.	Business

Our Company

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

We seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with emphasis on companies with high-quality sponsors. Our investments typically range in size from $5 million to $25 million. We expect that our portfolio companies will use our capital for organic growth, acquisitions, market or product expansion, refinancings, and/or recapitalizations. We invest, and intend to continue to invest, in standalone first and second lien loans and unitranche loans, with an emphasis on floating rate debt. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. We also selectively invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking such upside participation interests as part of a broader investment relationship.

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

As of June 30, 2021 and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively. We intend to repay the Term Facility in full on or prior to December 5, 2021 in accordance with the terms of the Term Facility.

On November 20, 2017, as subsequently amended, we entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, we amended the Revolving Financing to reduce the size of the Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. We do not expect to extend the term of the Revolving Facility. Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of June 30, 2021 and June 30, 2020, there were $0 and $30.0 million borrowings outstanding under the Revolving Financing, respectively.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing requires the payment of (A) an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing, and (B) an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. We refer to the Term Financing, the Revolving Financing and the Capital One Revolving Financing collectively as the “Financing Facilities.”

Portfolio Composition

As of June 30, 2021, our portfolio consisted of debt and equity investments in 36 portfolio companies with a fair value of $245.9 million. As of June 30, 2021, our portfolio at fair value consisted of 93.69% first lien investments, 2.54% second lien investments, and 3.77% equity, warrant or other positions. At June 30, 2021, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 8.10%. At June 30, 2021, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 7.62%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), as of June 30, 2021 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2021 was as follows:

Percentage of Total Portfolio at June 30, 2021
Professional Services	10.56%
Energy Equipment & Services	8.30
Containers & Packaging	7.61
Construction & Engineering	6.54
Commercial Services & Supplies	6.00
Trading Companies & Distributors	5.58
Software	5.44
Consumer Finance	5.29
Retail	4.69
Home Improvement Retail	3.95
Distributors	3.87
Airlines	3.73
Auto Components	3.54
IT Consulting & Other Services	3.53
Automobiles	3.24
Real Estate Management & Development	3.21
Textiles, Apparel & Luxury Goods	2.81
Internet & Direct Marketing Retail	2.57
Internet Software & Services	2.34
Construction Materials	1.98
Personal Products	1.96
Road & Rail	1.77
Technology Hardware, Storage & Peripherals	0.79
Diversified Telecommunication Services	0.62
Media	0.08

100.00%

The Adviser and Administrator – CM Investment Partners LLC

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”)

and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $14.3 billion as of June 30, 2021. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 37 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2021, Investcorp Group had $37.6 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 430 people across its offices in New York, London, Switzerland, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Beijing, and Singapore. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

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

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Managing Director of the Adviser. In addition, Jeremy Ghose, the Managing Director and Head of Investcorp, has a non-voting observer role on the Investment Committee.

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Investcorp BDC was required by August 30, 2021 to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions. As of the date of this Annual Report on Form 10-K, Investcorp BDC has completed all required purchases under the Stock Purchase Agreement. For more information, see “ Recent Developments.”

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including standalone first and second lien loans and unitranche loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

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

•

regulatory changes have caused many commercial and investment banks, in recent years, to de-emphasize their service and product offerings to middle-market companies in favor of lending to large corporate clients and managing capital markets transactions;

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $703 billion of uncalled capital as of December 31, 2020. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

•

Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders. Further, we believe that in the current environment, as the economy reopens following the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, each with over 40 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by three additional investment professionals, who collectively with Messrs. Mauer and Jansen, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with Investcorp, its parent company, which is the leading global credit investment platform with assets under management of $14.3 billion as of June 30, 2021. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

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

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and an additional investment professional of the Investment Team. The Investment Committee consists of Messrs. Mauer, Jansen and Muns, with Mr. Ghose as a non-voting observer. Every initial investment requires approval by a majority of the Investment Committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by at least a majority of the Investment Committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s investment professionals also monitor the portfolio for developments, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

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

Investment Strategy

We invest in standalone first and second lien loans and unitranche loans, and selectively in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking advantage of a potential benefit from an increase in the value of such portfolio company as part of an overall relationship. We seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. Our investments typically range in size from $5 million to $25 million. We may invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, we expect to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with high-quality sponsors.

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

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by one of the Co-Chief Investment Officers of the Adviser and an additional investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the Investment Committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the approval of a majority of the Investment Committee and such majority must include both Messrs. Mauer and Jansen. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Investment Committee.

If the Adviser decides to pursue an opportunity, a preliminary term sheet will be produced for the target portfolio company. This term sheet serves as a basis for the discussion and negotiation of the critical terms of the proposed financing. At this stage, the Adviser begins its formal underwriting and investment approval process as described below. After the negotiation of a transaction, the financing is presented to the Investment Committee of the Adviser for approval. Upon approval of a financing transaction, the parties will prepare the relevant loan documentation. An investment is funded only after all due diligence is satisfactorily completed and all closing conditions have been satisfied. The investments in our portfolio are monitored by a member of the Investment Committee aided by the investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

Portfolio Management Strategy

The investments in our portfolio are monitored by a member of the Investment Committee aided by the investment professionals of the Investment Team, who also perform credit updates on each investment quarterly.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2021			As of June 30, 2020
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$34,238,793	13.9%	5	$25,254,600	9.3%	3
2	174,277,539	70.9	30	162,252,467	60.0	30
3	33,232,598	13.5	7	64,792,766	23.9	16
4	—	—	—	9,848,588	3.7	3
5	4,106,690	1.7	8	8,473,288	3.1	3

Total	$245,855,620	100.0%	50	$270,621,709	100.0%	55

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by the investment team of the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding the fair value of each investment; and

•

the board of directors then discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Management Agreements

Advisory Agreement

The Advisory Agreement went into effect on August 30, 2019 (the “Commencement Date”).

Management Services

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Advisory Agreement, the Adviser:

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

The Adviser’s services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities.

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

Under the Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement. No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2022, the period that on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

In addition, under the Advisory Agreement, the portion of such Incentive Fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to the Adviser only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of Incentive Fees payable) and would result in a reduction and possible elimination of the Incentive Fees for such quarter. Notwithstanding any such Incentive Fee reduction or elimination, there is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle, and there is no delay of payment if prior quarters are below the quarterly hurdle.

The following is a graphic representation of the calculation of the Income-Based Fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Based Fee

Capital Gains Fee

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with this fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

Board Approval of the Advisory Agreement

On August 25, 2021, our board of directors, including all of the Independent Directors, held a meeting to consider and approve the continuation of the Advisory Agreement. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates; and (7) other factors our board of directors deemed to be relevant. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

Based on the information reviewed and the discussion thereof, our board of directors, including all of the Independent Directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Advisory Agreement as being in the best interests of our stockholders. In voting to approve the Advisory Agreement, our board of directors, including all of the Independent Directors, made the following conclusions:

•

Nature, Extent and Quality of Services. In considering the nature, extent and quality of the services to be provided by the Adviser, our board of directors discussed the experience of current key personnel of the Adviser and considered its experience with the Adviser providing investment management services to the Company. Our board of directors also considered the investment selection process employed by the Adviser, including the flow of transaction opportunities resulting from the Investment Team’s significant experience in structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies; the employment of the Adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered the Adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our board of directors considered the other terms and conditions of the Investment Advisory Agreement. Our board of directors determined that the substantive terms of the Advisory Agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders. Based on the factors above, as well as those discussed below, our board of directors concluded that it was satisfied with the nature, extent and quality of the services to be provided to the Company by the Adviser under the Advisory Agreement.

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

Our board of directors noted that the exclusion of cash and cash equivalents from the Base Management Fee calculation makes it more beneficial to stockholders than certain other fee structures in the peer group. Our board of directors also noted the stockholder-friendly three-year Total Return Requirement, which would result in the net investment income amount utilized for the income-based Incentive Fee calculation being reduced to the extent of any net realized losses and net unrealized depreciation during the applicable three-year period.

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2021, the Company’s portfolio at fair value consisted of 93.69% first lien investments, 2.54% second lien investments, and 3.77% equity, warrant or other positions.

•

Costs of Services Provided and Economies of Scale. Our board of directors considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Advisory Agreement reflect these economies of scale for the benefit of our stockholders. Taking into account such information, our board of directors determined that the advisory fee structure under the Investment Advisory Agreement was reasonable with respect to any economies of scale that may be realized as the Company grows, and that there were no material economies of scale to be realized at the Company’s current asset level.

•

Limited Potential for Additional Benefits Derived by the Adviser. Our board of directors considered existing and potential sources of indirect income the Adviser receive as a result of the relationship with us, including reimbursements to the Adviser of allocable expenses under the Administration Agreement, and whether there would be potential for additional benefits to be derived by the Adviser as a result of our relationship with the Adviser, and was advised any such potential would be limited.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

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

In accordance with the 1940 Act, on May 2, 2018, our board of directors, including a “required majority,” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. For more information, see “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by the Adviser or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies. The Company has applied for a new exemptive relief order which, if granted, would supersede the Exemptive Relief and would permit the Company greater flexibility to enter into co-investment transactions. There can be no assurance that the Company will obtain such ne exemptive relief from the SEC. For more information, see “Recent Developments.”

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

The following is a summary of the principal risks that you should carefully consider before investing in our securities:

Risks Relating to the Current Environment

•	The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

•

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected the debt and equity capital markets, which has had, and may continue to have, a negative impact on our business, financial condition and results of operations.

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

•	Adverse developments in the credit markets may impair our ability to secure debt financing.

•	Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Risks Relating to Our Business and Structure

•	We depend upon key personnel of the Adviser for our future success. If the Adviser were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

•	Our relationship with Investcorp may create conflicts of interest.

•	Because we finance our investments with borrowed money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

•

We may default under the Financing Facilities or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

•	The involvement of our interested directors in the valuation process may create conflicts of interest.

•

The Advisory Agreement and the Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

•

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

Risks Relating to the Adviser or Its Affiliates

•	Our incentive fee may induce the Adviser to make speculative investments.

•

The Adviser’s liability is limited under the Advisory Agreement and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•

The Adviser can resign as the Adviser or administrator upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Risks Relating to Our Investments

•	Economic recessions or downturns could adversely affect our portfolio companies, leading to defaults on our investments, which would harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

•

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

•	The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

Risks Relating to an Investment in Our Common Stock

•	We cannot assure you that the market price of shares of our common stock will not decline.

•	There is a risk that you may not receive distributions or that our distributions may not grow over time or a portion of your distributions may be a return of capital.

•	The market price of our common stock may fluctuate significantly.

Risks Relating to an Investment in Our Notes

•	The indenture under which our 4.875% notes due 2026 (the “2026 Notes”) are issued contains limited protection for holders of the 2026 Notes.

•	There is no active trading market for the 2026 Notes. If an active trading market does not develop for the 2026 Notes, you may not be able to sell them.

Risks Relating to U.S. Federal Income Tax

•	We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

•	We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

General Risks

•	We are subject to risks related to corporate social responsibility.

•

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Risks Relating to the Current Environment

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy. During the second fourth of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected the debt and equity capital markets, which has had, and may continue to have, a negative impact on our business, financial condition and results of operations.

From time to time, capital markets experience periods of disruption and instability. For example, the U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Most recently, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. For most of 2020 and 2021, the volatility of global economic conditions has materially and adversely impacted the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 can be controlled and abated and whether there will be additional economic shutdowns. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

•

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

•

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. See “The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

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

If the economy is unable to substantially reopen, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling came back into effect on August 1, 2021, as Congress has not yet taken legislative action to further extend or defer the two year congressional suspension of the debt ceiling.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, regulatory and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

From time to time, social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period.

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s departure from the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. We cannot assure you that these market conditions will not continue or worsen in the future. Furthermore, we cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the European Union (the “EU”) or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

Capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Capital markets disruptions and economic uncertainty may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business and Structure

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2021, substantially all of our assets were pledged as collateral under the Financing Facilities. In addition, under the terms of the Financing Facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual results may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(36.4)%	(22.5)%	(8.6)%	5.3%	19.2%

(1)	Assumes $267.7 million in total assets, $165.4 million in debt outstanding, $96.4 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

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

The Financing Facilities are, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders in the Financing Facilities will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market-based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Mr. Mauer, an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Mauer, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this Annual Report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

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

Our board of directors is divided into three classes of directors serving staggered terms. A classified board may render a change in control of us or removal of our incumbent management more difficult. The Maryland General Corporation Law and our charter and bylaws contain additional provisions that may discourage, delay or make more difficult a change in control of Investcorp Credit Management BDC, Inc. or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of the Independent Directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Acquisition Act. As a result, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines it would be in our best interest.

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

Risks Relating to the Adviser or Its Affiliates

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

As of June 30, 2021, our investments in the professional services industry represented approximately 10.56% of the fair value of our portfolio, and our investments in the energy equipment and services industry represented approximately 8.30% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 10.56% of our total portfolio as of June 30, 2021. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the energy equipment and services and oil, gas and consumable fuels industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the energy equipment and services industry together with oil, gas and consumable fuels represented approximately 8.30%, in the aggregate, of our total portfolio as of June 30, 2021. The revenues, income (or losses) and valuations of companies in these industries are highly dependent upon the valuations of oil and gas companies, which can fluctuate suddenly and dramatically due to any one or more of the following factors:

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

Production Risk. The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, cybersecurity disruptions, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends.

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

Crude oil and natural gas prices are volatile. A substantial and/or extended decline in crude oil and natural gas prices could have a material adverse effect on some of our portfolio companies in the energy sector.

Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. The prices for crude oil and natural gas are subject to a variety of factors beyond our control, such as the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand. These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Accordingly, our portfolio companies in the energy sector are at risk for the volatility in crude oil and natural gas prices. A prolonged decline in crude oil and/or natural gas prices may have an adverse effect on our business, financial condition and/or operating results.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”),

a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

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

Risks Relating to an Investment in Our Common Stock

We cannot assure you that the market price of shares of our common stock will not decline.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. In addition, if our common stock trades below its net asset value per share, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	increases in the interest rates we pay;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Adviser’s key personnel;

•	change in the Adviser’s relationship with Investcorp under the Investcorp Services Agreement;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak.

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

Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock

Risks Relating to an Investment in Our Notes

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities.

The 2026 Notes are not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Financing Facilities) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes.

As of June 30, 2021, we had, through CM SPV, $102.0 million and $0 million in outstanding indebtedness under the Term Financing and the Revolving Financing, respectively, which are secured by the assets held at CM SPV. The indebtedness under the Financing Facilities is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $5.9 million as of June 30, 2021.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such current or future subsidiary and to any indebtedness or other liabilities of any such current or future subsidiary senior to our claims, including under the Financing Facilities. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

The indenture under which the 2026 Notes are issued contains limited protection for holders of the 2026 Notes.

The Indenture offers limited protection to holders of the 2026 Notes. The terms of the Indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2026 Notes. In particular, the terms of the Indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the Indenture and the 2026 Notes do not protect holders of the 2026 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2026 Notes) and take a number of other actions that are not limited by the terms of the 2026 Notes may have important consequences for you as a holder of the 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes or negatively affecting the market value of the 2026 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the Indenture and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for trading levels and prices of the 2026 Notes.

There is no active trading market for the 2026 Notes. If an active trading market does not develop for the 2026 Notes, you may not be able to sell them.

The 2026 Notes are not listed on any securities exchange or for quotation on any automated dealer quotation system. As such, there currently is no trading market. If the 2026 Notes are traded in the future, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, including the impact of COVID-19, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the 2026 Notes, it is not obligated to do so, and the underwriter may discontinue any market-making activities in the 2026 Notes without notice at any time in its sole discretion. Accordingly, there is no assurance that a liquid trading market will develop or be maintained for the 2026 Notes, that holders will be able to sell the 2026 Notes at a particular time or that the price holders of the 2026 Notes receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under the Financing Facilities or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Financing Facilities), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Financing Facilities or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from investment activities, or that future borrowings will be available to us under the Financing Facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2026 Notes, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 2026 Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Financing Facilities or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2026 Notes and our other debt. If we breach our covenants under the Financing Facilities or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Financing Facilities or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt, including the Financing Facilities. Because the Financing Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if we have a default under the terms of the 2026 Notes, the obligations under the Financing Facilities or any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

We may choose to redeem the 2026 Notes when prevailing interest rates are relatively low.

The 2026 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2026 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2026 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2026 Notes being redeemed.

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event (as defined in the Indenture) because we may not have sufficient funds. We would not be able to borrow under the Revolving Financing to finance such a repurchase of the 2026 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes may require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of the Financing Facilities also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the Financing Facilities at that time and to terminate the Financing Facilities. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2026 Notes and a cross-default under the agreements governing the Financing Facilities, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes exercise their right to require us to repurchase 2026 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

Risks Related to U.S. Federal Income Tax

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, in December 2017, Congress passed tax reform legislation that made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

General Risks

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

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, disease pandemics, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computers, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)			Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share (4)
Fiscal Year Ended				High	Low
June 30, 2022
First quarter (through September 10, 2021)	$		*	$6.42	$5.30	*%	*%	$0.15
June 30, 2021
Fourth quarter		6.92		6.04	5.40	(12.72)%	(21.97)%	0.15
Third quarter		7.93		6.05	4.62	(23.71)%	(41.74)%	0.18
Second quarter		7.84		5.45	2.99	(30.48)%	(61.86)%	0.18
First quarter		7.81		4.38	3.09	(43.92)%	(60.44)%	0.18
June 30, 2020
Fourth quarter		7.79		4.84	2.95	(37.87)%	(62.13)%	0.18
Third quarter		8.15		7.65	1.49	(6.13)%	(81.72)%	0.25
Second quarter		10.15		7.32	6.45	(27.88)%	(36.45)%	0.25
First quarter		10.19		7.65	6.65	(24.93)%	(34.74)%	0.25
June 30, 2019
Fourth quarter		10.51		7.61	7.05	(27.59)%	(32.92)%	0.25
Third quarter		11.14		8.15	6.21	(26.84)%	(44.25)%	0.25
Second quarter		11.49		8.77	5.90	(23.67)%	(48.65)%	0.25
First quarter		12.41		9.40	8.60	(24.25)%	(30.70)%	0.25

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
(4)

Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”

*

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 10, 2021 was $5.50 per share. As of September 10, 2021, we had 30 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of September 10, 2021, our shares of common stock traded at a discount equal to approximately 20.52% of the net assets attributable to those shares based upon our $6.92 net asset value per share as of June 30, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2022
First Quarter	Base	August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
June 30, 2021
Fourth Quarter	Base	May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
Third Quarter	Base	February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
Third Quarter	Supplemental	February 3, 2021	March 12, 2021	April 1, 2021	$0.0300
Second Quarter	Base	November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
Second Quarter	Supplemental	November 3, 2020	December 10, 2020	January 4, 2021	$0.0300
First Quarter	Base	August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
First Quarter	Supplemental	August 26, 2020	September 25, 2020	October 15, 2020	$0.0300
June 30, 2020
Fourth Quarter	Base	May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
Fourth Quarter	Supplemental	May 7, 2020	June 19, 2020	July 10, 2020	$0.0300
Third Quarter	Base	February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
Second Quarter	Base	November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
First Quarter	Base	August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
June 30, 2019
Fourth Quarter	Base	May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
Third Quarter	Base	February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
Second Quarter	Base	November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
First Quarter	Base	August 23, 2018	September 18, 2018	October 5, 2018	$0.2500

Total					$2.7700

Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended June 30, 2021. For more information, see “Recent Developments.”

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wells Fargo BDC Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Crescent Capital BDC, Inc., Portman Ridge Finance Corporation, OFS Capital Corp., Stellus Capital Investment Corporation, First Eagle Alternative Capital BDC, Inc., and WhiteHorse Finance Inc., for the period from February 6, 2014 (initial public offering) through June 30, 2021. The graph assumes that, on February 6, 2014, an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial data for the years ended June 30, 2021, June 30, 2020, June 30, 2019, and June 30, 2018 is derived from our financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The following selected financial data for the year ended June 30, 2017 is derived from our financial statements which have been audited by Ernst & Young LLP, our former independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended June 30,
Statement of Operations Data:	2021	2020	2019	2018	2017
Total investment income	$26,688,975	$34,460,604	$34,397,822	$40,791,752	$31,012,197
Total expenses, net of fee waiver	$17,587,259	$20,295,322	$20,898,983	$21,816,119	$15,313,613
Net investment income	$9,101,716	$14,165,282	$13,498,839	$18,975,633	$15,698,584
Net increase (decrease) in net assets resulting from operations	$(2,313,825)	$(24,656,475)	$(14,542,229)	$15,625,480	$23,579,465

Per Share Data(1):
Net asset value	$6.92	$7.79	$10.51	$12.57	$12.41
Net investment income	$0.65	$1.03	$0.99	$1.39	$1.15
Net increase (decrease) in net assets resulting from operations	$(0.17)	$(1.79)	$(1.07)	$1.14	$1.72
Distributions declared	$0.69	$0.93	$1.00	$1.00	$1.20

Balance Sheet Data:
Investments at fair value	$245,855,620	$270,621,709	$306,390,993	$293,592,013	$254,907,171
Cash and cash equivalents	$5,845,249	$14,876,444	$19,706,281	$5,620,441	$10,646,697
Total assets	$267,682,859	$296,794,509	$336,947,992	$314,534,581	$296,033,878
Total liabilities	$171,327,010	$188,669,514	$193,864,102	$143,011,915	$126,085,766
Total net assets	$96,355,849	$108,124,995	$143,083,890	$171,522,666	$169,948,112

Other Data:
Number of portfolio companies at period end	36	38	33	25	23
Weighted average yield on debt investments (at cost) at period end	8.10%	9.58%	10.50%	11.19%	9.73%
Weighted average yield on total investments (at cost) at period end	7.62%	9.01%	10.25%	11.12%	9.64%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	our business prospects and the prospects of our portfolio companies;

•	the return or impact of current and future investments;

•	the impact of global health pandemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	our contractual arrangements and relationships with Investcorp and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to obtain exemptive relief from the Securities and Exchange Commission (“SEC”);

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations.

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle- market companies in the form of standalone first and second lien, unitranche loans, and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by the Cyrus Funds and Stifel and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $37.6 billion as of June 30, 2021. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

In addition, on June 26, 2019, we entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, following the initial closing under the Stock Purchase Agreement on August 30, 2019 (the “Closing”) and prior to the second anniversary of the date of the Closing, Investcorp BDC was required to purchase (i) 680,985 newly issued shares of our common stock, par value $0.001 per share, at the most recently determined net asset value per share of our common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of our common stock in open-market or secondary transactions. As of the date of this Annual Report on Form 10-K, Investcorp BDC has completed all required purchases under the Stock Purchase Agreement. See “—Recent Developments” for more information.

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with this fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

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

From time to time, we may form certain taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for U.S. federal income tax purposes. At June 30, 2021 and June 30, 2020, we had no Taxable

Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy, including the Company’s primary markets of operation. During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. During the year ended June 30, 2021, and subsequent to June 30, 2021, the COVID-19 pandemic continues to have a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will continue to negatively affect our portfolio companies’ operating results or the impact that such disruptions may continue to have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information concerning the COVID-19 pandemic and its impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

In response to the COVID-19 pandemic, the Adviser instituted a hybrid work from home policy. Subject to health and safety protocols, it is expected that most employees will follow this hybrid work from home schedule for the foreseeable future.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Investment Team responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed by the investment team of the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our board of directors;

•	the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our board of directors regarding the fair value of each investment; and

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

As of June 30, 2021, and June 30, 2020 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Rule 2a-5 under the 1940 Act was adopted in December 2020 by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2021, we had four investments on non-accrual status and one investment on partial non-accrual status, which represented approximately 1.7% of our portfolio at fair value. As of June 30, 2020, we had no investments on non-accrual status.

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

As of June 30, 2021 and June 30, 2020, there were $102.0 million and $102.0 million in borrowings outstanding under the Term Financing, respectively. We intend to repay the Term Facility in full on or prior to December 5, 2021 in accordance with the terms of the Term Facility.

On November 20, 2017, as subsequently amended, we entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, we amended the Revolving Financing to reduce the size of the Revolving Financing to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. We do not expect to extend the term of the Revolving Financing. Borrowings under the Revolving Financing will generally bear interest at a rate per annum equal to one-month LIBOR plus 3.15%. We will pay a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of June 30, 2021 and June 30, 2020, there were $0 and $30.0 million borrowings outstanding under the Revolving Financing, respectively. We refer to the Term Financing, the Revolving Financing and the Capital One Revolving Financing collectively as the “Financing Facilities.”

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2021, the outstanding principal balance of the 2026 Notes was approximately $65 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2021, approximately 6.81% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, incentive fees, expenses reimbursable by us under the prior advisory agreement dated February 5, 2015 (the “Prior Advisory Agreement”) or the Advisory Agreement, as applicable, and administration fees and our allocable portion of overhead under the Prior Administration Agreement or Administration Agreement, as applicable. The Base Management Fee and Incentive Fee compensation remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

As of June 30, 2021, our investment portfolio of $245.9 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 93.69% were first lien investments, 2.54% were second lien investments, and 3.77% were in equities, warrants and other positions. At June 30, 2021, our average and largest portfolio company investment at fair value was $6.8 million and $13.0 million, respectively.

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

As of June 30, 2021, and June 30, 2020, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 8.10% and 9.58%, respectively. As of June 30, 2021, and June 30, 2020, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 7.62% and 9.01%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR, as of June 30, 2021 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2021 and June 30, 2020, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30, 2021	Percentage of Total Portfolio at June 30, 2020
Professional Services	10.56%	11.48%
Energy Equipment & Services	8.30	10.92
Containers & Packaging	7.61	5.93
Construction & Engineering	6.54	11.18
Commercial Services & Supplies	6.00	4.58
Trading Companies & Distributors	5.58	9.09
Software	5.44	—
Consumer Finance	5.29	3.37
Retail	4.69	4.32
Home Improvement Retail	3.95	—
Distributors	3.87	3.49
Airlines	3.73	3.35
Auto Components	3.54	2.31
IT Consulting & Other Services	3.53	1.10
Automobiles	3.24	1.77
Real Estate Management & Development	3.21	—
Textiles, Apparel & Luxury Goods	2.81	—
Internet & Direct Marketing Retail	2.57	2.29
Internet Software & Services	2.34	3.41
Construction Materials	1.98	2.41
Personal Products	1.96	—
Road & Rail	1.77	1.43
Technology Hardware, Storage & Peripherals	0.79	0.52
Diversified Telecommunication Services	0.62	4.64
Media	0.08	7.09
Specialty Retail	—	2.08
Household Durables	—	1.82
Chemicals	—	1.77
Hotels, Restaurants & Leisure	—	1.42

	100.00%	100.00%

During the year ended June 30, 2021, we added 16 new investments and three separate draws on existing revolving credit facilities and delayed draw term loans, totaling approximately $89.1 million. Of these investments, 13 were in new portfolio companies and three were in existing portfolio companies. Of these new investments, 99.0% consisted of first lien investments and 1.0% in equity, warrants, and other investments.

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

At June 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2021, we had three such investments with aggregate unfunded commitments of $4,425,638. As of June 30, 2020, we had four such investments with aggregate unfunded commitments of $7,854,384. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30. 2021			As of June 30, 2020
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$34,238,793	13.9%	5	$25,254,600	9.3%	3
2	174,277,539	70.9	30	162,252,467	60.0	30
3	33,232,598	13.5	16	64,792,766	23.9	16
4	—	—	—	9,848,588	3.7	3
5	4,106,690	1.7	8	8,473,288	3.1	3

Total	$245,855,620	100.0%	50	$270,621,709	100.0%	55

Results of Operations

Comparison of the years ended June 30, 2021 and June 30, 2020

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2021 decreased to $26.7 million from $34.5 million for the year ended June 30, 2020, primarily due to a decrease in assets under management.

Expenses

Total expenses for the year ended June 30, 2021 decreased to $17.6 million from $20.3 million for the year ended June 30, 2020, primarily due to a decrease in interest expenses related to decreased borrowings under the Revolving Financing, a decrease in base management fees (including waiver) related to a decrease in total assets and no income-based fees.

Net investment income

Net investment income decreased to $9.1 million for the year ended June 30, 2021 from $14.2 million for the year ended June 30, 2020, primarily due to a decrease in assets under management which decreased our interest income, partially offset by a decrease in interest expense and an increase in non-accrual investments compared to the prior period.

Net realized gain or loss

The net realized loss on investments totaled $5.8 million for the year ended June 30, 2021, primarily due to the restructure of Bioplan USA, Inc. and the termination of PR Wireless, Inc., $0.01 strike (warrants) offset by the sale of BW Gas and Convenience during the period.

The net realized loss on investments totaled $7.6 million for the year ended June 30, 2020, primarily due to the restructure of Fusion Connect Inc and 4L Technologies Inc., during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $5.6 million for the year ended June 30, 2021, primarily due to a decrease in fair value of our investments in 1888 Industrial Services, LLC and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) during the period.

We recorded a net change in unrealized depreciation of $31.2 million for the year ended June 30, 2020, primarily due to a decrease in fair value of our investments in 1888 Industrial Services, LLC , Bioplan, Exela Technologies, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.), and Techniplas during the period.

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

Liquidity and capital resources

Cash flows

For the year ended June 30, 2021, our cash balance decreased by $7.7 million. During that period, we used $18.6 million in cash towards operating activities, primarily due to investments of $89.1 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $108.2 million. During the same period, cash from financing activities decreased by $26.2 million, resulting primarily from proceeds of $64.6 million from the 2026 Notes, and repayments of $51.4 million for the 2023 Notes and $30 million from borrowings under the Revolving Financing and distributions of $9.9 million to our stockholders.

Capital Resources

As of June 30, 2021, we had $5.8 million of cash as well as $6.8 million in restricted cash and $20.0 million of capacity under the Revolving Financing. As of June 30, 2021, we had approximately $167.0 million of senior securities outstanding and our asset coverage ratio was 158%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under our Financing Facilities as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of each of the fiscal years ended June 30, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, respectively. The report of RSM US LLP, our independent registered public accounting firm, on the senior securities table as of June 30, 2021, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(5)	$2,567	—		N/A
Fiscal Year ended June 30, 2020	$132,000,000	(5)	$2,200	—		N/A
Fiscal Year ended June 30, 2019	$133,026,670	(5)	$2,329	—		N/A
Fiscal Year ended June 30, 2018	$119,823,000	(5)	$2,431	—		N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—		N/A
Fiscal Year ended June 30, 2016	$132,478,329	(6)	$2,229	—		N/A
Fiscal Year ended June 30, 2015	$150,847,459	(6)	$2,306	—		N/A
Fiscal Year ended June 30, 2014	$85,591,314	(6)	$3,339	—		N/A
Fiscal Year ended June 30, 2013	$76,500,000		$1,860	—		N/A
Citi Revolving Financing(7)
Fiscal Year ended June 30, 2021	$—		N/A	—		N/A
Fiscal Year ended June 30, 2020	$—		N/A	—		N/A
Fiscal Year ended June 30, 2019	$—		N/A	—		N/A
Fiscal Year ended June 30, 2018	$—		N/A	—		N/A
Fiscal Year ended June 30, 2017	$—		N/A	—		N/A
6.125% notes due 2023(8)
Fiscal Year ended June 30, 2021	$—		$—	—		$—
Fiscal Year ended June 30, 2020	$51,375,000		$5,674	—		$926
Fiscal Year ended June 30, 2019	$34,500,000		$8,969	—		$1,012
4.875% notes due 2026(9)
Fiscal Year ended June 30, 2021	$65,000,000		$4,027	—	$	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(4)

Not applicable, except for the 6.125% notes due 2023 (the “2023 Notes”), which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit.

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

(8)

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

(9)

On March 31, 2021, we closed the public offering of $65,000,000 in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

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

For the year ended June 30, 2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived and $1,070,580 was payable at June 30, 2021. For the year ended June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived and $1,196,937 was payable at June 30, 2020. For the year ended June 30, 2019, $5,436,135 in Base Management Fees were earned by the Adviser, of which $0 was payable under the Prior Advisory Agreement at June 30, 2019. No Base Management Fees were waived for the year ended June 30, 2019.

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

For the year ended June 30, 2021, we incurred no Income-Based Fees. As of June 30, 2021, $647,885 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2020, we incurred $832,472 of Income-Based Fees, of which $336,971 was waived for the year ended June 30, 2020. As of June 30, 2020, $707,796 of such Income-Based Fees are currently payable to the Adviser and $707,796 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2019, we incurred $1,720,707 of Income-Based Fees, of which $503,229 was waived. As of June 30, 2019, $545,991 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement and $545,991 of Income-Based Fees incurred by us were generated from deferred interest (i.e., PIK and certain discount accretion) under the Prior Advisory Agreement and were not payable until such amounts are received in cash. Past waivers by the Adviser in no way imply that the Adviser will agree to waive any Income-Based Fees in any future period.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with this fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

As of June 30, 2021 and June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2021, our off-balance sheet arrangements consisted of $4.4 million in unfunded commitments to three of our portfolio companies. As of June 30, 2020, our off-balance sheet arrangements consisted of $2.1 million in unfunded commitments to three of our portfolio companies. We maintain sufficient liquidity (through cash and borrowings under our Financing Facilities) to fund such unfunded loan commitments should the need arise.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 20, 2021, the SEC issued an exemptive order, which superseded a prior order issued on March 19, 2019, which permits us to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers.

Subsequent to June 30, 2021 and through September 10, 2021, we invested $19.2 million in two new portfolio companies and three existing portfolio companies, inclusive of funding a revolving commitment, and we received $12.1 million in repayments.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing requires the payment of (A) an upfront fee of 1.125% of the Capital One Revolving Financing at the closing, and (B) an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

On August 25, 2021, our board of directors declared a distribution for the quarter ended September 30, 2021 of $0.15 per share payable on October 14, 2021 to stockholders of record as of September 24, 2021.

On September 3, 2021, we issued 453,985 shares of common stock, par value $0.001 per share, to Investcorp at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the common stock was made pursuant to the Stock Purchase Agreement and the issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2021, 96.3% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2021, a 1.00% increase in interest rates would decrease our net interest income by approximately 4.7% and a 2.00% increase in interest rates would increase our net interest income by approximately 3.4%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Investcorp Credit Management BDC, Inc. and Subsidiaries (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended June 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2021 and 2020, by correspondence with the custodian or the agents of the underlying investments or by other appropriate auditing procedures where replies from the custodian or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments

As of June 30, 2021, the fair value of the Company’s investments classified as Level 3 investments was approximately $245.9 million, or approximately 100% of total investments. As discussed in Notes 2 and 4 in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and, to a lesser extent, equity of private and thinly-traded U.S. middle-market companies. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing non-binding broker or dealer consensus pricing and/or quotes, a market approach, an income approach, or a combination of a market and income approach, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including market yields, EBITDA multiples, broker quotes, and expected recovery analysis.

We identified the valuation of Level 3 investments as a critical audit matter given the Company uses significant subjective judgments to estimate the fair value of such investments. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs increased audit effort, including the use of a valuation specialist.

Our audit procedures related to the valuation techniques, unobservable inputs and assumptions used by management to estimate the fair value of Level 3 investments, included the following, among others:

•	We evaluated the appropriateness of the valuation techniques used for Level 3 investments and evaluated the reasonableness of any significant changes in valuation techniques since prior periods.

•

We evaluated the reasonableness of the related significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods by comparing these inputs to external sources, including, but not limited to:

¡	Historical operating results of the investment as obtained from the Company, among other sources, the financial statements and the valuation committee materials of the investment.

¡	Available market data for comparable companies.

¡	Subsequent events and transactions, where available.

•	We tested the source information used to determine the valuation input and the mathematical accuracy of the calculation used to compute the input.

•	With the assistance of a valuation specialists, we performed the following:

¡

For a portion of Level 3 investments, evaluated the valuation techniques compared to those of a market participant, used market information to develop a range of market yield, comparable financial performance multiples and discount rate assumptions and compared them to the assumptions used by management.

¡	For a portion of Level 3 investments, developed an independent estimate of the fair value and compared our estimates to management’s estimates.

•

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date. We took into consideration changes in market or investment specific factors, where available.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 13, 2021

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2021	June 30, 2020
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $297,797,756 and $316,924,638, respectively)	$245,855,620	$270,621,709
Cash	5,845,249	14,876,444
Cash, restricted	6,759,954	5,417,118
Receivable for investments sold	5,875,293	1,576,730
Interest receivable	2,501,591	2,301,641
Payment-in-kind interest receivable	41,747	514,643
Other receivables	427,208	1,135,563
Prepaid expenses and other assets	376,197	350,661

Total Assets	$267,682,859	$296,794,509

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	—	30,000,000
2023 Notes payable	—	51,375,000
2026 Notes payable	65,000,000	—
Deferred debt issuance costs	(1,235,000)	(1,042,497)
Unamortized discount	(337,773)	—

Notes payable, net	165,427,227	182,332,503
Dividend payable	2,088,265	2,499,360
Income-based incentive fees payable	647,885	707,796
Base management fees payable	1,070,580	1,196,937
Interest payable	949,360	1,000,452
Directors’ fees payable	28,859	24,559
Accrued expenses and other liabilities	1,114,834	907,907

Total Liabilities	171,327,010	188,669,514

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 13,921,767 and 13,885,335 shares issued and outstanding, respectively)	13,922	13,885
Additional paid-in capital	200,657,892	200,779,949
Distributable earnings (loss)	(104,315,965)	(92,668,839)

Total Net Assets	96,355,849	108,124,995

Total Liabilities and Net Assets	$267,682,859	$296,794,509

Net Asset Value Per Share	$6.92	$7.79

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years ended June 30,
	2021	2020	2019
Investment Income:
Interest income	$22,813,597	$28,485,264	$32,591,488
Payment in-kind interest income	2,490,026	4,629,033	953,928
Dividend income	—	—	133,858
Other fee income	1,385,352	1,346,307	718,548

Total investment income	26,688,975	34,460,604	34,397,822

Expenses:
Interest expense	7,359,079	9,535,751	8,866,796
Base management fees	4,716,233	5,385,814	5,436,135
Income-based incentive fees	—	832,472	1,720,707
Provision for tax expense	268,992	144,709	158,028
Professional fees	1,514,186	1,530,314	1,130,816
Allocation of administrative costs from advisor	1,397,069	1,402,422	1,354,247
Amortization of deferred debt issuance costs	1,107,497	135,262	781,508
Amortization of original issue discount – 2026 Notes	17,777	—	—
Insurance expense	454,324	375,753	336,629
Directors’ fees	312,500	270,000	405,000
Custodian and administrator fees	333,168	373,034	285,799
Offering expense	—	433,089	207,000
Other expenses	473,385	483,488	719,547

Total expenses	17,954,210	20,902,108	21,402,212
Waiver of base management fees	(366,951)	(269,815)	—
Waiver of income-based incentive fees	—	(336,971)	(503,229)

Net expenses	17,587,259	20,295,322	20,898,983

Net investment income	9,101,716	14,165,282	13,498,839
Net realized and unrealized gain/(loss) on investments:
Net realized (loss) from investments	(5,776,334)	(7,632,194)	(21,982,973)
Net change in unrealized appreciation (depreciation) in value of investments	(5,639,207)	(31,189,563)	(6,058,095)

Total realized and unrealized gain (loss) on investments	(11,415,541)	(38,821,757)	(28,041,068)

Net increase (decrease) in net assets resulting from operations	$(2,313,825)	$(24,656,475)	$(14,542,229)

Basic and diluted:
Net investment income per share	$0.65	$1.03	$0.99
Earnings per share	$(0.17)	$(1.79)	$(1.07)
Weighted average shares of common stock outstanding	13,908,612	13,741,743	13,630,661
Distributions paid per common share	$0.69	$0.93	$1.00

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the years ended June 30,
	2021	2020	2019
Net assets at beginning of year	$108,124,995	$143,083,890	$171,522,666

Increase (decrease) in net assets resulting from operations:
Net investment income	9,101,716	14,165,282	13,498,839
Net realized gain/(loss) on investments	(5,776,334)	(7,632,194)	(21,982,973)
Net change in unrealized (depreciation) on investments	(5,639,207)	(31,189,563)	(6,058,095)

Net (decrease) in net assets resulting from operations	(2,313,825)	(24,656,475)	(14,542,229)

Stockholder distributions:
Distributions from net investment income	(9,597,248)	(12,810,438)	(13,640,442)
Distributions from net realized gains	—	—	—

Net (decrease) in net assets resulting from stockholder distributions	(9,597,248)	(12,810,438)	(13,640,442)

Capital transactions:
Issuance of common shares (0, 227,000 and 0, respectively)	—	2,308,590	—
Reinvestments of stockholder distributions	141,927	195,028	102,468
Other paid in capital	—	4,400	—
Repurchase of common stock	—	—	(358,573)

Net increase (decrease) in net assets resulting from capital transactions	141,927	2,508,018	(256,105)

Net (decrease) in net assets	(11,769,146)	(34,958,895)	(28,438,776)

Net assets at end of year	$96,355,849	$108,124,995	$143,083,890

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net (decrease) in net assets resulting from operations	$(2,313,825)	$(24,656,475)	$(14,542,229)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(89,092,452)	(101,884,993)	(201,933,500)
Payment in-kind interest	(2,973,330)	(4,114,390)	(953,928)
Sales and repayments of investments	108,183,417	105,678,135	165,479,578
Net realized loss on investments	5,776,334	7,632,194	21,982,973
Net change in unrealized depreciation on investments	5,639,207	31,189,563	6,058,095
Amortization of discount/premium on investments	(2,767,087)	(2,731,225)	(3,432,198)
Amortization of deferred debt issuance costs	1,107,497	135,262	781,508
Amortization of original issue discount	17,777	—	—

Net (increase) decrease in operating assets:
Interest receivable	(199,950)	788,998	920,811
Payment-in-kind interest receivable	472 896	(514,643)	—
Receivable for investments sold	(4,298,563)	(756,398)	6,931,543
Other receivables	708,355	(1,135,563)	245,550
Prepaid expenses and other assets	(25,536)	(122,737)	27,215

Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	(22,276,343)	9,706,893
Interest payable	(51,092)	276,230	421,069
Accrued provision for income taxes	—	(13,778)	(2,565,559)
Directors fees payable	4,300	(70,681)	(4,056)
Accrued expenses and other liabilities	206,927	667,710	(17,789)
Base management fees payable	(126,357)	1,196,937	(1,319,853)
Income-based incentive fees payable	(59,911)	161,805	(1,748,687)

Net cash provided by (used in) operating activities	20,208,607	(10,550,392)	(13,962,564)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,300,000)	(214,497)	(1,862,166)
Deferred offering costs	—	121,922	—
Issuance of common shares	—	2,308,590	—
Distributions to stockholders	(9,866,416)	(13,520,973)	(13,550,899)
Repurchase of common stock	—	—	(358,573)
Other paid in capital	—	4,400	—
Proceeds from Term loan	—	—	20,000,000
Repayments of Term loan	—	(20,000,000)	—
Proceeds from 2023 Notes	—	16,875,000	34,500,000
Proceeds from 2026 Notes	64,644,450	—	—
Repayment of 2023 Notes	(51,375,000)	—	—
Proceeds from borrowing on revolving credit facility	—	38,020,881	49,491,354
Repayments of borrowing on revolving credit facility	(30,000,000)	(19,047,551)	(56,287,684)

Net cash provided by (used in) financing activities	(27,896,966)	4,547,772	31,932,032

Net change in cash	(7,688,359)	(6,002,620)	17,969,468

See notes to consolidated financial statements.

	For the years ended June 30,
	2021	2020	2019

Cash:
Cash and restricted cash at beginning of year	20,293,562	26,296,182	8,326,714

Cash and restricted cash at end of year	$12,605,203	$20,293,562	$26,296,182

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$7,765,722	$9,259,523	$8,445,728
Cash paid for taxes	$268,992	$158,488	$2,723,561
Issuance of shares pursuant to Dividend Reinvestment Plan	$141,927	$195,028	$102,468
Non-cash purchase of investments	$(10,401,686)	$(26,043,112)	$—
Non-cash sale of investments	$10,401,686	$26,043,112	$—

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC –Term A(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,734,038	$5,734,038	$1,433,509	1.49%
1888 Industrial Services, LLC –Term B(8)(9)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC –Term C(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.70%
1888 Industrial Services, LLC – Revolver(4)(8)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	489,591	0.51%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	1,214,144	1,214,144	1,174,684	1.22%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	11/28/2025	7,462,500	7,258,253	7,462,500	7.74%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,906,250	4,820,791	4,857,188	5.04%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	8,000,000	7,883,386	7,960,000	8.26%
Altern Marketing, LLC –Revolver(4)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	—	—	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	6,321,268	6,237,489	6,321,268	6.56%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 6.50% PIK(1.00% Floor)	5/6/2016	6/8/2023	10,109,396	9,861,147	1,516,409	1.57%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	13,200,000	12,923,843	13,002,000	13.49%
Bioplan USA, Inc.	Containers & Packaging	3M L + 7.25% + 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	13,518,970	10,682,988	12,572,642	13.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,055,771	7,961,390	8.26%
CB URS Holdings Corporation	Road & Rail	6M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,683,372	4,647,348	4,355,536	4.52%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,750,274	9,682,384	9,506,516	9.87%
DSG Entertainment Services, Inc (f/k/a Deluxe Toronto Ltd.)(5)(9)	Media	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	1,025,811	1,027,136	193,776	0.20%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	10,387,734	10,260,223	9,764,470	10.13%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,910,094	4,986,882	5.18%
Fusion Connect Inc. –Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,368,184	3,317,190	3,368,184	3.50%
Fusion Connect Inc. –Take-Back Term Loan(10)	Internet Software & Services	3ML + 8.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	2,394,483	2.49%
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	3M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	6,982,500	6,915,581	6,912,675	7.17%
GS Operating, LLC	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	8,729,768	8,594,738	8,729,768	9.06%
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.25%	11/8/2019	10/25/2022	4,625,000	4,400,035	4,393,750	4.56%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hyperion Materials & Technologies, Inc.	Construction Materials	3M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	$4,925,000	$4,846,133	$4,875,750	5.06%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,064,478	7,222,695	7.50%
INW Manufacturing, LLC	Personal Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,968,750	4,822,089	4,819,688	5.00%
Klein Hersh LLC	Professional Services	6M L + 7.50% (0.75% Floor)	11/16/2020	11/13/2025	4,875,000	4,831,216	4,875,000	5.06%
LH Intermediate Corporation	Home Improvement Retail	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,875,000	9,719,016	9,717,000	10.08%
Liberty Oilfield Services LLC(5)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,133,750	6,100,587	6,133,750	6.37%
NWN Parent Holdings LLC	IT Consulting & Other Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/5/2026	8,777,696	8,691,943	8,689,919	9.02%
One Sky Flight LLC	Airlines	6M L + 7.50% (1.00% Floor)	12/19/2019	12/27/2024	9,176,185	9,004,053	9,176,185	9.52%
Pixelle Specialty Solutions LLC	Containers & Packaging	1M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,035,716	6,127,153	6.36%
Potpourri Group, Inc.	Retail	12M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	11,634,995	11,545,872	11,518,645	11.95%
ProFrac Services, LLC	Energy Equipment & Services	12M L + 8.50% (1.25% Floor)	9/7/2018	9/15/2023	7,453,912	7,431,749	7,286,199	7.56%
Qualtek USA LLC	Construction & Engineering	3M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,312,500	9,202,547	8,846,875	9.18%
Retail Services WIS Corporation	Professional Services	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	7,035,000	6,897,942	6,894,300	7.16%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/18/2027	601,813	601,813	1,267,418	1.32%
Veregy Consolidated, Inc.	Commercial Services & Supplies	3M L + 6.00% (1.00% Floor)	11/2/2020	11/3/2027	4,975,000	4,837,351	4,975,000	5.16%
Veteran Services, LLC	Real Estate Management & Development	Fixed 12.00%	5/20/2021	5/20/2022	8,000,000	7,901,863	7,890,000	8.19%

Total Senior Secured First Lien Debt Investments					265,844,952	253,889,445	230,351,618	239.06%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,936,125	6,240,000	6.48%

Total Senior Secured Second Lien Debt Investments					25,510,848	25,310,733	6,240,000	6.48%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(7)(8)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(7)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	25,486	0.03%
4L Technologies Inc Preferred Stock(7)	Technology Hardware, Storage & Peripherals				2,289	209,004	743,957	0.77%
Advanced Solutions International Preferred Equity(7)	Software				888,170	1,000,000	1,065,804	1.10%
Fusion Connect Inc. Common Stock(7)	Internet Software & Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(7)	Internet Software & Services				202,171	2,814,455	2,022	0.00%
Techniplas Foreign Holdco LP Common Stock(7)(8)	Auto Components				540,126	12,231,541	7,426,733	7.71%

Total Equity, Warrants and Other Investments					1,801,404	18,597,578	9,264,002	9.61%

Total Non-Controlled/Non-Affiliates					$293,157,204	$297,797,756	$245,855,620	255.15%

Liabilities in excess other assets							(149,499,771)	(155.15)%

Net Assets							$96,355,849	100.00%

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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 6.81% of total assets.

(6)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(7)	Securities are non-income producing.

(8)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

(9)	Classified as non-accrual asset.

(10)	Classified as partial non-accrual asset.

1M L — 1 month LIBOR (0.10 % as of June 30, 2021)

2M L — 2 month LIBOR (0.13 % as of June 30, 2021)

3M L — 3 month LIBOR (0.15 % as of June 30, 2021)

6M L — 6 month LIBOR (0.16 % as of June 30, 2021)

12M L — 12 month LIBOR (0.25 % as of June 30, 2021)

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

June 30, 2021

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) which was subsequently approved by the Company’s stockholders at a special

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 1. Organization – (continued)

meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the

“Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser (the “Prior Advisory Agreement”) and the Company’s prior administration agreement (the “Prior Administration Agreement”), respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of standalone first and second lien, unitranche loans and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

During the year ended June 30, 2021, the Company’s operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of the Company’s investment portfolio. The Company closely monitored its portfolio companies throughout this period, including assessing portfolio companies’ operation and liquidity exposure and outlook.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2021 and 2020, the Company had no taxable subsidiaries. At June 30, 2019, the Company had one Taxable Subsidiary: Zinc Borrower Blocker, LLC. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

June 30, 2021

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”), CM Finance SPV LLC (“LLC”) and Investcorp Credit Management BDC SPV (“SPV LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, the Company had four loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first and second lien loans, and one loan on partial non-accrual status, Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.7% of the Company’s portfolio at fair value. As of June 30, 2020, the Company had no loans on non-accrual status. Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment, and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the years ended June 30, 2021, June 30, 2020 and June 30, 2019, $1,200,550, $1,030,405 and $2,063,954 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $2,490,026, $4,629,033 and $953,928 during the years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, net of commissions and marketing support fees.

d. Net (Decrease) in Net Assets Resulting from Operations per Share

The net (decrease) in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions, and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV, LLC and SPV LLC based on the terms of the Notes Payable. For more information on the Notes Payable, see Note 5.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2021 or June 30, 2020.

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

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company incurred excise tax expenses of $263,703, $134,943, and $128,022 for the years ended December 31, 2020, 2019 and 2018, respectively (included in the provision for tax expenses on the consolidated statement of operations).

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2021, June 30, 2020 and June 30, 2019, the Company recorded distributions of $9.6 million, $12.8 million and $13.6 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2018 through the present remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended June 30, 2021, June 30, 2020 and June 30, 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2021	2020	2019
Additional paid-in capital	$(263,947)	$(126,635)	$(46,092)
Distributable earnings	263,947	126,635	46,092

The tax character of all distributions paid by the Company during the years ended June 30, 2021, June 30, 2020 and June 30, 2019 were ordinary income.

At June 30, 2021, June 30, 2020 and June 30, 2019, the components of distributable earnings on a tax basis are as follows:

	As of June 30,
	2021	2020	2019
Undistributed net investment income	$8,587,905	$8,108,113	$6,961,406
Accumulated capital gains (losses) and other	(6,846,521)	(8,897,026)	(22,501,208)
Capital loss carryover	(52,026,948)	(43,077,639)	(21,270,472)
Unrealized appreciation (depreciation)	(51,942,136)	(46,302,927)	(15,113,364)
Distributions payable	(2,088,265)	(2,499,360)	(3,404,923)

Distributable earnings (loss)	$(104,315,965)	$(92,668,839)	$(55,328,561)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2021, the Company had a net short-term capital loss carryforward of $2,421,961 and a net long-term capital loss carryforward of $49,604,987 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31, 2020 (“post-October”) to the beginning of the following fiscal year. As of June 30, 2021, the Company had a post-October short-term capital loss deferral of $182,121 and a post-October long-term capital loss deferral of $6,016,517. These losses are deemed to arise on July 1, 2021.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 2. Significant Accounting Policies – (continued)

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with this fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Therefore, under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ended June 30, 2021.

As of June 30, 2021, June 30, 2020 and June 30, 2019, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

Certain items in the consolidated financial statements has been reclassified to conform to the June 30, 2021 presentation with no effect on net income.

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

June 30, 2021

Note 4. Investments – (continued)

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Year Ended June 30,
	2021	2020	2019
Investment purchases, at cost (including PIK interest)	$92,065,783	$105,999,383	$202,887,428
Investment sales and repayments	108,183,417	105,678,135	165,479,578

The composition of the Company’s investments as of June 30, 2021, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$253,889,445	85.26%	$230,351,618	93.69%
Senior Secured Second Lien Debt Investments	25,310,733	8.50	6,240,000	2.54
Equity, Warrants and Other Investments	18,597,578	6.24	9,264,002	3.77

Total	$297,797,756	100.00%	$245,855,620	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company uses the Global Industry Classification Standard (“GICS”) codes to identify industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,970,690	10.56%
Energy Equipment & Services	20,415,620	8.30
Containers & Packaging	18,699,796	7.61
Construction & Engineering	16,069,570	6.54
Commercial Services & Supplies	14,739,470	6.00
Trading Companies & Distributors	13,716,650	5.58
Software	13,385,491	5.44
Consumer Finance	13,002,000	5.29
Retail	11,518,645	4.69
Home Improvement Retail	9,717,000	3.95
Distributors	9,506,517	3.87
Airlines	9,176,185	3.73
Auto Components	8,694,150	3.54
IT Consulting & Other Services	8,689,919	3.53
Automobiles	7,960,000	3.24
Real Estate Management & Development	7,890,000	3.21
Textiles, Apparel & Luxury Goods	6,912,675	2.81
Internet & Direct Marketing Retail	6,321,268	2.57
Internet Software & Services	5,764,688	2.34
Construction Materials	4,875,750	1.98
Personal Products	4,819,687	1.96
Road & Rail	4,355,536	1.77
Technology Hardware, Storage & Peripherals	1,944,128	0.79
Diversified Telecommunication Services	1,516,409	0.62
Media	193,776	0.08

Total	$245,855,620	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 4. Investments – (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$31,056,563	11.48%
Construction & Engineering	30,252,174	11.18
Energy Equipment & Services	29,555,420	10.92
Trading Companies & Distributors	24,586,660	9.09
Media	19,176,144	7.09
Containers & Packaging	16,052,915	5.93
Diversified Telecommunication Services	12,562,817	4.64
Commercial Services & Supplies	12,402,682	4.58
Retail	11,700,000	4.32
Distributors	9,456,000	3.49
Internet Software & Services	9,226,180	3.41
Consumer Finance	9,113,150	3.37
Airlines	9,067,500	3.35
Construction Materials	6,531,518	2.41
Auto Components	6,236,446	2.31
Internet & Direct Marketing Retail	6,193,975	2.29
Specialty Retail	5,641,123	2.08
Household Durables	4,919,063	1.82
Chemicals	4,800,000	1.77
Road & Rail	3,873,349	1.43
Hotels, Restaurants & Leisure	3,846,750	1.42
IT Services	2,964,904	1.10
Technology Hardware, Storage & Peripherals	1,406,376	0.52
Wireless Telecommunication Services	—	—

Total	$270,621,709	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$92,861,915	37.77%
U.S. Midwest	63,228,584	25.72
U.S. Southwest	33,411,717	13.59
U.S. West	23,279,988	9.47
U.S. Mid-Atlantic	21,556,661	8.77
U.S. Southeast	6,336,097	2.58
International	5,180,658	2.10

Total	$245,855,620	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle- market companies to help these companies fund acquisitions, growth or refinancing. During the year ended June 30, 2021, the Company made investments in new and existing portfolio companies of approximately $76.5 million and $10.2 million, respectively, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2021, the Company made investments of $2.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

At June 30, 2021, the Company held no derivative contracts.

The following table reflects the amount of gains (losses) on derivatives included in the Consolidated Statements of Operations for the years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively. None of the derivatives were designated as hedging instruments under U.S. GAAP.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 4. Investments – (continued)

	Included in net change in unrealized appreciation (depreciation) on investments and derivatives
	June 30,
	2021	2020	2019
Total Return Swaps	$—	$—	$(229,918)
Embedded derivatives Notes Payable	—	—	229,918

Total	$—	$—	$—

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

June 30, 2021

Note 4. Investments – (continued)

of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

Estimates of fair value for cash and restricted cash are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$230,351,618	$230,351,618
Senior Secured Second Lien Debt Investments	—	—	6,240,000	6,240,000
Equity, Warrants and Other Investments	—	—	9,264,002	9,264,002

Total Investments	$—	$—	$245,855,620	$245,855,620

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 4. Investments – (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709
Purchases (including PIK interest)	89,781,030	1,284,753	—	1,000,000	92,065,783
Sales	(92,645,323)	(15,000,067)	—	(538,028)	(108,183,417)
Amortization	2,261,504	505,583	—	—	2,767,087
Net realized (losses)	(4,940,352)	—	—	(835,982)	(5,776,334)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(1,184,865)	(8,269,402)	—	3,815,060	(5,639,207)

Balance as of June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620

Change in unrealized appreciation (depreciation) relating to assets and liabilities still held as of June 30, 2021	$(9,473,158)	$(7,872,796)	$—	$2,441,051	$(14,904,904)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2020:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2019	$249,235,629	$57,155,363	$—	$1	$306,390,993
Purchases (including PIK interest)	103,443,595	1,226,093	—	1,329,695	105,999,383
Sales	(81,226,522)	(24,451,613)	—	—	(105,678,135)
Amortization	2,285,680	445,545	—	—	2,731,225
Net realized gains (losses)	(7,632,194)	—	—	—	(7,632,194)
Transfers in	9,775,204	—	—	16,267,884	26,043,088
Transfers out	(26,043,088)	—	—	—	(26,043,088)
Net change in unrealized (depreciation)	(12,758,680)	(6,656,255)	—	(11,774,628)	(31,189,563)

Balance as of June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709

Change in unrealized (depreciation) relating to assets and liabilities still held as of June 30, 2020	$(21,166,534)	$(6,457,683)	$—	$(11,774,628)	$(39,398,845)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 4. Investments – (continued)

under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Consolidated Statements of Operations.

During the years ended June 30, 2021 and June 30, 2020, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2021 and June 30, 2020. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$177,454,031	Yield Analysis	Market Yields	9.5%	6.1% – 23.3%
Senior Secured First Lien Debt Investment	7,780,230	Market Comparable Approach	EBITDA Multiple	3.2x	0.0x – 6.2x
Senior Secured First Lien Debt Investments	44,923,581	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	193,776	Recovery Analysis	Recovery Amount	N/A	N/A
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	8,520,044	Market Comparable Approach	EBITDA Multiple	6.9x	3.6x – 11.7x
Equity, Warrants and Other Investments	743,958	Broker Quoted	Broker Quoted	N/A	N/A

	Fair Value as of June 30, 2020	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$87,561,187	Yield Analysis	Market Yields	9.7%	6.2% – 14.1%
Senior Secured First Lien Debt Investments	46,102,876	Market Comparable Approach	Comparable Multiple	23.1x	4.0x – 50.1x
Senior Secured First Lien Debt Investments	56,556,621	Loan to Value	EBITDA Multiple	10.3x	6.2x – 15.4x
Senior Secured First Lien Debt Investments	13,323,250	Broker Quoted	Broker Quoted	N/A	N/A

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

As of June 30, 2021, and June 30, 2020, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively. We intend to repay the Term Facility in full on or prior to December 5, 2021 in accordance with the terms of the Term Facility.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, the Company amended the

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 5. Notes Payable – (continued)

Revolving Financing to reduce the size of the facility to $30.0 million. On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. The Company does not expect to extend the term of the Revolving Financing. Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of March 31, 2021, there were no borrowings outstanding under the Revolving Financing. As of June 30, 2021 and June 30, 2020, there were $0 and $30.0 million in borrowings outstanding under the Revolving Financing, respectively.

Cash, restricted (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, and the Revolving Financing, and is restricted to purchases of investments by SPV and LLC that must meet certain eligibility criteria identified by the Indenture. As of June 30, 2021, SPV and LLC had aggregate assets of $175.8 million, which included $169.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.2 million in cash held by the trustees of the Term Financing and the Revolving Financing (together, the “Financing Facilities”). As of June 30, 2020, SPV and LLC had aggregate assets of $223.3 million, which included $219.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $3.9 million in cash held by the trustee of the Term Financing. For the year ended June 30, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $108.8 million and 3.48%, respectively. For the year ended June 30, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $135.5 million and 4.60%, respectively.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At June 30, 2021 and June 30, 2020, the fair value of the Notes Payable was estimated at $102.0 million and $132.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

June 30, 2021

Note 5. Notes Payable – (continued)

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

June 30, 2021

Note 5. Notes Payable – (continued)

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

As of June 30, 2021, the carrying amount of the 2026 Notes was $64.7 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 4.63%. As of June 30, 2021, the fair value of the 2026 Notes was $65.7 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2021 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2022	$102,000,000
2023	—
2024	—
2025	—
2026	65,000,000

Total long-term debt	$167,000,000

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 26, 2020	September 24, 2020	September 25, 2020	October 15, 2020	$0.1500	1st 2021
August 26, 2020*	September 24, 2020	September 25, 2020	October 15, 2020	$0.0300	1st 2021
November 3, 2020	December 9, 2020	December 10, 2020	January 4, 2021	$0.1500	2nd 2021
November 3, 2020*	December 9, 2020	December 10, 2020	January 4, 2021	$0.0300	2nd 2021
February 3, 2021	March 11, 2021	March 12, 2021	April 1, 2021	$0.1500	3rd 2021
February 3, 2021*	March 11, 2021	March 12, 2021	April 1, 2021	$0.0300	3rd 2021
May 6, 2021	June 19, 2021	June 18, 2021	July 9, 2021	$0.1500	4th 2021

* Supplemental distribution

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments as of June 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.5%	10/7/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.5%	5/5/26

Total Unfunded Commitments	$4,425,638	$—

The following table details the Company’s unfunded commitments as of June 30, 2020:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.5%	9/30/21
1888 Industrial Services, LLC – Term E	120,845	—	—	9/19/22
Altern Marketing, LLC	1,370,249	—	0.5%	10/7/24
Limbach Holdings Inc	5,769,230	—	2.0%	4/12/24

Total Unfunded Commitments	$7,854,383	$—

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

For the year ended June 30, 2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived. As of June 30, 2021, $1,070,580 of such fees were payable. For the year ended

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 7. Agreements and Related Party Transactions – (continued)

June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived. As of June 30, 2020, $1,196,937 of such fees were payable. For the year ended June 30, 2019, $5,436,135 in Base Management Fees were earned by the Adviser under the Prior Advisory Agreement, of which $0 was payable at June 30, 2019.

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

June 30, 2021

Note 7. Agreements and Related Party Transactions – (continued)

preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2021, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2021, $647,885 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2020, the Company incurred $832,472 of incentive fees related to Pre-Incentive Fee Net Investment Income, of which $336,971 was waived. As of June 30, 2020, $707,796 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2019, the Company incurred $1,720,707 of Income-Based Fees, of which $503,229 was waived. As of June 30, 2019, $545,991 of such Income-Based Fees were payable to the Adviser under the Prior Advisory Agreement, and $561,991 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and were not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with this fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

As of June 30, 2021 and June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2019, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

June 30, 2021

Note 7. Agreements and Related Party Transactions – (continued)

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $1,397,069 under the Administration Agreement for the year ended June 30, 2021. The Company incurred costs of $1,402,422 under the Administration Agreement for the year ended June 30, 2020. The Company incurred costs of $1,354,247 under the Prior Administration Agreement for the year ended June 30, 2019.

As of June 30, 2021, and June 30, 2020, the Company recorded no accrued expenses and other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement. As of June 20, 2019, the Company recorded no accrued expenses and other liabilities for reimbursement of expenses owed to the Adviser under the Prior Administration Agreement.

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

As of the date of this Annual Report on Form 10-K, Investcorp BDC has completed all required purchases under the Stock Purchase Agreement.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 7. Agreements and Related Party Transactions – (continued)

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies. The Company has applied for a new exemptive relief order which, if granted, would supersede the Exemptive Relief and would permit the Company greater flexibility to enter into co-investment transactions. There can be no assurance that the Company will obtain such new exemptive relief from the SEC. For more information, see “Subsequent Events.”

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

Note 8. Directors Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended June 30, 2021, June 30, 2020 and June 30, 2019, the Company recorded directors’ fees of $312,500, $270,000, and $405,000, respectively. As of June 30, 2021 and June 30, 2020, the Company recorded directors’ fees payable of $28,859 and $24,559, respectively.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 9. Net Change in Net Assets Resulting from Operations Per Share – (continued)

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
Net (decrease) in net assets resulting from operations	$(2,313,825)	$(24,656,475)	$(14,542,229)
Weighted average shares of common stock outstanding	13,908,612	13,741,743	13,630,661
Basic/diluted net (decrease) in net assets from operations per share	$(0.17)	$(1.79)	$(1.07)

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500

#	Special distribution
*	Supplemental distribution

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 10. Distributions – (continued)

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the years ended June 30, 2021, June 30, 2020 and June 30, 2019:

	Year ended June 30,
	2021		2020		2019
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$9,597,248	100%	$12,810,438	100%	$13,640,442	100%
Long-term capital gains	—	—	—	—	—	—

Total	$9,597,248	100%	$12,810,438	100%	$13,640,442	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the years ended June 30, 2021, June 30, 2020 and June 30, 2019:

	Year ended June 30,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,885,335	$202,450,906	13,619,690	$199,947,288	13,649,504	$200,203,363
Issuance of common shares	—	—	227,000	2,308,590	—	—
Reinvestments of stockholder distributions	36,432	141,927	38,645	195,028	12,400	102,456
Retirement of repurchased shares	—	—	—	—	(42,214)	(358,531)

Balance at end of year	13,921,767	$202,592,833	13,885,335	$202,450,906	13,619,690	$199,947,288

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the year ended June 30, 2021	For the year ended June 30, 2020	For the year ended June 30, 2019	For the year ended June 30, 2018(8)	For the year ended June 30, 2017 (8)
Per Share Data:(1)
Net asset value, beginning of period	$7.79	$10.51	$12.57	$12.41	$11.90
Net investment income	0.65	1.03	0.99	1.39	1.15
Net realized and unrealized gains (losses)	(0.82)	(2.82)	(2.06)	(0.24)	0.56

Net increase (decrease) in net assets resulting from operations	(0.17)	(1.79)	(1.07)	1.15	1.71

Capital transactions(2)
Share repurchases	0.00	0.00	0.01	0.01	—
Dividends from net investment income	(0.70)	(0.93)	(1.00)	(1.00)	(1.20)
Distributions from net realized gains	—	—	—	—	—

Net decrease in net assets resulting from capital transactions	(0.69)	(0.93)	(0.99)	(0.99)	(1.20)
Offering costs	—	—	—	—	—

Net asset value, end of period	$6.92	$7.79	$10.51	$12.57	$12.41

Market value per share, end of period	$5.40	$3.49	$7.61	$8.90	$10.00
Total return based on market value(3)	80.93%	(43.32)%	(1.49)%	0.01%	27.93%
Shares outstanding at end of period	13,921,767	13,885,335	13,619,690	13,649,504	13,689,221

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 12. Financial Highlights – (continued)

	For the year ended June 30, 2021	For the year ended June 30, 2020	For the year ended June 30, 2019	For the year ended June 30, 2018 (8)	For the year ended June 30, 2017 (8)

Ratio/Supplemental Data:
Net assets, at end of year	$96,355,849	$108,124,995	$143,083,980	$171,522,666	$169,948,112
Ratio of total expenses to average net assets	16.93%	16.02%	13.58%	13.06%	9.38%
Ratio of net expenses to average net assets	16.58%	15.56%	13.26%	12.76%	9.23%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	6.96%	7.41%	6.13%	4.10%	3.42%
Ratio of net investment income before fee waiver to average net assets	8.93%	10.39%	8.26%	11.40%	9.31%
Ratio of net investment income after fee waiver to average net assets	8.58%	10.86%	8.58%	11.10%	9.46%
Total Notes Payable	$167,000,000	$183,375,000	$167,529,670	$119,823,000	$102,000,000
Asset Coverage Ratio(4)	1.58	1.59	1.85	2.43	2.67
Portfolio Turnover Rate	35%	33%	51%	52%	52%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

(7)	For the period from February 6, 2014 through June 30, 2014.
(8)	Not covered by the current year’s audit report.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the years ended June 30, 2021, June 30, 2020 and June 30, 2019:

	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
Loan Amendment/Consent Fee	$1,385,352	$1,346,307	$718,548

Other Fee Income	$1,385,352	$1,346,307	$718,548

Note 14. Tax Information

As of June 30, 2021, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$297,797,756

Gross unrealized appreciation	4,564,018
Gross unrealized depreciation	(56,506,154)

Net unrealized investment depreciation	$(51,942,136)

As of June 30, 2020, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$316,924,638

Gross unrealized appreciation	1,098,958
Gross unrealized depreciation	(47,401,885)

Net unrealized investment depreciation	$(46,302,927)

Note 15. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2021	For the Quarter Ended March 31, 2021	For the Quarter Ended December 31, 2020	For the Quarter Ended September 30, 2020
Total Investment Income	$6,619,941	$6,010,287	$7,087,766	$6,970,981
Total Investment Income per Common Share	0.48	0.43	0.51	0.50
Net Investment Income	1,516,564	1,820,621	3,018,038	2,746,493
Net Investment Income per Common Share	0.11	0.13	0.22	0.20
Net Realized and Unrealized Gain (Loss)	(13,408,848)	1,877,715	59,768	55,824
Net Realized and Unrealized Gain (Loss) per Common Share	(0.96)	0.13	0.00	0.00
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	(11,892,284)	3,698,336	3,077,806	2,802,317
Basic and Diluted Earnings per Common Share	(0.85)	0.27	0.22	0.20
Net Asset Value per Common Share at End of Quarter	6.92	7.93	7.84	7.81

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 15. Selected Quarterly Financial Data (unaudited) – (continued)

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

(1)

During quarter ended June 30, 2021, the company recorded a net realized and unrealized depreciation of $13.4 million, primarily due to a decrease in fair value of our investments in 1888 Industrial Services, LLC and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.).

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2021 and through September 10, 2021, the Company invested $19.2 million in two new portfolio company and three existing portfolio companies, inclusive of funding a revolving commitment, and the Company received $12.1 million in repayments.

On July 20, 2021, the SEC issued an exemptive order, which superseded a prior order issued on March 19, 2019, which permits the Company to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers.

On August 23, 2021, the Company, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing requires the payment of (A) an upfront fee of 1.125% of the Capital One Revolving Financing at the closing, and (B) an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

Note 16. Subsequent Events – (continued)

the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

Our dividend framework provides a quarterly base dividend and is supplemented (when applicable) by additional dividends determined by the level of earnings on a net investment income basis relative to the base dividend level.

On August 25, 2021, the Company’s board of directors declared a distribution for the quarter ended September 30, 2021 of $0.15 per share payable on October 14, 2021 to stockholders of record as of September 24, 2021.

On September 3, 2021, the Company issued 453,985 shares of common stock, par value $0.001 per share, to Investcorp at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the common stock was made pursuant to the Stock Purchase Agreement and the issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2021.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2021. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(3)

4.4	Form of 6.125% Notes Due 2023 (Filed as Exhibit A to Form of First Supplemental Indenture referred to in Exhibit 4.3)(3)

4.5*	Description of Securities

4.6	Second Supplemental Indenture, dated as of March 31, 2021, between Investcorp Credit Management BDC, Inc. and U.S. Bank National Association, as trustee(11)

4.7 10.1	Form of Global Note with respect to the 4.875% Notes due 2026(11) Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)
10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)
10.3	Form of Dividend Reinvestment Plan(5)
10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between the Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.7	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(5)

10.8	Amendment Agreement by and among CM SPV Ltd., CM Investment Partners LLC and U.S. Bank, as Collateral Administrator, amending the Collateral Administration Agreement and the Collateral Management Agreement(7)

10.9	Contribution Agreement between Registrant and CM SPV Ltd.(7)

10.10	Total Return Swap Transaction Confirmation Letter Agreement between UBS and Registrant regarding the Class A-R Notes (7)
10.11	Global Master Repurchase Agreement and Annexes thereto (the “GMRA”), dated as of June 11, 2019, between UBS and Registrant(7)

10.12	Subscription Agreement with respect to the Class A-2 Notes sale, between Registrant and UBS Securities LLC, as placement agent(7)

10.13	Placement Agency Agreement, between CM SPV Ltd. and the Placement Agent(7)

10.14	Second Amended and Restated Account Control Agreement, among CM SPV Ltd. and U.S. Bank as Revolving Credit Note Agent and Trustee(7)

10.15	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.16	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.17	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

10.18	Third Amended and Restated Revolving Credit Note Agreement by and among the Company, CM SPV, UBS, and U.S. Bank, as Revolving Credit Note Agent and Trustee(10)

10.19	Eighth Supplemental Indenture with an attached Eighth Amended and Restated Indenture between CM SPV and U.S. Bank(10)

10.20	Amended Confirmation under the GMRA with respect to the Class A-1 Notes, between the Company and UBS(10)

10.21	Confirmation under the GMRA with respect to the Revolving Financing, between the Company and UBS(10)

10.22	Loan, Security and Investment Management Agreement, dated as of August 23, 2021, by and among CM Investment Partners LLC, Investcorp BDC SPV, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, hedge counterparty, swingline lender and arranger, and Wells Fargo Bank, National Association, as collateral custodian(12)

10.23	Sale and Contribution Agreement, dated as of August 23, 2021, by and between Investcorp BDC SPV, as buyer, and the Company, as seller(12)

10.24	Pledge Agreement, dated as of August 23, 2021, by and between the Company, as pledgor, in favor of Capital One, as administrative agent(12)

14.1	Code of Ethics of Registrant(1)

21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware) Investcorp Credit Management BDC SPV, LLC (Delaware)

23.1*	Consent of RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-223999), filed on April 9, 2019.

(3)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(6)	Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed on September 6, 2017.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on June 27, 2019.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on July 1, 2019.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 10, 2020.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 5, 2020.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 31, 2021.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on August 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 13, 2021	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 13, 2021	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 13, 2021	/s/ Michael C. Mauer

Michael C. Mauer Chief Executive Officer

Date: September 13, 2021	/s/ Rocco DelGuercio

Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 13, 2021	/s/ Julie Persily

Julie Persily Director

Date: September 13, 2021	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: September 13, 2021	/s/ Thomas Sullivan

Thomas Sullivan Director