Form 10-Q
period 2021-09-30
Investcorp Credit Management BDC, Inc.
filed 2021-11-08
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 8, 2021 was 14,384,180.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2021 (Unaudited)	June 30, 2021
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $297,260,432 and $297,797,756, respectively)	$245,315,441	$245,855,620
Cash	8,594,080	5,845,249
Cash, restricted	7,721,548	6,759,954
Receivable for investments sold	10,209,114	5,875,293
Interest receivable	2,132,483	2,501,591
Payment-in-kind interest receivable	6,674	41,747
Other receivables	427,208	427,208
Prepaid expenses and other assets	250,606	376,197

Total Assets	$274,657,154	$267,682,859

Liabilities
Notes payable:
Term loan	$102,000,000	$102,000,000
Revolving credit facility	—	—
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(2,433,889)	(1,235,000)
Unamortized discount	(319,995)	(337,773)

Notes payable, net	164,246,116	165,427,227
Payable for investments purchased	3,003,425	—
Dividend payable	2,157,501	2,088,265
Income-based incentive fees payable	647,885	647,885
Base management fees payable	1,011,569	1,070,580
Interest payable	1,808,733	949,360
Directors’ fees payable	24,984	28,859
Accrued expenses and other liabilities	1,086,817	1,114,834

Total Liabilities	173,987,030	171,327,010
Commitments and Contingencies (Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,383,340 and 13,921,767 shares issued and outstanding, respectively)	14,384	13,922
Additional paid-in capital	203,842,758	200,657,892
Distributable earnings (losses)	(103,187,018)	(104,315,965)

Total Net Assets	100,670,124	96,355,849

Total Liabilities and Net Assets	$274,657,154	$267,682,859

Net Asset Value Per Share	$7.00	$6.92

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2021	2020
Investment Income:
Interest income	$6,003,778	$6,087,594
Payment in-kind interest income	79,114	840,327
Dividend income	296,126	—
Other fee income	104,284	43,060

Total investment income	6,483,302	6,970,981

Expenses:
Interest expense	1,741,570	1,981,725
Base management fees	1,128,504	1,220,772
Income-based incentive fees	—	—
Professional fees	303,789	319,725
Allocation of administrative costs from advisor	351,700	354,000
Amortization of deferred debt issuance costs	101,111	—
Amortization of original issue discount – 2026 Notes	17,777	—
Insurance expense	121,134	108,186
Directors’ fees	75,625	76,625
Custodian and administrator fees	75,332	65,927
Offering expense	—	85,227
Other expenses	155,856	125,272

Total expenses	4,072,398	4,337,459
Waiver of base management fees	(116,936)	(112,971)
Waiver of income-based incentive fees	—	—

Net expenses	3,955,462	4,224,488

Net investment income	2,527,840	2,746,493

Net realized and unrealized gain/(loss) on investments:
Net realized gain from investments	761,463	3,693
Net change in unrealized appreciation (depreciation) in value of investments	(2,855)	52,131

Total realized and unrealized gain (loss) on investments	758,608	55,824

Net increase (decrease) in net assets resulting from operations	$3,286,448	$2,802,317

Basic and diluted:
Net investment income per share	$0.18	$0.20
Earnings per share	$0.23	$0.20
Weighted average shares of common stock outstanding	14,066,370	13,893,725
Distributions paid per common share	$0.15	$0.18

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2021	2020
Net assets at beginning of period	$96,355,849	$108,124,995
Increase (decrease) in net assets resulting from operations:
Net investment income	2,527,840	2,746,493
Net realized gain on investments	761,463	3,693
Net change in unrealized appreciation (depreciation) on investments	(2,855)	52,131

Net increase in net assets resulting from operations	3,286,448	2,802,317
Stockholder distributions:
Distributions from net investment income	(2,157,501)	(2,501,034)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,157,501)	(2,501,034)
Capital transactions:
Issuance of common shares (453,985 and 0, respectively)	3,141,576	—
Reinvestments of stockholder distributions	43,752	32,955

Net increase in net assets resulting from capital transactions	3,185,328	32,955

Net increase in net assets	4,314,275	334,238

Net assets at end of period	$100,670,124	$108,459,233

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,286,448	$2,802,317
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(19,373,945)	(13,309,758)
Payment in-kind interest	(114,187)	(879,562)
Sales and repayments of investments	21,537,261	24,396,873
Net realized (gain) loss on investments	(761,463)	(3,693)
Net change in unrealized (appreciation) depreciation on investments	2,855	(52,131)
Amortization of discount/premium on investments	(750,342)	(863,394)
Amortization of deferred debt issuance costs	101,111	85,226
Amortization of original issue discount	17,778	—
Net (increase) decrease in operating assets:
Interest receivable	369,108	133,539
Payment in-kind interest receivable	35,073	39,235
Receivable for investments sold	(4,333,821)	(117,280)
Other receivables	—	(185,707)
Prepaid expenses and other assets	125,591	99,557
Net increase (decrease) in operating liabilities:
Payable for investments purchased	3,003,425	—
Interest payable	859,373	(8,591)
Directors fees payable	(3,875)	(2,875)
Accrued expenses and other liabilities	(28,017)	(119,299)
Base management fees payable	(59,011)	1,107,802
Income-based incentive fees payable	—	—

Net cash provided by (used in) operating activities	3,913,362	13,122,259

Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,300,000)	—
Issuance of common shares	3,141,576	—
Distributions to stockholders	(2,044,513)	(2,466,405)
Repayments of borrowing on revolving credit facility	—	(16,000,000)

Net cash provided by (used in) financing activities	(202,937)	(18,466,405)

Net change in cash	3,710,425	(5,344,146)

Cash:
Cash and restricted cash at beginning of period	12,605,203	20,293,562

Cash and restricted cash at end of period	$16,315,628	$14,949,416

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$882,196	$1,990,316
Cash paid for taxes	$—	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	$43,752	$32,955
Non-cash purchase of investments	$(1,641,182)	$—
Non-cash sale of investments	$1,641,182	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(8)(11)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,821,960	$5,821,960	$1,455,490	1.45%
1888 Industrial Services, LLC – Term B(8)(9)(11)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC – Term C(8)(11)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.67%
1888 Industrial Services, LLC - Revolver(4)(8)(11)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	489,591	0.49%
4L Technologies Inc	Technology Hardware, Storage & Peripherals	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	1,207,832	1,207,832	1,177,636	1.17%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	11/28/2025	7,462,500	7,267,239	7,462,500	7.41%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,875,000	4,794,306	4,826,250	4.79%
Agrofresh Inc.	Chemicals	3M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	2,984,408	2,995,600	2,995,600	2.98%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	7,500,000	7,395,648	7,462,500	7.41%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	11,941,188	11,812,528	11,821,776	11.74%
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.) – Revolver(9)	Diversified Telecommunication Services	PRIME + 5.50%	5/6/2016	6/8/2023	1,658,201	1,641,182	1,333,857	1.32%
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	PRIME + 5.50%	5/6/2016	6/8/2023	8,451,195	8,219,965	188,462	0.19%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% PIK (1.00% Floor)	10/21/2019	6/30/2026	12,784,000	12,527,718	12,592,240	12.51%
Bioplan USA, Inc.	Containers & Packaging	3M L + 7.25% + 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,508,505	6,901,003	8,104,351	8.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,068,551	7,961,390	7.91%
CB URS Holdings Corporation	Road & Rail	6M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,643,794	4,610,566	4,318,728	4.29%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,725,219	9,660,713	9,433,462	9.37%
DSG Entertainment Services, Inc.(f/k/a Deluxe Toronto Ltd.)(5)(9)(11)	Media	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	890,809	892,046	145,736	0.14%
Easy Way Leisure Corporation	Household Durables	3M L + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	5,000,000	4,950,957	4,950,000	4.92%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	13,162,734	12,956,061	12,899,479	12.81%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,913,317	4,986,882	4.95%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,263,758	3,217,316	3,263,758	3.24%
Fusion Connect Inc. – Take- Back Term Loan(10)	Internet Software & Services	3M L + 1% + 7.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	2,037,858	2.02%
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	6M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	6,965,000	6,901,235	6,895,350	6.85%
GS Operating, LLC	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	8,704,768	8,578,245	8,704,768	8.65%
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.00% (0.25% Floor)	11/8/2019	10/25/2022	4,562,500	4,385,968	4,380,000	4.35%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
INW Manufacturing, LLC	Personal Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	$4,937,500	$4,796,987	$4,789,375	4.76%
Klein Hersh LLC	Professional Services	6M L + 7.00% (0.75% Floor)	11/16/2020	11/13/2025	4,812,500	4,771,360	4,812,500	4.78%
LH Intermediate Corporation	Home Improvement Retail	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,750,000	9,602,349	9,603,750	9.54%
Liberty Oilfield Services LLC(5)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,108,750	6,082,562	6,108,750	6.07%
NWN Parent Holdings LLC	IT Consulting & Other Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	8,755,392	8,673,550	8,667,838	8.61%
One Sky Flight LLC	Airlines	6M L + 7.50% (1.00% Floor)	12/19/2019	12/27/2024	8,921,291	8,763,785	8,921,291	8.86%
Pixelle Specialty Solutions LLC	Containers & Packaging	1M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,041,744	6,127,153	6.09%
Potpourri Group, Inc.	Retail	12M + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	11,065,470	10,987,296	11,065,470	10.99%
ProFrac Services, LLC	Energy Equipment & Services	12M + 8.50% (1.25% Floor)	9/7/2018	9/15/2023	7,453,912	7,436,340	7,286,199	7.24%
Qualtek USA LLC	Construction & Engineering	3M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,250,000	9,146,606	8,833,750	8.78%
Retail Services WIS Corporation	Professional Services	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,991,031	6,862,241	6,851,211	6.81%
Techniplas LLC	Auto Components	Fixed 10.00% PIK	6/19/2020	6/18/2027	617,192	617,192	1,084,469	1.08%
Veregy Consolidated, Inc.	Commercial Services & Supplies	3M L + 6.00% (1.00% Floor)	11/2/2020	11/3/2027	4,962,500	4,829,509	4,962,500	4.93%
Veterans Services, LLC	Real Estate Management & Development	Fixed 12.00%	5/20/2021	5/20/2022	8,000,000	7,928,516	8,000,000	7.95%

Total Senior Secured First Lien Debt Investments					262,597,356	252,188,491	227,680,740	226.17%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%
ZeroChaos Parent, LLC	Professional Services	1M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,942,398	6,800,000	6.75%

Total Senior Secured Second Lien Debt Investments					25,510,848	25,317,006	6,800,000	6.75%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(7)(8)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(7)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	76,458	0.08%
4L Technologies Inc Preferred Stock(7)	Technology Hardware, Storage & Peripherals				2,289	209,005	1,650,441	1.64%
Advanced Solutions International Preferred Equity(7)	Software				888,170	1,000,000	1,136,858	1.13%
Fusion Connect Inc. Common Stock(7)	Internet Software & Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(7)	Internet Software & Services				202,171	2,814,455	2,022	0.00%
Techniplas Foreign Holdco LP Common Stock(7)(8)	Auto Components				697,804	13,388,897	7,968,922	7.91%

Total Equity, Warrants and Other Investments					1,959,082	19,754,935	10,834,701	10.76%

Total Non-Controlled/Non-Affiliates					$290,067,286	$297,260,432	$245,315,441	243.68%

Liabilities in excess other assets							(144,645,317)	-143.68%

Net Assets							$100,670,124	100.00%

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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. Non-qualifying assets represent 3.98% of total assets.

(6)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(7)	Securities are non-income producing.

(8)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities.

(9)	Classified as non-accrual asset.

(10)	Classified as partial non-accrual asset.

(11)	Security in default

1M L — 1 month LIBOR (0.08 % as of September 30, 2021)

2M L — 2 month LIBOR (0.11 % as of September 30, 2021)

3M L — 3 month LIBOR (0.13 % as of September 30, 2021)

6M L — 6 month LIBOR (0.16 % as of September 30, 2021)

12M L — 12 month LIBOR (0.24 % as of September 30, 2021)

PRIME — 3.25% as of September 30, 2021

PIK — Payment-In-Kind

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC –Term A(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,734,038	$5,734,038	$1,433,509	1.49%
1888 Industrial Services, LLC – Term B(8)(9)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC –Term C(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.70%
1888 Industrial Services, LLC – Revolver(4)(8)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	489,591	0.51%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	1,214,144	1,214,144	1,174,684	1.22%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	11/28/2025	7,462,500	7,258,253	7,462,500	7.74%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,906,250	4,820,791	4,857,188	5.04%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	8,000,000	7,883,386	7,960,000	8.26%
Altern Marketing, LLC –Revolver(4)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	—	—	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	6,321,268	6,237,489	6,321,268	6.56%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 6.50% PIK(1.00% Floor)	5/6/2016	6/8/2023	10,109,396	9,861,147	1,516,409	1.57%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	13,200,000	12,923,843	13,002,000	13.49%
Bioplan USA, Inc.	Containers & Packaging	3M L + 7.25% + 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	13,518,970	10,682,988	12,572,642	13.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,055,771	7,961,390	8.26%
CB URS Holdings Corporation	Road & Rail	6M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,683,372	4,647,348	4,355,536	4.52%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,750,274	9,682,384	9,506,516	9.87%
DSG Entertainment Services, Inc (f/k/a Deluxe Toronto Ltd.)(5)(9)	Media	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	1,025,811	1,027,136	193,776	0.20%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	10,387,734	10,260,223	9,764,470	10.13%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,910,094	4,986,882	5.18%
Fusion Connect Inc. – Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,368,184	3,317,190	3,368,184	3.50%
Fusion Connect Inc. – Take-Back Term Loan(10)	Internet Software & Services	3ML + 8.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	2,394,483	2.49%
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	3M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	6,982,500	6,915,581	6,912,675	7.17%
GS Operating, LLC	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	8,729,768	8,594,738	8,729,768	9.06%
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.25%	11/8/2019	10/25/2022	4,625,000	4,400,035	4,393,750	4.56%

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

September 30, 2021

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

CM Investment Partners LLC (the “Adviser”) serves as the Company’s investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank Holdings B.S.C., acquired the interests in the Adviser, which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”). On August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, as its investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans, unitranche loans and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, financial condition, liquidity, the Company’s portfolio companies’ results of operations and by extension the Company’s operating results will depend on future developments, which remain highly uncertain and unpredictable.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2021 and June 30, 2021, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, the Company had five loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first lien loan, revolver, and second lien loans, and one loan on partial non-accrual status, Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.51% of the Company’s portfolio at fair value. As of June 30, 2021, the Company had four loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first and second lien loans, and one loan on partial non-accrual status, Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.7% of the Company’s portfolio at fair value.

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

During the three months ended September 30, 2021, $275,250 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three months ended September 30, 2020, $523,930 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company earned PIK interest of $79,114 during the three months ended September 30, 2021. The Company earned PIK interest of $840,327 during the three months ended September 30, 2020.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended September 30, 2021 and September 30, 2020, respectively.

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

Securities that are traded on securities exchanges (including such securities traded in the after hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2021 or June 30, 2021.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify, and maintain qualification, as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company did not record a provision for taxes for the three months ended September 30, 2021 or the three months ended September 30, 2020 for U.S. federal and state income taxes related to the Taxable Subsidiaries.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP.

During the three months ended September 30, 2021, the Company recorded distributions of $2.2 million. During the three months ended September 30, 2020, the Company recorded distributions of $2.5 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2021
Additional paid-in capital	$ (263,947)
Distributable earnings	263,947

The tax character of all distributions paid by the Company during the year ended June 30, 2021 was ordinary income.

At June 30, 2021, the components of distributable earnings on a tax basis are as follows:

As of June 30, 2021
Undistributed net investment income	$8,587,905
Accumulated capital gains (losses) and other	(6,846,521)
Capital loss carryover	(52,026,948)
Unrealized appreciation (depreciation)	(51,942,136)
Distributions payable	(2,088,265)

Distributable earnings (loss)	$(104,315,965)

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

k. Capital Gains Incentive Fee

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date)and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2021.

As of September 30, 2021 and June 30, 2021, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2021 and September 30, 2020, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Three months ended September 30,
	2021	2020
Investment purchases, at cost (including PIK interest)	$19,488,132	$14,189,320
Investment sales and repayments	21,537,261	24,396,873

The composition of the Company’s investments as of September 30, 2021, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$252,188,491	84.84%	$227,680,740	92.81%
Senior Secured Second Lien Debt Investments	25,317,006	8.51	6,800,000	2.77
Equity, Warrants and Other Investments	19,754,935	6.65	10,834,701	4.42

Total	$297,260,432	100.00%	$245,315,441	100.00%

The composition of the Company’s investments as of June 30, 2021, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$253,889,445	85.26%	$230,351,618	93.69%
Senior Secured Second Lien Debt Investments	25,310,733	8.50	6,240,000	2.54
Equity, Warrants and Other Investments	18,597,578	6.24	9,264,002	3.77

Total	$297,797,756	100.00%	$245,855,620	100.00

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$26,425,101	10.77%
Energy Equipment & Services	20,398,850	8.32
Commercial Services & Supplies	17,861,979	7.28
Containers & Packaging	14,231,504	5.80
Trading Companies & Distributors	13,691,650	5.58
Software	13,425,608	5.47
Consumer Finance	12,592,240	5.13
Internet & Direct Marketing Retail	11,821,776	4.82
Retail	11,065,470	4.51
Home Improvement Retail	9,603,750	3.91
Distributors	9,433,463	3.85
Auto Components	9,053,391	3.69
Airlines	8,921,291	3.64
Construction & Engineering	8,833,750	3.60
IT Consulting & Other Services	8,667,838	3.53
Real Estate Management & Development	8,000,000	3.26
Automobiles	7,462,500	3.05
Textiles, Apparel & Luxury Goods	6,895,350	2.81
Internet Software & Services	5,303,637	2.16
Household Durables	4,950,000	2.02
Personal Products	4,789,375	1.95
Road & Rail	4,318,728	1.76
Chemicals	2,995,600	1.22
Technology Hardware, Storage & Peripherals	2,904,535	1.19
Diversified Telecommunication Services	1,522,319	0.62
Media	145,736	0.06

Total	$245,315,441	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,970,690	10.56%
Energy Equipment & Services	20,415,620	8.30
Containers & Packaging	18,699,796	7.61
Construction & Engineering	16,069,570	6.54
Commercial Services & Supplies	14,739,470	6.00
Trading Companies & Distributors	13,716,650	5.58
Software	13,385,491	5.44
Consumer Finance	13,002,000	5.29
Retail	11,518,645	4.69
Home Improvement Retail	9,717,000	3.95
Distributors	9,506,517	3.87
Airlines	9,176,185	3.73
Auto Components	8,694,150	3.54
IT Consulting & Other Services	8,689,919	3.53
Automobiles	7,960,000	3.24
Real Estate Management & Development	7,890,000	3.21
Textiles, Apparel & Luxury Goods	6,912,675	2.81
Internet & Direct Marketing Retail	6,321,268	2.57
Internet Software & Services	5,764,688	2.34
Construction Materials	4,875,750	1.98
Personal Products	4,819,687	1.96
Road & Rail	4,355,536	1.77
Technology Hardware, Storage & Peripherals	1,944,128	0.79
Diversified Telecommunication Services	1,516,409	0.62
Media	193,776	0.08

Total	$245,855,620	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$93,444,226	38.09%
U.S. Midwest	57,180,585	23.31
U.S. Southwest	32,963,207	13.44
U.S. West	28,759,388	11.72
U.S. Mid-Atlantic	21,523,723	8.78
U.S. Southeast	6,311,694	2.57
International	5,132,618	2.09

Total	$245,315,441	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$92,861,915	37.77%
U.S. Midwest	63,228,584	25.72
U.S. Southwest	33,411,717	13.59
U.S. West	23,279,988	9.47
U.S. Mid-Atlantic	21,556,661	8.77
U.S. Southeast	6,336,097	2.58
International	5,180,658	2.10

Total	$245,855,620	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2021, the Company made investments in new and existing portfolio companies of approximately $8.0 million and $10.1 million, respectively, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2021, the Company made investments of $1.3 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

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

At September 30, 2021 and June 30, 2021, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$227,680,740	$227,680,740
Senior Secured Second Lien Debt Investments	—	—	6,800,000	6,800,000
Equity, Warrants and Other Investments	—	—	10,834,701	10,834,701

Total Investments	—	—	$245,315,441	$245,315,441

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$230,351,618	$230,351,618
Senior Secured Second Lien Debt Investments	—	—	6,240,000	6,240,000
Equity, Warrants and Other Investments	—	—	9,264,002	9,264,002

Total Investments	—	—	$245,855,620	$245,855,620

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	18,330,775	—	—	1,157,357	19,488,132
Sales	(21,537,261)	—	—	—	(21,537,261)
Amortization	744,069	6,273	—	—	750,342
Net realized gains (losses)	761,463	—	—	—	761,463
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(969,924)	553,727	—	413,342	(2,855)

Fair value at September 30, 2021	$227,680,740	$6,800,000	$—	$10,834,701	$245,315,441

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2021	$(816,575)	$553,727	$—	$413,342	$150,494

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2020:

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

During the three months ended September 30, 2021 and September 30, 2020, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2021 and June 30, 2021. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$212,320,858	Yield Analysis	Market Yields	9.9%	6.1% - 24.8%
Senior Secured First Lien Debt Investments	7,268,546	Market Comparable Approach	EBITDA Multiple	2.6x	0.0x - 5.7x
Senior Secured First Lien Debt Investments	7,945,600	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	145,737	Recovery Analysis	Recovery Amount	N/A	N/A
Senior Secured Second Lien Debt Investments	6,800,000	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	10,834,700	Market Comparable Approach	EBITDA Multiple	6.3x	0.0x - 11.2x

	Fair Value as of June 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$177,454,031	Yield Analysis	Market Yields	9.5%	6.1% - 23.3%
Senior Secured First Lien Debt Investments	7,780,230	Market Comparable Approach	EBITDA Multiple	3.2x	0.0x – 6.2x
Senior Secured First Lien Debt Investments	44,923,581	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	193,776	Recovery Analysis	Recovery Amount	N/A	N/A
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	8,520,044	Market Comparable Approach	EBITDA Multiple	6.9x	3.6x - 11.7x
Equity, Warrants and Other Investments	743,958	Broker Quoted	Broker Quoted	N/A	N/A

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

As of September 30, 2021 and June 30, 2021, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively. We intend to repay the Term Financing in full on or prior to December 5, 2021 in accordance with the terms of the Term Financing.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility (the “Revolving Financing”) with UBS. On June 21, 2019, the Company amended the Revolving Financing to reduce the size of the facility to $30.0 million. On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. The Company does not expect to extend the term of the Revolving Financing. Borrowings under the Revolving Financing generally bear interest at a rate per annum equal to one-month LIBOR plus 3.55% (the “Revolver Financing Rate”). The Company pays a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing will mature, and all accrued and unpaid interest will be due and payable, on the same day as the Term Financing, which is December 5, 2021. As of September 30, 2021 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing, respectively.

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of September 30, 2021, there were no borrowings outstanding under the Capital One Revolving Financing.

Cash, restricted (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Term Financing, the Revolving Financing and the Capital One Revolving Financing and is restricted to purchases of investments by SPV,LLC and SPV LLC that must meet certain eligibility criteria identified by the Indenture. As of September 30, 2021, SPV,LLC and SPV LLC had aggregate assets of $173.6 million, which included $165.9 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $7.7 million in cash held by the trustees of the Term Financing, the Revolving Financing and the Capital One Revolving Financing (together, the “Financing Facilities”). As of June 30, 2021, SPV and LLC had aggregate assets of $175.8 million, which included $169.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.2 million in cash held by the trustee of the Term Financing. For the three months ended September 30, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $102.0 million and 3.25%, respectively. For the three months ended September 30, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Financing Facilities was $118.8 million and 3.66%, respectively.

The fair value of the Company’s Notes Payable is estimated based on the rate at which similar facilities would be priced. At September 30, 2021 and June 30, 2021, the fair value of the Notes Payable was estimated at $102.0 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

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

The 2026 Notes will mature on April 1, 2026 and bear interest at a rate of 4.875%. The 2026 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the 2026 Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing, the Revolving Financing and the Capital One Revolving Financing. The 2026 Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

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

As of September 30, 2021, the carrying amount of the 2026 Notes was $64.7 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 4.42%. As of September 30, 2021, the fair value of the 2026 Notes was $66.1 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2021 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2022	$102,000,000
2023	—
2024	—
2025	—
2026	65,000,000

Total long-term debt	167,000,000

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

The Company’s Board of Directors declared the following quarterly distributions:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2021	September 23, 2021	September 24, 2021	October 14, 2021	$0.1500	1st 2022

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the unfunded commitments as of September 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.50%	10/7/24
Empire Office Inc. – Delayed Draw	3,448,276	—	0.75%	4/12/24
NWN Parent Holdings, LLC – Revolver	1,200,000	—	0.50%	5/5/26

Total Unfunded Commitments	$7,873,914	$—

The following table details the unfunded commitments as of June 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.50%	10/7/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/5/26

Total Unfunded Commitments	$4,425,638	$—

Note 7. Agreements and Related Party Transactions

Advisory Agreement

The Company is party to the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”).

For the three months ended September 30, 2021, $1,128,504 in Base Management Fees were earned by the Adviser, of which $116,936 was waived. As of September 30, 2021, $1,011,569 of such fees were payable. For the three months ended September 30, 2020, $1,220,772 in Base Management Fees were earned by the Adviser, of which $112,971 was waived. As of September 30, 2020, $2,304,739 of such fees were payable.

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

For the three months ended September 30, 2021, the Company incurred no Income-Based Fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of September 30, 2021, $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2020, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income. As of September 30, 2020, $58,673 of Income-Based Fees were currently payable to the Adviser and $649,123 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2021.

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

As of September 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Messrs. Mauer and Jansen, together, hold an approximate 24% interest in the Adviser. Investcorp holds an approximate 76% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a Base Management Fee and Incentive Fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The Incentive Fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the Board with the valuation of the Company’s portfolio investments. The Adviser’s Base Management Fee and Incentive Fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

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

The Company incurred costs of $351,700 under the Administration Agreement for the three months ended September 30, 2021. The Company incurred costs of $354,000 under the Administration Agreement for the three months ended September 30, 2020.

As of September 30, 2021 and June 30, 2021, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

Stock Purchase Agreement

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which, Investcorp BDC was required by August 30, 2021, to purchase (i) 680,985 newly issued shares of the Company’s common stock, par value $0.001 per share at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions.

As of September 30, 2021, Investcorp BDC has completed all required purchases under the Stock Purchase Agreement. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Co-investment Exemptive Relief

On July 20, 2021, the SEC issued an order, which superseded a prior order issued on March 19, 2019, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”) must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended September 30, 2021, the Company recorded directors’ fees of $75,625, of which $24,984 were payable at September 30, 2021. For the three months ended September 30, 2020, the Company recorded directors’ fees of $75,625, of which $21,684 were payable at September 30, 2020.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended September 30,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$3,286,448	$2,802,317
Weighted average shares of common stock outstanding	14,066,370	13,893,725
Basic/diluted net increase (decrease) in net assets from operations per share	$0.23	$0.20

On September 3, 2021, the Company issued 453,985 shares of common stock, par value $0.001 per share to Investcorp at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the Company’s common stock to Investcorp BDC was made pursuant to the Stock Purchase Agreement and the issuance of the Company’s common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500

#	Special distribution
*	Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30,
	2021		2020
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$2,157,501	100%	$2,501,034	100%
Long-term capital gains	—	—	—	—

Total	$2,157,501	100%	$2,501,034	100%

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2021 and September 30, 2020.

	Three months ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,921,767	$202,592,833	13,885,335	$202,450,906
Issuance of common shares	453,985	3,141,576	—	—
Reinvestments of stockholder distributions	7,588	43,752	9,300	32,955
Retirement of repurchased shares	—	—	—	—

Balance at end of period	14,383,340	$205,778,161	13,894,635	$202,483,861

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended September 30,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$6.92	$7.79
Net investment income	0.18	0.20
Net realized and unrealized gains (losses)	0.05	—

Net increase (decrease) in net assets resulting from operations	0.23	0.20
Capital transactions(2)
Dividends from net investment income	(0.15)	(0.18)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.15)	(0.18)
Offering costs	—	—

Net asset value, end of period	$7.00	$7.81

Market value per share, end of period	$5.45	$3.63
Total return based on market value(3)(4)	3.85%	10.21%
Shares outstanding at end of period	14,383,340	13,894,635
Ratio/Supplemental Data:
Net assets, at end of period	$100,670,124	$108,459,233
Ratio of total expenses to average net assets(5)	16.05%	15.87%
Ratio of net expenses to average net assets(5)	15.59%	15.45%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	7.26%	7.25%
Ratio of net investment income before fee waiver to average net assets	10.42%	9.63%
Ratio of net investment income after fee waiver to average net assets	9.96%	10.05%
Total Notes Payable	164,566,111	167,375,000
Asset Coverage Ratio(6)	1.61	1.65
Portfolio Turnover Rate(4)	8%	5%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
(1)	The per share data was derived by using the shares outstanding during the period.
(2)	The per share data for dividends and distributions declared reflects the actual amount of the dividends and distributions declared per share during the period.
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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2021 and September 30, 2020:

	For the three months ended September 30,
	2021	2020
Loan Amendment/Consent Fee	$104,284	$43,060

Other Fee Income	$104,284	$43,060

Note 14. Tax Information

As of September 30, 2021, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$297,260,432

Gross unrealized appreciation	4,509,120
Gross unrealized depreciation	(56,454,111)

Net unrealized investment depreciation	$(51,944,991)

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

Subsequent to September 30, 2021 through November 5, 2021, the Company invested $10.8 million in two new portfolio companies and one existing portfolio company and received $8.0 million in repayments.

The Company’s dividend framework provides a quarterly base dividend and is supplemented (when applicable) by additional dividends determined by the level of earnings on a net investment income basis relative to the base dividend level.

On November 3, 2021, the Company’s board of directors declared a distribution for the quarter ended December 31, 2021 of $0.15 per share payable on January 4, 2022 to stockholders of record as of December 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	our business prospects and the prospects of our portfolio companies;

•	the return or impact of current and future investments that we make;

•	the impact of global health pandemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with CM Investment Partners LLC;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company;

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations,

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of standalone first and second lien loans, unitranche loans and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed by the Cyrus Funds and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $14.4 billion as of September 30, 2021. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

We have entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, as our investment adviser and administrator, respectively.

Pursuant to the Advisory Agreement, we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date)and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

Under the Administration Agreement, the Adviser provides us with our chief financial officer, accounting and back-office professionals, equipment and clerical, bookkeeping, recordkeeping and other administrative services.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. At September 30, 2021, we had no Taxable Subsidiaries. At June 30, 2021, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

On July 20, 2021, the SEC issued an order, which superseded a prior order issued on March 19, 2019, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such pandemic. Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy, including the Company’s primary markets of operation. During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. As of the three months ended September 30, 2021, and subsequent to September 30, 2021, the COVID-19 pandemic continues to have a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will continue to negatively affect our portfolio companies’ operating results or the impact that such disruptions may continue to have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information concerning the COVID-19 pandemic and its impact on our business and our operating results, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and Part I, Item IA. Risk Factors in our most recently filed Annual Report on Form 10-K.

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

As of September 30, 2021, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors. As of June 30, 2021, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of September 30, 2021, we had five investments on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first lien loan, revolver, and second lien loans, and one investment on partial non-accrual status, Fusion Connect Inc. – Take-Back Term Loan, which collectively represented approximately 1.51% of our portfolio at fair value. As of June 30, 2021, we had four investments on non-accrual status and one investment on partial non-accrual status, which represented approximately 1.7% of our portfolio at fair value.

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

As of September 30, 2021 and June 30, 2021, there were $102.0 million and $102.0 million borrowings outstanding under the Term Financing, respectively. We intend to repay the Term Financing in full on or prior to December 5, 2021 in accordance with the terms of the Term Financing.

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

As of September 30, 2021 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing.

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

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. Default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing requires the payment of (A) an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing, and (B) an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of September 30, 2021, there were no borrowings outstanding under the Capital One Revolving Financing. We refer to the Term Financing, the Revolving Financing and the Capital One Revolving Financing collectively as the “Financing Facilities.”

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

The 2026 Notes will mature on April 1, 2026 and bear interest at a rate of 4.875%. The 2026 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by us. Because the 2026 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing, the Revolving Financing and the Capital One Revolving Financing. The 2026 Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2021, the outstanding principal balance of the 2026 Notes was approximately $65 million.

The indenture under which the 2026 Notes are issued (the “2026 Notes Indenture”) contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar no-action or other relief), and to provide financial information to the holders of the 2026 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are set forth in the 2026 Notes Indenture.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2021 and June 30, 2021, approximately 3.98% and 6.81% of our total assets were non-qualifying assets, respectively.

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

Portfolio and investment activity

Portfolio composition

We invest primarily in middle-market companies in the form of standalone first and second lien loans, unitranche loans and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

At September 30, 2021, our investment portfolio of $245.3 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 92.81% were first lien investments, 2.77% were second lien investments, and 4.42% were in equities, warrants and other positions. At September 30, 2021, our average and largest portfolio company investment at fair value was $6.8 million and $12.9 million, respectively.

At June 30, 2021, our investment portfolio of $245.9 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 93.69% were first lien investments, 2.54% were second lien investments, and 3.77% were in equities, warrants and other positions. At June 30, 2021, our average and largest portfolio company investment at fair value was $6.8 million and $13.0 million, respectively.

As of September 30, 2021 and June 30, 2021, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 8.18% and 8.10% respectively. As of September 30, 2021 and June 30, 2021, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 7.66% and 7.62%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At September 30, 2021 and June 30, 2021, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at September 30, 2021	Percentage of Total Portfolio at June 30, 2021
Professional Services	10.77%	10.56%
Energy Equipment & Services	8.32	8.30
Commercial Services & Supplies	7.28	6.00
Containers & Packaging	5.80	7.61
Trading Companies & Distributors	5.58	5.58
Software	5.47	5.44
Consumer Finance	5.13	5.29
Internet & Direct Marketing Retail	4.82	2.57
Retail	4.51	4.69
Home Improvement Retail	3.91	3.95
Distributors	3.85	3.87
Auto Components	3.69	3.54
Airlines	3.64	3.73
Construction & Engineering	3.60	6.54
IT Consulting & Other Services	3.53	3.53
Real Estate Management & Development	3.26	3.21
Automobiles	3.05	3.24
Textiles, Apparel & Luxury Goods	2.81	2.81
Internet Software & Services	2.16	2.34
Household Durables	2.02	—
Personal Products	1.95	1.96
Road & Rail	1.76	1.77
Chemicals	1.22	—
Technology Hardware, Storage & Peripherals	1.19	0.79
Diversified Telecommunication Services	0.62	0.62
Media	0.06	0.08
Construction Materials	—	1.98

	100.00%	100.00%

During the three months ended September 30, 2021, we added 6 new investments totaling approximately $18.1 million. Two of these investments were in new portfolio companies. Of the new investments, 94.0% consisted of first lien investments.

At September 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates. At June 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2021, we had four investments with aggregate unfunded commitments of $7.9 million, and as of June 30, 2021, we had three investments with aggregate unfunded commitments of $4.4 million. As of September 30, 2021, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio:

	As of September 30, 2021			As of June 30, 2021
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$31,808,537	13.0%	4	$34,238,793	13.9%	5
2	180,489,489	73.6	32	174,277,539	70.9	30
3	29,309,480	11.9	7	33,232,598	13.5	16
4	1,333,857	0.5	1	—	—	—
5	2,374,078	1.0	8	4,106,690	1.7	8

Total	$245,315,441	100.00%	52	$245,855,620	100.00%	50

Results of Operations

Comparison of the three months ended September 30, 2021 and September 30, 2020

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2021 decreased to $6.5 million from $7.0 million for the three months ended September 30, 2020, primarily related to a decrease in investments of income producing companies.

Expenses

Total expenses for the three months ended September 30, 2021 decreased to $4.0 million, compared to $4.2 million for the three months ended September 30, 2020, primarily due to a decrease in interest expenses related to decreased borrowings under the Revolving Financing, a decrease in LIBOR rate, and a decrease in base management fees (net of waiver) related to a decrease in total assets and no income-based fees.

Net investment income

Net investment income decreased to $2.5 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020, primarily due to a decrease in assets under management which decreased our interest income, partially offset by a decrease in interest expense and an increase in non-accrual investments compared to the prior period.

Net realized gain or loss

Net realized gains on investments totaled $0.8 million for the three months ended September 30, 2021. There were no net realized gains on investments for the three months ended September 30, 2020.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $2,855 for the three months ended September 30, 2021, primarily due to the increase in value of 4L Technologies, Inc. Preferred Stock and Zerochaos Parent, LLC, which was offset by a decrease in the value of Techniplas Foreign Holdco LP Common Stock and Fusion Connect Inc. –Take-Back Term Loan.

During the three months ended September 30, 2020, we recorded a net change in unrealized appreciation of $0.1 million, primarily due to the increase in value of Bioplan USA, Inc, Premiere Global Services, Inc. and CB URS Holdings Corporation, which was offset by a decrease in the value of 1888 Industrial Services – Term B.

Liquidity and capital resources

Cash flows

For the three months ended September 30, 2021, our unrestricted cash balance increased by $2.7 million. During that period, cash increased by $2.6 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $19.4 million, offset by sales of investments of $21.5 million in portfolio companies. During the same period, cash from financing activities increased by $1.1 million, consisting primarily of the issuance of $3.1 million of common shares offset by $2.0 million of distributions paid to our stockholders.

Capital resources

As of September 30, 2021, we had $8.6 million of cash as well as $7.7 million in restricted cash and $20.0 million of capacity under the Revolving Financing and $115.0 million capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of securities, future borrowings under the Revolving Financing and the Capital One Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Financing Facilities, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

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

For the three months ended September 30, 2021 under the Advisory Agreement, $1,128,504 in Base Management Fees were earned by the Adviser, of which $116,936 was waived. As of September 30, 2021, $1,011,569 was payable. For the three months ended September 30, 2020 under the Advisory Agreement, $1,220,772 in Base Management Fees were earned by the Adviser, of which $112,971 was waived. As of September 30, 2020, $2,304,739 was payable.

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

For the three months ended September 30, 2021, we incurred no Income-Based Fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of September 30, 2021, $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2020, we incurred no Income-Based Fees. As of September 30, 2020, $58,673 of Income-Based Fees are currently payable to the Adviser and $649,123 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date)and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2021. Under U.S. GAAP, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of September 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of September 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Prior Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2021, our off-balance sheet arrangements consisted of $7.9 million in unfunded commitments to four of our portfolio companies. As of September 30, 2021, we had sufficient liquidity (through cash on hand and available borrowings under our Revolving Financing and the Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise As of June 30, 2021, our off-balance arrangements consisted of $4.4 million in unfunded commitments to three of our portfolio companies.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to the three months ended September 30, 2021 through November 5, 2021, we invested $10.8 million in two new portfolio companies and one existing portfolio company and received $8.0 million in repayments.

On November 3, 2021, our board of directors declared a distribution for the quarter ended December 31, 2021 of $0.15 per share payable on January 4, 2022 to stockholders of record as of December 10, 2021.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2021, 96.1% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our current portfolio with certain interest rate floors and our financing at September 30, 2021, a 1.00% increase in interest rates would decrease our net interest income by approximately 5.7% and a 2.00% increase in interest rates would increase our net interest income by approximately 1.42%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2021, which was filed with the SEC on September 14, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2021, we issued 453,985 shares of common stock, par value $0.001 per share, to Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp, at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the common stock was made pursuant to our definitive stock purchase and transaction agreement, dated June 26, 2019, with Investcorp BDC. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws(1)
10.1	Loan, Security and Investment Management Agreement, dated as of August 23, 2021, by and among CM Investment Partners LLC, Investcorp BDC SPV, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, hedge counterparty, swingline lender and arranger, and Wells Fargo Bank, National Association, as collateral custodian(3)
10.2	Sale and Contribution Agreement, dated as of August 23, 2021, by and between Investcorp BDC SPV, as buyer, and the Company, as seller(3)
10.3	Pledge Agreement, dated as of August 23, 2021, by and between the Company, as pledgor, in favor of Capital One, as administrative agent(3)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on August 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2021

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1