Form 10-Q
period 2021-12-31
Investcorp Credit Management BDC, Inc.
filed 2022-02-07
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 7, 2022 was 14,385,038.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2021 (Unaudited)	June 30, 2021
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $302,876,902 and $297,797,756, respectively)	$266,726,500	$245,855,620
Affiliated investments, at fair value (amortized cost of $8,548,415 and $0, respectively)	2,646,218	—
Cash	16,324,330	5,845,249
Cash, restricted	19,807,262	6,759,954
Receivable for investments sold	767,497	5,875,293
Interest receivable	1,990,978	2,501,591
Payment-in-kind interest receivable	1,279	41,747
Other receivables	427,208	427,208
Prepaid expenses and other assets	84,147	376,197

Total Assets	$308,775,419	$267,682,859

Liabilities
Notes payable:
Term loan	$—	$102,000,000
Revolving credit facility	115,000,000	—
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(2,260,556)	(1,235,000)
Unamortized discount	(302,218)	(337,773)

Notes payable, net	177,437,226	165,427,227
Payable for investments purchased	23,568,919	—
Dividend payable	2,157,627	2,088,265
Income-based incentive fees payable	647,885	647,885
Base management fees payable	1,016,227	1,070,580
Interest payable	1,233,354	949,360
Directors’ fees payable	27,081	28,859
Accrued expenses and other liabilities	720,358	1,114,834

Total Liabilities	206,808,677	171,327,010

Commitments and Contingencies (Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,384,180 and 13,921,767 shares issued and outstanding, respectively)	14,384	13,922
Additional paid-in capital	203,847,104	200,657,892
Distributable earnings (loss)	(101,894,746)	(104,315,965)

Total Net Assets	101,966,742	96,355,849

Total Liabilities and Net Assets	$308,775,419	$267,682,859

Net Asset Value Per Share	$7.09	$6.92

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$6,021,868	$5,823,345	$12,025,646	$11,910,939
Affiliated investments	40,437		40,437

Total interest income	6,062,305	5,823,345	12,066,083	11,910,939
Payment in-kind interest income
Non-controlled, non-affiliated investments	21,234	891,417	100,348	1,731,744
Affiliated investments	89,285		89,285

Total payment-in-kind interest income	110,519	891,417	189,633	1,731,744
Dividend income	—	—	296,126	—
Other fee income
Non-controlled, non-affiliated investments	36,695	373,004	140,979	416,064
Affiliated investments	759		759

Total other fee income	37,454	373,004	141,738	416,064

Total investment income	6,210,278	7,087,766	12,693,580	14,058,747

Expenses:
Interest expense	1,790,513	1,837,775	3,532,083	3,819,500
Base management fees	1,123,105	1,189,440	2,251,609	2,410,212
Income-based incentive fees	—	—	—	—
Provision for tax expense	27,960	5,780	27,960	5,780
Professional fees	301,970	319,725	605,759	639,450
Allocation of administrative costs from advisor	351,700	354,000	703,400	708,000
Amortization of deferred debt issuance costs	173,333	—	274,444	—
Amortization of original issue discount – 2026 Notes	17,778	—	35,555	—
Insurance expense	121,134	108,186	242,268	216,372
Directors’ fees	75,625	78,625	151,250	155,250
Custodian and administrator fees	72,512	63,822	147,844	129,749
Offering expense	—	86,906	—	172,133
Other expenses	158,999	119,828	314,855	245,100

Total expenses	4,214,629	4,164,087	8,287,027	8,501,546
Waiver of base management fees	(106,878)	(94,359)	(223,814)	(207,330)
Waiver of income-based incentive fees	—	—	—	—

Net expenses	4,107,751	4,069,728	8,063,213	8,294,216

Net investment income	2,102,527	3,018,038	4,630,367	5,764,531

Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(348,351)	—	413,112	3,693

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Affiliated investments	(8,196,669)		(8,196,669)

Net realized loss from investments	(8,545,020)	—	(7,783,557)	3,693
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	1,591,986	59,768	1,589,131	111,899
Affiliated investments	8,300,406		8,300,406

Net change in unrealized appreciation on investments	9,892,392	59,768	9,889,537	111,899

Total realized gain (loss) and change in unrealized appreciation on investments	1,347,372	59,768	2,105,980	115,592

Net increase (decrease) in net assets resulting from operations	$3,449,899	$3,077,806	$6,736,347	$5,880,123

Basic and diluted:
Net investment income per share	$0.15	$0.22	$0.33	$0.41
Earnings per share	$0.24	$0.22	$0.47	$0.42
Weighted average shares of common stock outstanding	14,384,025	13,905,173	14,225,197	13,899,449
Distributions paid per common share	$0.15	$0.18	$0.30	$0.36

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended December 31,
	2021	2020
Net assets at beginning of period	$100,670,124	$108,459,233

Increase (decrease) in net assets resulting from operations:
Net investment income	2,102,527	3,018,038
Net realized gain/(loss) on investments	(8,545,020)	—
Net change in unrealized appreciation (depreciation) on investments	9,892,392	59,768

Net increase (decrease) in net assets resulting from operations	3,449,899	3,077,806

Stockholder distributions:
Distributions from net investment income	(2,157,627)	(2,503,272)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,157,627)	(2,503,272)

Capital transactions:
Issuance of common shares ($0 and $000,000, respectively)	—	—
Reinvestments of stockholder distributions	4,346	37,547

Net increase (decrease) in net assets resulting from capital transactions	4,346	37,547

Net increase (decrease) in net assets	1,296,618	612,081

Net assets at end of period	$101,966,742	$109,071,314

	For the six months ended December 31,
	2021	2020
Net assets at beginning of year	$96,355,849	$108,124,995

Increase (decrease) in net assets resulting from operations:
Net investment income	4,630,367	5,764,531
Net realized gain/(loss) on investments	(7,783,557)	3,693
Net change in unrealized appreciation (depreciation) on investments	9,889,537	111,899

Net increase (decrease) in net assets resulting from operations	6,736,347	5,880,123

Stockholder distributions:
Distributions from net investment income	(4,315,128)	(5,004,306)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(4,315,128)	(5,004,306)

Capital transactions:
Issuance of common shares (453,985 and 0, respectively)	3,141,576	—
Reinvestments of stockholder distributions	48,098	70,502

Net increase (decrease) in net assets resulting from capital transactions	3,189,674	70,502

Net increase (decrease) in net assets	5,610,893	946,319

Net assets at end of year	$101,966,742	$109,071,314

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$6,736,347	$5,880,123

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(86,563,667)	(30,884,953)
Payment in-kind interest	(230,101)	(1,724,116)
Sales and repayments of investments	66,870,670	47,120,176
Net realized (gain) loss on investments	7,783,557	(3,693)
Net change in unrealized depreciation on investments	(9,889,537)	(111,899)
Amortization of discount/premium on investments	(1,488,020)	(1,505,384)
Amortization of deferred debt issuance costs and original issue discount	274,444	172,132
Amortization of original issue discount – 2026 Notes	35,555	—
Net (increase) decrease in operating assets:
Interest receivable	510,613	82,277
Payment-in-kind interest receivable	40,468	(18,037)
Receivable for investments sold	5,107,796	(456,992)
Other receivables	—	708,355
Prepaid expenses and other assets	292,050	231,398
Net increase (decrease) in operating liabilities:
Payable for investments purchased	23,568,919	—
Interest payable	283,994	(23,223)
Directors fees payable	(1,778)	(750)
Accrued expenses and other liabilities	(394,476)	(189,591)
Base management fees payable	(54,353)	(101,855)
Income-based incentive fees payable	—	(58,674)

Net cash provided by (used in) operating activities	12,882,481	19,115,294

Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,300,000)	—
Issuance of common shares	3,141,576	—
Distributions to stockholders	(4,197,668)	(4,929,892)
Repayments of Term loan	(102,000,000)	—
Proceeds from borrowing on revolving credit facility	115,000,000	—
Repayments of borrowing on revolving credit facility	—	(26,000,000)

Net cash provided by financing activities	10,643,908	(30,929,892)

Net change in cash	23,526,389	(11,814,598)

Cash:
Cash and restricted cash at beginning of year	12,605,203	20,293,562

Cash and restricted cash at end of period	$36,131,592	$8,478,964

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,248,088	$3,842,723
Cash paid for taxes	$5,862	$5,780
Issuance of shares pursuant to Dividend Reinvestment Plan	$48,098	$70,502
Non-cash purchase of investments	$(1,718,794)	$—
Non-cash sale of investments	$1,718,794	$—

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments

(Unaudited)

December 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
4L Technologies Inc	Technology Hardware, Storage & Peripherals	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,201,519	$1,201,519	$1,177,489	1.15%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	6/30/2024	7,462,500	7,276,499	7,462,500	7.32%
Advanced Solutions International(12)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,312,500	7,187,365	7,239,375	7.10%
Agrofresh Inc.(12)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,221,774	5,241,194	5,241,356	5.14%
ALCV Purchaser, Inc.(12)	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	7,000,000	6,907,355	6,965,000	6.83%
Altern Marketing, LLC(12)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	11,420,916	11,306,093	11,306,707	11.09%
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.) – Revolver(4)(9)	Software	PRIME + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	1,615,055	1,597,230	1,337,911	1.31%
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.)(9)	Software	PRIME + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	8,372,778	8,140,989	88,751	0.09%
Arborworks Acquisition LLC – Revolver(4)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	583,851	583,851	578,012	0.57%
Arborworks Acquisition LLC	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	8,074,534	7,994,984	7,993,789	7.84%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% PIK (1.00% Floor)	10/21/2019	6/30/2026	12,080,000	11,850,107	11,898,800	11.67%
Bioplan USA, Inc.(3)	Containers & Packaging	3M L + 7.25% + 0.5% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,498,026	7,054,352	8,094,370	7.94%
CareerBuilder, LLC(12)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,081,612	7,720,136	7.57%
Cook & Boardman Group LLC(12)	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,698,902	9,637,854	9,407,935	9.23%
Crafty Apes	Entertainment	PRIME + 5.23% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,920,000	7,920,000	7.77%
DSG Entertainment Services, Inc.(f/k/a Deluxe Toronto Ltd.)(5)(7)(9)(13)	Entertainment	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	890,809	892,046	125,426	0.12%
Easy Way Leisure Corporation(12)	Household Durables	3M L + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,987,437	7,881,578	7,907,563	7.76%
Empire Office Inc(12)	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	$12,937,734	$12,749,224	$12,808,357	12.56%
FR Flow Control CB LLC – Term B(5)(6)(12)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,916,611	4,986,882	4.89%
Fusion Connect Inc. – Exit Term Loan	IT Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	4,159,332	4,117,375	4,200,925	4.12%
Fusion Connect Inc. – Take-Back Term Loan(3)(10)	IT Services	3M L + 1.00% + 7.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	1,184,505	1.16%
Galaxy Universal LLC(12)	Textiles, Apparel & Luxury Goods	3M L + 5.75% (1.00% Floor)	11/10/2021	11/12/2026	6,572,500	6,443,752	6,441,050	6.32%
GS Operating, LLC(12)	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	9,677,268	9,540,308	9,774,040	9.59%
Horus Infrastructure IA LLC(12)	Energy Equipment & Services	3M L + 4.50% (0.25% Floor)	11/8/2019	10/25/2022	4,500,000	4,372,385	4,342,500	4.26%
INW Manufacturing, LLC(12)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,906,250	4,771,915	4,759,063	4.67%
Klein Hersh LLC(12)	Professional Services	6M L + 7.00% (0.75% Floor)	11/16/2020	11/13/2025	11,750,000	11,641,579	11,750,000	11.52%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

December 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC(12)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	$7,000,000	$6,900,207	$6,902,000	6.77%
LH Intermediate Corporation(12)	Household Products	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,625,000	9,485,664	9,480,625	9.30%
Liberty Oilfield Services LLC(5)(12)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,083,750	6,064,613	6,083,750	5.97%
NWN Parent Holdings LLC – Revolver(4)	IT Services	3M L + 6.25% (1.00% Floor)	5/5/2021	5/7/2026	280,000	280,000	277,200	0.27%
NWN Parent Holdings LLC(12)	IT Services	3M L + 6.25% (1.00% Floor)	5/5/2021	5/7/2026	8,733,088	8,655,212	8,645,757	8.48%
Patriot MMG Buyer Inc.(12)	Metals & Mining	3M L + 5.75% (0.75% Floor)	10/29/2021	10/15/2027	5,000,000	4,951,373	4,950,000	4.85%
Potpourri Group, Inc.(12)	Internet & Direct Marketing Retail	12M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	10,992,189	10,921,340	10,992,189	10.78%
ProFrac Services, LLC(12)	Energy Equipment & Services	12M L + 8.50% (1.25% Floor)	9/7/2018	9/15/2023	7,453,912	7,441,031	7,416,643	7.27%
Qualtek USA LLC(12)	Construction & Engineering	3M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,187,500	9,090,715	8,774,062	8.60%
Retail Services WIS Corporation(12)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,947,127	6,826,688	6,808,185	6.68%
South Coast Terminals, LLC	Speciality Chemicals	3M L + 6.25% (1.00% Floor)	12/21/2021	12/10/2026	9,032,258	8,941,936	8,941,936	8.77%
Techniplas LLC(3)	Auto Components	Fixed 10.00% PIK	6/19/2020	6/18/2027	632,965	632,965	1,265,930	1.24%
Veregy Consolidated, Inc.(12)	Commercial Services & Supplies	3M L + 6.00% (1.00% Floor)	11/2/2020	11/3/2027	4,950,000	4,821,729	4,950,000	4.85%
Xenon Arc, Inc.	Distributors	1M L + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	6,000,000	5,940,044	5,940,000	5.83%

Total Senior Secured First Lien Debt Investments					269,964,808	265,355,938	254,140,719	249.25%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (f/k/a Premiere Global Services, Inc.)(3)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%

Total Senior Secured Second Lien Debt Investments					17,510,848	17,374,608	—	0.00%

Equity, Warrants and Other Investments
4L Technologies Inc Common Stock(8)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	74,959	0.07%
4L Technologies Inc Preferred Stock(8)	Technology Hardware, Storage & Peripherals				2,289	209,005	1,716,825	1.68%
Advanced Solutions International Preferred Equity	Software				888,170	1,000,000	1,181,266	1.16%
Arborworks Acquisition LLC (Equity Interest)(8)	Commercial Services & Supplies				62	62,112	62,112	0.06%
Fusion Connect Inc. Common Stock(8)	IT Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(8)	IT Services				202,171	2,814,455	101	0.00%
Investcorp Transformer Aggregator LP(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.49%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments—(Continued)

(Unaudited)

December 31, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments, continued
Techniplas Foreign Holdco LP Common Stock(8)	Auto Components				$697,804	$13,388,897	$9,050,518	8.88%

Total Equity, Warrants and Other Investments					2,440,436	20,146,356	12,585,781	12.34%

Total Non – Controlled/Non – Affiliates					$289,916,092	$302,876,902	$266,726,500	261.58%

Affiliated(11)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(3)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	5,911,230	5,911,230	1,477,807	1.45%
1888 Industrial Services, LLC – Term C	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.67%
1888 Industrial Services, LLC – Revolver(4)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	5/1/2023	1,958,365	1,958,365	489,591	0.48%

Total Senior Secured First Lien Debt Investments					8,548,415	8,548,415	2,646,218	2.60%

Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(8)	Energy Equipment & Services				11,881	—	—	0.00%

Total Equity, Warrants and Other Investments					11,881	—	—	0.00%

Total Affiliated					$8,560,296	$8,548,415	$2,646,218	2.60%

Total Investments					$298,476,388	$311,425,317	$269,372,718	264.18%

Liabilities in excess other assets							(167,405,976)	164.18%

Net Assets							$101,966,742	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $269,372,718 million at fair value and represented 264.18% of the Company’s net assets.

(2)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Refer to Note 6 for more detail on the unfunded commitments.

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets represented 3.47% of the Company’s total assets, at fair value.

(6)	A portfolio company domiciled in the Netherlands. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(7)	A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(8)	Securities are non-income producing.

(9)	Classified as non-accrual asset.

(10)	Classified as a partial non-accrual asset.

(11)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments—(Continued)

(Unaudited)

December 31, 2021

1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2021, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended December 31, 2021 are as follows:

Portfolio Company	Type of Investment(a)	June 30, 2021 Value	Gross Additions(b)	Gross Reductions(c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,455,490	$89,270	$—	$—	$(66,953)	$1,477,807	89,285
	Senior Secured First Lien Term Loan B (3M LIBOR + 8.00% PIK)	—	—	—	(8,196,669)	8,196,669	—	—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	—	—	—	678,820	10,409
	Revolver (3M LIBOR + 5.00%)	489,591	—	—	—	—	489,591	30,028
	Common Equity Interest(e)	—	170,691	(170,691)	—	—	—	—

		$2,623,901	$259,961	$(170,691)	$(8,196,669)	$8,129,716	$2,646,218	$129,722

(a)	The fair value of all investments were determined using significant unobservable inputs.

(b)	Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(e)	Investment is non-income producing.

(12)	A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A.

(13)	Security in default.

1M L — 1-month LIBOR (0.10% as of December 31, 2021)

3M L — 3-month LIBOR (0.21% as of December 31, 2021)

6M L — 6-month LIBOR (0.34% as of December 31, 2021)

12M L — 12-month LIBOR (0.58% as of December 31, 2021)

PRIME — 3.25% as of December 31, 2021

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.25%	11/8/2019	10/25/2022	$4,625,000	$4,400,035	$4,393,750	4.56%
Hyperion Materials & Technologies, Inc.	Construction Materials	3M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,925,000	4,846,133	4,875,750	5.06%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,064,478	7,222,695	7.50%
INW Manufacturing, LLC	Personal Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,968,750	4,822,089	4,819,688	5.00%
Klein Hersh LLC	Professional Services	6M L + 7.50% (0.75% Floor)	11/16/2020	11/13/2025	4,875,000	4,831,216	4,875,000	5.06%
LH Intermediate Corporation	Home Improvement Retail	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,875,000	9,719,016	9,717,000	10.08%
Liberty Oilfield Services LLC(5)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,133,750	6,100,587	6,133,750	6.37%
NWN Parent Holdings LLC	IT Consulting & Other Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/5/2026	8,777,696	8,691,943	8,689,919	9.02%
One Sky Flight LLC	Airlines	6M L + 7.50% (1.00% Floor)	12/19/2019	12/27/2024	9,176,185	9,004,053	9,176,185	9.52%
Pixelle Specialty Solutions LLC	Containers & Packaging	1M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,035,716	6,127,153	6.36%
Potpourri Group, Inc.	Retail	12M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	11,634,995	11,545,872	11,518,645	11.95%
ProFrac Services, LLC	Energy Equipment & Services	12M L + 8.50% (1.25% Floor)	9/7/2018	9/15/2023	7,453,912	7,431,749	7,286,199	7.56%
Qualtek USA LLC	Construction & Engineering	3M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,312,500	9,202,547	8,846,875	9.18%
Retail Services WIS Corporation	Professional Services	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	7,035,000	6,897,942	6,894,300	7.16%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/18/2027	601,813	601,813	1,267,418	1.32%
Veregy Consolidated, Inc.	Commercial Services & Supplies	3M L + 6.00% (1.00% Floor)	11/2/2020	11/3/2027	4,975,000	4,837,351	4,975,000	5.16%
Veteran Services, LLC	Real Estate Management & Development	Fixed 12.00%	5/20/2021	5/20/2022	8,000,000	7,901,863	7,890,000	8.19%

Total Senior Secured First Lien Debt Investments					265,844,952	253,889,445	230,351,618	239.06%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,936,125	6,240,000	6.48%

Total Senior Secured Second Lien Debt Investments					25,510,848	25,310,733	6,240,000	6.48%

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

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.

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

December 31, 2021

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

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser serves as the Company’s investment adviser and administrator, respectively.

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of stand-alone first and second lien loans, unitranche loans and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the

1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business in, the United States; (2) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange with less than a $250 million market capitalization.

The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, financial condition, liquidity, the Company’s portfolio companies’ results of operations and, by extension. the Company’s operating results will depend on future developments, which remain uncertain and unpredictable.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2021 and June 30, 2021, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2021. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”), CM Finance SPV LLC (“LLC”) and Investcorp Credit Management BDC SPV LLC (“SPV LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Company had four loans on non-accrual status, to DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first lien loan, revolver, and second lien loans, and one loan on partial non-accrual status, to Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.02% of the Company’s portfolio at fair value. As of June 30, 2021, the Company had four loans on non-accrual status, to1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first and second lien loans, and one loan on partial non-accrual status, to Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.7% of the Company’s portfolio at fair value.

Dividend income is recorded on the ex-dividend date.

During the three months and six months ended December 31, 2021, $335,790 and $611,040, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and six months ended December 31, 2020, $287,232 and $811,162, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company earned PIK interest of $110,519 and $189,633 during the three and six months ended December 31, 2021, respectively. The Company earned PIK interest of $891,417 and $1,731,744 during the three and six months ended December 31, 2020, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and six months ended December 31, 2021. The Company earned no PIK dividends during the three and six months ended December 31, 2020.

c. Paid-in Capital

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

e. Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is generally determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV, LLC and SPV LLC based on the terms of the relevant financing arrangement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

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

Expenses are accrued as incurred.

Deferred debt issuance costs and deferred financing costs, incurred in connection with the Company’s financing arrangements and borrowings, are amortized using the straight-line method over the life of the debt.

i. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2021 or June 30, 2021.

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

Investments for which market quotations are not readily available or may be considered unreliable are fair valued, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The valuation method the Company uses may change as changes in the underlying portfolio company dictates, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material.

The Company’s valuation policies and procedures are developed by the Adviser, which, with oversight from the Company’s board of directors, is also responsible for ensuring that the valuation policies and procedures are consistently applied across all investments of the Company. The Company’s valuation policies and procedures have been approved by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company-specific developments, market valuations of comparable securities from the same company or that of comparable companies, as well as any other relevant factors, including recent purchases and sales that may have occurred preceding month-end.

Valuation models are typically calibrated upon initial funding and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, one or more third-party independent valuation firms engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and, as applicable, that of any independent valuation firm. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the board of directors of the Company determines, in good faith, the fair value of each investment.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 under the 1940 Act, establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Unaudited Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At December 31, 2021, June 30, 2021 and December 31, 2020, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $27,960 for the three and six months ended December 31, 2021 and $5,780 for the three and six months ended December 31, 2020.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP.

During the three and six months ended December 31, 2021, the Company recorded distributions of $2.2 million and $4.3 million, respectively. During the three and six months ended December 31, 2020, the Company recorded distributions of $2.5 million and $5.0 million, respectively. For certain periods, the tax character of a portion of distributions may be return of capital.

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

A RIC may elect to defer any capital losses incurred after October 31, 2020 (“post-October 2020”) to the beginning of the following fiscal year. As of June 30, 2021, the Company had a post-October 2020 short-term capital loss deferral of $182,121 and a post-October 2020 long-term capital loss deferral of $6,016,517. These losses are deemed to arise on July 1, 2021.

k. Capital Gains Incentive Fee

Under the Advisory Agreement, the Company has agreed to pay the Adviser a fee for investment advisory and management services consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Incentive Fee has two components: one based on the Company’s pre-Incentive Fee net investment income (the “Income-Based Fee”) and one based on capital gains (the “Capital Gains Fee”).

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2021.

As of December 31, 2021 and June 30, 2021, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

Note 3. Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

Note 4. Investments

The Company’s investments, at any time, may include securities and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, revolvers and delayed draw facilities, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures).

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

With respect to liquidity risk, the Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making the purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2021 and December 31, 2020, respectively. These purchase and sales amounts exclude derivative instruments as well as non-cash restructurings.

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Investment purchases, at cost (including PIK interest)	$67,305,636	$18,419,749	$86,793,768	$32,609,069
Investment sales and repayments	45,333,408	22,723,303	66,870,670	47,120,176

The composition of the Company’s investments as of December 31, 2021, by investment type as a percentage of the total portfolio, at amortized cost and fair value, is as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$273,904,353	87.95%	$256,786,937	95.33%
Senior Secured Second Lien Debt Investments	17,374,608	5.58	—	—
Equity, Warrants and Other Investments	20,146,356	6.47	12,585,781	4.67

Total	$311,425,317	100.00%	$269,372,718	100.00%

The composition of the Company’s investments as of June 30, 2021, by investment type as a percentage of the total portfolio, at amortized cost and fair value, is as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$253,889,445	85.26%	$230,351,618	93.69%
Senior Secured Second Lien Debt Investments	25,310,733	8.50	6,240,000	2.54
Equity, Warrants and Other Investments	18,597,578	6.24	9,264,002	3.77

Total	$297,797,756	100.00%	$245,855,620	100.00

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Commercial Services & Supplies	$33,700,454	12.51%
Internet & Direct Marketing Retail	22,298,896	8.28
Energy Equipment & Services	20,489,111	7.61
Professional Services	19,470,136	7.23
Software	17,309,804	6.42
Distributors	15,347,935	5.70
Trading Companies & Distributors	14,760,922	5.48
IT Services	14,308,488	5.31
Consumer Finance	11,898,800	4.42
Auto Components	10,316,448	3.83
Household Products	9,480,625	3.52
Specialty Chemicals	8,941,935	3.32
Construction & Engineering	8,774,063	3.26
Containers & Packaging	8,094,370	3.00
Entertainment	8,045,426	2.99
Household Durables	7,907,563	2.93
Automobiles	6,965,000	2.58
Diversified Telecommunication Services	6,902,000	2.56
Textiles, Apparel & Luxury Goods	6,441,050	2.39
Chemicals	5,241,356	1.95
Metal & Mining	4,950,000	1.84
Food Products	4,759,063	1.77
Technology Hardware, Storage & Peripherals	2,969,273	1.10

Total	$269,372,718	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,970,690	10.56%
Energy Equipment & Services	20,415,620	8.30
Containers & Packaging	18,699,796	7.61
Construction & Engineering	16,069,570	6.54
Commercial Services & Supplies	14,739,470	6.00
Trading Companies & Distributors	13,716,650	5.58
Software	13,385,491	5.44
Consumer Finance	13,002,000	5.29
Retail	11,518,645	4.69
Home Improvement Retail	9,717,000	3.95
Distributors	9,506,517	3.87
Airlines	9,176,185	3.73
Auto Components	8,694,150	3.54
IT Consulting & Other Services	8,689,919	3.53
Automobiles	7,960,000	3.24
Real Estate Management & Development	7,890,000	3.21
Textiles, Apparel & Luxury Goods	6,912,675	2.81
Internet & Direct Marketing Retail	6,321,268	2.57
Internet Software & Services	5,764,688	2.34
Construction Materials	4,875,750	1.98
Personal Products	4,819,687	1.96
Road & Rail	4,355,536	1.77
Technology Hardware, Storage & Peripherals	1,944,128	0.79
Diversified Telecommunication Services	1,516,409	0.62
Media	193,776	0.08

Total	$245,855,620	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$107,725,497	39.99%
U.S. West	49,699,523	18.45
U.S. Midwest	39,947,170	14.83
U.S. Southwest	33,431,983	12.41
U.S. Mid-Atlantic	17,828,576	6.62
U.S. Southeast	15,627,661	5.80
International	5,112,308	1.90

Total	$269,372,718	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$92,861,915	37.77%
U.S. Midwest	63,228,584	25.72
U.S. Southwest	33,411,717	13.59
U.S. West	23,279,988	9.47
U.S. Mid-Atlantic	21,556,661	8.77
U.S. Southeast	6,336,097	2.58
International	5,180,658	2.10

Total	$245,855,620	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2021, the Company made investments in new and existing portfolio companies of approximately $62.7 million and $21.5 million, respectively, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2021, the Company made investments of $2.3 million in existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. At December 31, 2021 and June 30, 2021, the Company held no derivative contracts.

d. Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy that prioritizes the inputs used in the valuation of an asset or liability based upon their transparency. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Classification within the hierarchy is based upon the lowest priority of input that is significant to the fair value measurement. The Company’s assets and liabilities measured at fair value have been classified in the following three categories:

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$256,786,937	$256,786,937
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	12,585,781	12,585,781

Total Investments	—	—	$269,372,718	$269,372,718

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$230,351,618	$230,351,618
Senior Secured Second Lien Debt Investments	—	—	6,240,000	6,240,000
Equity, Warrants and Other Investments	—	—	9,264,002	9,264,002

Total Investments	—	—	$245,855,620	$245,855,620

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	85,074,299	—	—	1,719,469	86,793,768
Sales	(58,699,979)	(8,000,000)	—	(170,691)	(66,870,670)
Amortization	1,424,145	63,875	—	—	1,488,020
Net realized gains (losses)	(7,783,557)	—	—	—	(7,783,557)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	6,420,411	1,696,125	—	1,773,001	9,889,537

Fair value at December 31, 2021	$256,786,937	$—	$—	$12,585,781	$269,372,718

Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2021	$(1,665,918)	$—	$—	$1,773,001	$107,083

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2020:

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

During the three and six months ended December 31, 2021 and December 31, 2020, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of December 31, 2021 and June 30, 2021. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of December 31, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$196,270,483	Yield Analysis	Market Yields	9.6%	6.1% - 30.7%
Senior Secured First Lien Debt Investments	5,338,811	Market Comparable Approach	EBITDA Multiple	2.6x	0.0x – 6.9x
Senior Secured First Lien Debt Investments	49,666,787	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	5,510,856	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	12,023,568	Market Comparable Approach	EBITDA Multiple	7.2x	0.0x -11.2x
Equity, Warrants and Other Investments	562,112	Recent Transaction	Recent Transaction	N/A	N/A
Equity, Warrants and Other Investments	101	Recovery Analysis	Recovery Amount	N/A	N/A

	Fair Value as of June 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$177,454,031	Yield Analysis	Market Yields	9.5%	6.1% -23.3%
Senior Secured First Lien Debt Investments	7,780,230	Market Comparable Approach	EBITDA Multiple	3.2x	0.0x – 6.2x
Senior Secured First Lien Debt Investments	44,923,581	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	193,776	Recovery Analysis	Recovery Amount	N/A	N/A
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	8,520,044	Market Comparable Approach	EBITDA Multiple	6.9x	3.6x—11.7x
Equity, Warrants and Other Investments	743,958	Broker Quoted	Broker Quoted	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Borrowings

The Company, through SPV, was previously party to a $122.0 million financing transaction (as amended, the “Term Financing”) due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing was collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”). The Company repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bore interest with respect to the $102.0 million (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021.

As of December 31, 2021 and June 30, 2021, there was no borrowing and $102.0 million in principal amount of borrowings outstanding under the Term Financing, respectively. On November 19, 2021, the Company repaid the Term Financing in full in accordance with the terms of the Term Financing.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility with UBS, which was subsequently amended on June 21, 2019 to reduce the size of the facility to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bore interest at a rate per annum equal to one-month LIBOR plus 3.55%. The Company paid a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing would mature, and all accrued and unpaid interest was due and payable, on the same day as the Term Financing, which was December 5, 2021. On November 19, 2021, the Company satisfied all obligations under the Revolving Financing and the agreement was terminated. As of December 31, 2021 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing, respectively.

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

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of December 31, 2021, there were $115.0 million borrowings outstanding under the Capital One Revolving Financing.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of December 31, 2021, SPV LLC had aggregate assets of $182.0 million, which included $179.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $19.1 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2021, SPV and LLC had aggregate assets of $175.8 million, which included $169.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.2 million in cash held by the trustee of the Term Financing. For the three and six months ended December 31, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $101.6 million and $101.8 million, respectively, and 2.90% and 3.07%, respectively. For the three and six months ended December 31, 2020, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate, was $109.5 million and $114.1 million, respectively, and 3.67% and 3.67%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At December 31, 2021 and June 30, 2021, the fair value of the Company’s total borrowings was estimated at $115.0 million and $102.0 million, respectively, which the Company concluded was a Level 3 fair value.

In July 2018, the Company issued an aggregate of $34.5 million in aggregate principal amount of 6.125% notes due 2023 (the “2023 Notes”) for total net proceeds after deducting underwriting discounts and commissions and offering expenses of approximately $33.2 million.

In October 2019 and November 2019, the Company issued an additional $16.875 million in aggregate principal amount of the 2023 Notes, which constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $34.5 million in aggregate principal amount of 2023 Notes that the Company initially issued in July 2018. The total net proceeds received by the Company from the sale of the 2023 Notes in October 2019 and November 2019 was approximately $16.4 million, based on the purchase price paid by the underwriters and after deducting underwriting discounts and commissions and estimated offering expenses.

The 2023 Notes were listed on the NASDAQ Global Select Market under the trading symbol “CMFNL”, were scheduled to mature on July 1, 2023 and bore interest at a rate of 6.125%. The 2023 Notes were the direct unsecured obligations and ranked pari passu, which means equal in right of payment, with all outstanding and future unsecured indebtedness issued by the Company. Because the 2023 Notes were not secured by any of the Company’s assets, they were effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2023 Notes were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Term Financing and the Revolving Financing. The 2023 Notes were the obligation exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries was a guarantor of the 2023 Notes and the 2023 Notes could not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

Pursuant to the terms of the indenture governing the 2023 Notes, the 2023 Notes could be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 1, 2020. On March 26, 2021, the Company caused notice to be issued to the holders of the 2023 Notes regarding the Company’s exercise of the option to redeem in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, the redemption date, April 25, 2021. The 2023 Notes were redeemed in full on April 25, 2021.

On March 31, 2021, the Company closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the 2026 Notes, after deducting underwriting discounts and commissions of approximately $1.3 million and offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes will mature on April 1, 2026, unless previously redeemed or repurchases in accordance with their terms, and bear interest at a rate of 4.875%. The 2026 Notes are direct unsecured obligations and rank pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. Because the 2026 Notes are not secured by any of the Company’s assets, they are effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Revolving

Financing. The 2026 Notes are obligations exclusively of the Company and not of any of the Company’s subsidiaries. None of the Company’s subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary the Company may acquire or create in the future.

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

As of December 31, 2021, the carrying amount of the 2026 Notes was $64.7 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 3.78%. As of December 31, 2021, the fair value of the 2026 Notes was $67.6 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2021 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2022	$—
2023	—
2024	—
2025	—
2026	180,000,000

Total long-term debt	180,000,000

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

The Company’s Board of Directors declared the following quarterly distributions during the six months ended December 31, 2021:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2021	September 23, 2021	September 24, 2021	October 14, 2021	$0.1500	1st 2022
November 3, 2021	December 9, 2021	December 10, 2021	January 4, 2022	$0.1500	2nd 2022

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	5/1/23
American Teleconferencing Services, Ltd. – Revolver	121,563	—	0.00%	6/8/23
Arborworks Acquisition LLC – Revolver	1,279,503	—	0.50%	11/9/26
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
Empire Office Inc. – Delayed Draw	3,448,276	—	0.75%	4/12/24
NWN Parent Holdings, LLC – Revolver	920,000	—	0.50%	5/7/26
South Coast Terminals, LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc – Delayed Draw	3,000,000	—	0.50%	12/27/27

Total Unfunded Commitments	$13,962,722	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.50%	10/7/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/5/26

Total Unfunded Commitments	$4,425,638	$—

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

For the three and six months ended December 31, 2021, $1,123,105 and $2,251,609, respectively, in Base Management Fees were earned by the Adviser, of which $106,878 and $223,814, respectively, were voluntarily waived. As of December 31, 2021, $1,016,227 of such fees were payable. For the three and six months ended December 31, 2020, $1,189,440 and $2,410,212 respectively, in Base Management Fees were earned by the Adviser, of which $94,359 and $207,330, respectively, were voluntarily waived. As of December 31, 2020, $1,095,082 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

The Base Management Fee is calculated based on the average value of the Company’s Gross Assets at the end of the two most recently completed fiscal quarters prior to the quarter for which such fees are being calculated. The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Under the Advisory Agreement, the Income-Based Fee is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding fiscal quarter, subject to a total return requirement (the “Total Return Requirement”) and deferral of non-cash amounts, and is 20.0% of the amount, if any, by which the Company’s Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets attributable to its common stock, for the immediately preceding fiscal quarter, exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, the Adviser receives no Income-Based Fee until the Company’s Pre-Incentive Fee Net Investment Income exceeds the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% (which is 10.0% annualized). The effect of the “catch-up” provision is that, subject to the Total Return Requirement and deferral provisions discussed below, if Pre-Incentive Fee Net Investment Income exceeds 2.5% in any fiscal quarter, the Adviser receives 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2022, the period that commences on the last day of the fiscal quarter in which the Advisory Agreement became effective and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2022, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the three and six months ended December 31, 2021, the Company incurred no Income-Based Fees. As of December 31, 2021, $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and six months ended December 31, 2020, the Company incurred no Income-Based Fees. As of December 31, 2020, $1,237 of Income-Based Fees were currently payable to the Adviser and $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and were not payable until such amounts were received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and is equal to 20.0% of our cumulative aggregate realized capital gains, net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, in each case calculated from June 30, 2020 through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2021.

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

As of December 31, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

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

The Company incurred costs of $351,700 and $703,400 under the Administration Agreement for the three and six months ended December 31, 2021, respectively. The Company incurred costs of $354,000 and $708,000 under the Administration Agreement for the three and six months ended December 31, 2020, respectively .

As of December 31, 2021 and June 30, 2021, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

Stock Purchase Agreement

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which Investcorp BDC was required by August 30, 2021, to purchase (i) 680,985 newly issued shares of the Company’s common stock, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions. Investcorp BDC has completed all required purchases under the Stock Purchase Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended December 31, 2021, the Company recorded directors’ fees of $75,625 and $151,250, respectively, of which $27,081 were payable at December 31, 2021. For the three and six months ended December 31, 2020, the Company recorded directors’ fees of $78,625 and $155,250, of which $23,809 were payable at December 31, 2020.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$3,449,899	$3,077,806	$6,736,347	$5,880,123
Weighted average shares of common stock outstanding	14,384,025	13,905,173	14,225,197	13,899,449
Basic/diluted net increase (decrease) in net assets from operations per share	$0.24	$0.22	$0.47	$0.42

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500

Declaration Date	Record Date	Payment Date	Amount Per Share
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500

#	Special distribution
*	Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended December 31, 2021 and December 31, 2020:

	Six months ended December 31,
	2021		2020
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$4,315,128	100%	$5,004,306	100%
Long-term capital gains	—	—	—	—

Total	$4,315,128	100%	$5,004,306	100%

The 2021 figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2022 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2021-22. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2021 and December 31, 2020:

	Six months ended December 31,
	2021		2020
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,921,767	$202,592,833	13,885,335	$202,450,906
Issuance of common shares	453,985	3,141,576	—	—
Reinvestments of stockholder distributions	8,428	48,098	21,729	70,502
Retirement of repurchased shares	—	—	—	—

Balance at end of period	14,384,180	$205,782,507	13,907,064	$202,521,408

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the six months ended December 31,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$6.92	$7.79
Net investment income	0.32	0.41
Net realized and unrealized gains (losses)	0.15	—

Net increase (decrease) in net assets resulting from operations	0.47	0.41
Capital transactions(2)
Dividends from net investment income	(0.30)	(0.36)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.30)	(0.36)
Offering costs	—	—

Net asset value, end of period	$7.09	$7.84

Market value per share, end of period	$4.95	$4.76
Total return based on market value(3)(4)	(2.79)%	50.32%
Shares outstanding at end of period	14,384,180	13,907,064
Ratio/Supplemental Data:
Net assets, at end of period	$101,966,742	$109,071,314
Ratio of total expenses to average net assets(5)	16.23%	15.51%
Ratio of net expenses to average net assets(5)	15.79%	15.13%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	7.45%	6.97%
Ratio of net investment income before fee waiver to average net assets(5)	9.50%	10.14%
Ratio of net investment income after fee waiver to average net assets(5)	9.07%	10.51%
Total Borrowings	$177,739,444	$157,375,000
Asset Coverage Ratio(6)	1.57	1.69
Portfolio Turnover Rate(4)	26%	12%

(1)

All per share data activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2021 and December 31, 2020:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Loan Amendment/Consent Fees	$121,877	$373,004	$233,675	$416,064

Other Fee Income	$121,877	$373,004	$233,675	$416,064

Note 14. Tax Information

As of December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$311,425,317

Gross unrealized appreciation	4,534,040
Gross unrealized depreciation	(46,586,639)

Net unrealized investment depreciation	$(42,052,599)

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

From January 1, 2022 through February 7, 2022, the Company invested $17.5 million in two existing portfolio companies and received $15.9 million in repayments.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On February 3, 2022, the Company’s board of directors declared a distribution for the quarter ending March 31, 2022 of $0.15 per share payable on March 31, 2022 to stockholders of record as of March 11, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments that we make;

•	the impact of global health pandemics, such as the COVID-19 pandemic, on our or our portfolio companies’ business and the global economy and capital markets generally;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with our investment adviser, CM Investment Partners LLC;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company;

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of filing of this report. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser . Investcorp is a leading global credit investment platform with assets under management of $14.7 billion as of December 31, 2021. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 39 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

We have entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of December 31, 2021 and June 30, 2021, we had no Taxable Subsidiaries.

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

COVID-19 Developments

Throughout much of 2020 and 2021, the COVID-19 pandemic delivered a shock to the U.S. and global economies, including the Company’s primary markets of operation. Throughout 2021, the economic recovery has gained traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions. However, some countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants of COVID-19. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and, by extension, our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of existing variants and other variants that might arise, which are highly uncertain and cannot be predicted. As of December 31, 2021, and subsequent to December 31, 2021, the COVID-19 pandemic continues to have a significant impact on the U.S. and global economy.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy, and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains well improved from the beginning of the COVID-19 pandemic, we continue to observe supply-chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will continue to negatively affect our portfolio companies’ operating results or the impact that such disruptions may continue to have on our results of operations and financial condition.

We expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted to some extent by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information concerning the COVID-19 pandemic and its impact on our business and our operating results, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

In response to the COVID-19 pandemic, the Adviser instituted a hybrid work-from-home policy. Subject to health and safety protocols, it is expected that most employees will follow this hybrid work-from-home schedule for the foreseeable future.

Critical accounting estimates

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form

10-K for the fiscal year ended June 30, 2021 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market-makers.

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value the majority of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent from us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available under the circumstances. The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from our board of directors, may refine our valuation methodologies to best reflect the fair value of our investments appropriately.

As of December 31, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 87.2% of our total assets, as compared to 91.8% of our total assets as of June 30, 2021.

See “Note 2.i Significant Accounting Policies—Investment Valuation” “Note 4. Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facilities

We previously, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing was collateralized by a portion of the debt investments in our portfolio. On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. We subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bore interest with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021.

As of December 31, 2021 and June 30, 2021, there were no borrowings and $102.0 million borrowings outstanding under the Term Financing, respectively. As of November 19, 2021, we had repaid the Term Financing in full, in accordance with the terms of the Term Financing.

On November 20, 2017, as subsequently amended, we entered into a $50 million revolving financing facility with UBS, which was subsequently amended on June 21, 2019 to reduce the size to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, we amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. We paid a fee on any undrawn amounts of 0.75% per annum. On November 19, 2021, we satisfied all obligations under the Revolving Financing and the agreement was terminated.

As of December 31, 2021 and June 30, 2021, we had no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One

Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of December 31, 2021, there were $115.0 million borrowings outstanding under the Capital One Revolving Financing.

Notes due 2023

In July 2018, we issued an aggregate of $34.5 million in aggregate principal amount of 6.125% notes due 2023 (the “2023 Notes”) for total net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $33.2 million.

In October 2019 and November 2019, we issued an additional $16.875 million in aggregate principal amount of the 2023 Notes, which constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $34.5 million in aggregate principal amount of 2023 Notes that we initially issued in July 2018. The total net proceeds received by us from the sale of the 2023 Notes in October 2019 and November 2019 was approximately $16.4 million, based on the purchase price paid by the underwriters and after deducting underwriting discounts and commissions and estimated offering expenses.

The 2023 Notes were listed on the NASDAQ Global Select Market under the trading symbol “CMFNL,” were scheduled to mature on July 1, 2023 and bore interest at a rate of 6.125%. Pursuant to the terms of the indenture governing the 2023 Notes, the 2023 Notes could be redeemed in whole or in part at any time or from time to time at our option on or after July 1, 2020. On March 26, 2021, we caused notice to be issued to the holders of the 2023 Notes regarding our exercise of the option to redeem in full all $51,375,000 in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per note), plus the accrued and unpaid interest thereon from April 1, 2021, through, but excluding, the redemption date, April 25, 2021. The 2023 Notes were redeemed in full on April 25, 2021.

Notes due 2026

On March 31, 2021, we closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to us from the 2026 Notes, after deducting underwriting discounts and commissions of approximately $1.3 million and offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes will mature on April 1, 2026, unless previously redeemed or repurchased in accordance with their terms, and bear interest at a rate of 4.875%. The 2026 Notes are our direct unsecured obligations and rank pari passu, which means equal in right of payment, with all of our outstanding and future unsecured, unsubordinated indebtedness. Because the 2026 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our existing and future subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Revolving Financing. The 2026 Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2021, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

Expenses

Our primary operating expenses include the payment of the base management fee and, depending on our operating results, the incentive fees under the Advisory Agreement, as well as the payment of reimbursable expenses to the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement, such as our allocable portion of overhead expenses, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The base management fee and incentive fee compensation under the Advisory Agreement remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	our organization and our offering;

•	valuing our assets and calculating our net asset value per share (including the cost and expenses of any independent valuation firm(s));

•

fees and expenses incurred by the Adviser or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•

administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, equipment and the allocable portion of the cost of our chief compliance officer, chief financial officer and their staffs’ compensation and compensation-related expenses);

•	transfer agent and custody fees and expenses;

•	federal and state registration fees;

•	costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders including printing costs;

•	costs associated with individual or group stockholders;

•	our allocable portion of the costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other non-investment advisory expenses incurred by us or the Adviser in connection with administering our business.

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

Portfolio composition

We invest primarily in middle-market companies in the form of stand-alone first and second lien loans, unitranche loans and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

At December 31, 2021, our investment portfolio of $269.4 million (at fair value) consisted of debt and equity investments in 38 portfolio companies, of which 95.33% were first lien investments and 4.67% were in equities, warrants and other positions. At December 31, 2021, our average and largest portfolio company investment at fair value was $7.1 million and $12.8 million, respectively.

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

As of December 31, 2021 and June 30, 2021, our weighted-average total yield on debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 8.19% and 8.10%, respectively. As of December 31, 2021 and June 30, 2021, our weighted-average total yield on total investments at amortized cost (which includes interest income and amortization of fees and discounts) was 7.69% and 7.62%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At December 31, 2021 and June 30, 2021, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at December 31, 2021	Percentage of Total Portfolio at June 30, 2021
Commercial Services & Supplies	12.51%	6.00%
Internet & Direct Marketing Retail	8.28	2.57
Energy Equipment & Services	7.61	8.30
Professional Services	7.23	10.56
Software	6.42	5.44
Distributors	5.70	3.87
Trading Companies & Distributors	5.48	5.58
IT Services	5.31	3.53
Consumer Finance	4.42	5.29
Auto Components	3.83	3.54
Household Products	3.52	—
Specialty Chemicals	3.32	—
Construction & Engineering	3.26	6.54
Containers & Packaging	3.00	7.61
Entertainment	2.99	—
Household Durables	2.93	—
Automobiles	2.58	3.24
Diversified Telecommunication Services	2.56	0.62
Textiles, Apparel & Luxury Goods	2.39	2.81
Chemicals	1.95	—
Metal & Mining	1.84	—
Food Products	1.77	—
Technology Hardware, Storage & Peripherals	1.10	0.79
Retail	—	4.69
Home Improvement Retail	—	3.95

	Percentage of Total Portfolio at December 31, 2021	Percentage of Total Portfolio at June 30, 2021
Airlines	—	3.73
Real Estate Management & Development	—	3.21
Internet Software & Services	—	2.34
Construction Materials	—	1.98
Personal Products	—	1.96
Road & Rail	—	1.77
Media	—	0.08

	100.00%	100.00%

During the six months ended December 31, 2021, we made investments in nine new portfolio companies and eight existing portfolio companies. These investments totaled approximately $84.6 million. Of the new investments, 98.0% consisted of first lien investments.

At December 31, 2021, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates. At June 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2021, we had nine investments with aggregate unfunded commitments of $14.0 million, and as of June 30, 2021, we had three investments with aggregate unfunded commitments of $4.4 million. As of December 31, 2021, we had sufficient liquidity (through cash on hand) to fund such unfunded loan commitments should the need arise.

Asset Quality

In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Investment Rating 1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. Generally, all new loans are initially rated 2.

Investment Rating 3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with their financial covenants.

Investment Rating 4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

Investment Rating 5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 will be those for which some loss of return and principal is expected.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of December 31, 2021			As of June 30, 2021
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$40,132,646	14.9%	5	$34,238,793	13.9%	5
2	208,300,290	77.3	40	174,277,539	70.9	30
3	16,235,690	6.0	3	33,232,598	13.5	7
4	1,337,911	0.5	1	—	—	—
5	3,366,181	1.3	9	4,106,690	1.7	8

Total	$269,372,718	100.00%	58	$245,855,620	100.00%	50

Results of Operations

Comparison of the three months ended December 31, 2021 and December 31, 2020

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2021 decreased to $6.2 million from $7.1 million for the three months ended December 31, 2020, primarily related to a decrease in weighted average total yield of debt and income producing securities at amortized cost, a decrease in PIK income and a decrease in other fee income.

Expenses

Total expenses for the three months ended December 31, 2021 slightly increased to $4.2 million, compared to $4.2 million for the three months ended December 31, 2020, primarily due to an increase in amortization of deferred debt issuance costs and original issue discounts, an increase in other expenses offset by a decrease in base management fee and decrease in interest expense.

Net investment income

Net investment income decreased to $2.1 million for the three months ended December 31, 2021 from $3.0 million for the three months ended December 31, 2020, primarily due to a decrease in weighted average total yield of debt and income producing securities at amortized cost, which decreased our interest income, and an increase in non-accrual investments, partially offset by a decrease in interest expense compared to the prior period.

Net realized gain or loss

Net realized loss on investments totaled $8.5 million for the three months ended December 31, 2021, primarily due to restructuring of 1888 Industrial Services, LLC – term B. There were no net realized gains or losses on investments for the three months ended December 31, 2020.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $9.9 million for the three months ended December 31, 2021, primarily due to the increase in fair value of Techniplas Foreign Holdco LP common stock and restructuring of 1888 Industrial Services, LLC – term B, which was offset by a decrease in the value of the Fusion Connect Inc. –take-back term loan.

During the three months ended December 31, 2020, we recorded a net change in unrealized appreciation of $0.1 million, primarily due to offsetting increases and decreases in the value of certain investments coupled with accretion on certain investments.

Comparison of the six months ended December 31, 2021 and December 31, 2020

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2021 decreased to $12.7 million from $14.1 million for the six months ended December 31, 2020, primarily due to a decrease in payment-in-kind income from the investments on non-accrual.

Expenses

Total expenses for the six months ended December 31, 2021 decreased to $8.3 million, compared to $8.5 million for the six months ended December 31, 2020, primarily due to a decrease in base management fees related to a decrease in total assets and decrease in interest expenses with the Capital One Revolving Financing.

Net investment income

Net investment income decreased to $4.6 million for the six months ended December 31, 2021 from $5.8 million for the six months ended December 31, 2020, primarily due to the decrease in investment income between periods, which outpaced the decrease in operating expenses between periods, each discussed above.

Net realized gain or loss

Net realized loss on investments totaled $7.8 million for the six months ended December 31, 2021, primarily due to restructuring of 1888 Industrial Services, LLC – Term B. Net realized gains on investments totaled $3,693 for the six months ended December 31, 2020, primarily due to the sale of Hyperion Materials & Technologies, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $9.9 million for the six months ended December 31, 2021, primarily due to the increase in value of 4L Technologies, Inc. Preferred Stock and restructuring of 1888 Industrial Services, LLC – Term B, which was offset by a decrease in the value of the Fusion Connect Inc. –Take-Back Term Loan.

During the six months ended December 31, 2020, we recorded a net change in unrealized appreciation of $0.1 million primarily due to offsetting increases and decreases in the value of certain investments coupled with accretion on certain investments.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and the risk factors referenced below in this Quarterly Report on Form 10-Q.

Cash flows

For the six months ended December 31, 2021, our unrestricted cash balance increased by $10.5 million. During that period, cash increased by $12.9 million from operating activities, primarily due to an increase in net asset resulting from operation of $6.7 million, proceeds from sales and repayments of portfolio companies of $66.9 million, payables for investments purchased of $23.6 million, offset by payments for the purchase of investments in portfolio companies of $86.6 million. During the same period, cash provided by financing activities totaled $10.6 million, consisting primarily of the issuance of $3.1 million of common shares and proceeds of $115.0 million from borrowing under the Capital One Revolving Financing, offset primarily by $4.1 million of distributions paid to our stockholders and repayments of $102.0 million in connection with the Term Financing.

Capital resources

As of December 31, 2021, we had $16.3 million of cash as well as $19.8 million in restricted cash. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, our asset coverage for borrowed amounts was 157.4%.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Capital One Revolving

Financing and any other borrowing or financing arrangement we or our subsidiaries may have may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the agreements governing our borrowing or financial arrangements. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021, our off-balance sheet arrangements consisted of $14.0 million in unfunded commitments to 8 of our portfolio companies. As of December 31, 2021, we had sufficient liquidity (through cash on hand and available borrowings under the Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2021, our off-balance arrangements consisted of $4.4 million in unfunded commitments to three of our portfolio companies.

Recent Developments

From January 1, 2022 through February 7, 2022, we invested $17.5 million in two existing portfolio companies and received $15.9 million in repayments.

On February 3, 2022, our board of directors declared a distribution for the quarter ending March 31, 2022 of $0.15 per share payable on March 31, 2022 to stockholders of record as of March 11, 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At December 31, 2021, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the index exceeds the floor. As of December 31, 2021, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or above the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with our Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of December 31, 2021, our floating rate borrowings totaled $295,391,108 million in principal amount, which represented 99% of our outstanding debt.

Based on our investment portfolio as of December 31, 2021, with certain interest rate floors and our financing at December 31, 2021, a 1.00% increase in interest rates would decrease our net interest income by approximately 3.1% and a 2.00% increase in interest rates would increase our net interest income by approximately 4.62%.

Although management believes that this analysis is indicative of our existing sensitivity, as of December 31, 2021, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, the Adviser, nor our subsidiaries, nor any of our respective property, are currently subject to any material legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these matters will materially affect our financial condition or results of operations. There can be no assurance whether any current or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

There have been no material changes during the three months ended December 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021 (filed with the SEC on September 14, 2021) and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed with the SEC on November  8, 2021).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended December 31, 2021, we issued 840 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended December 31, 2021 was $4,346.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.1.1	Articles of Amendment(2)
3.2	Bylaws (3)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed with the SEC on November 15, 2013.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.
(3)	Incorporated by reference to Exhibit (b)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed with the SEC on November 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2022

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer

1