Form 10-Q
period 2022-03-31
Investcorp Credit Management BDC, Inc.
filed 2022-05-09
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2022 was 14,385,809.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	June 30, 2021
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $256,157,299 and $297,797,756, respectively)	$229,308,060	$245,855,620
Affiliated investments, at fair value (amortized cost of $23,180,822 and $0, respectively)	12,725,250	—

Total investments, at fair value (amortized cost of $279,338,121 and $297,797,756, respectively)	$242,033,310	$245,855,620
Cash	2,884,270	5,845,249
Cash, restricted	4,685,376	6,759,954
Receivable for investments sold	21,902,934	5,875,293
Interest receivable	2,546,668	2,501,591
Payment-in-kind interest receivable	996	41,747
Other receivables	427,208	427,208
Prepaid expenses and other assets	535,979	376,197

Total Assets	$275,016,741	$267,682,859

Liabilities
Notes payable:
Term loan	$—	$102,000,000
Revolving credit facility	107,750,000	—
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(2,087,222)	(1,235,000)
Unamortized discount	(284,440)	(337,773)

Notes payable, net	170,378,338	165,427,227
Dividend payable	—	2,088,265
Income-based incentive fees payable	647,885	647,885
Base management fees payable	1,032,698	1,070,580
Interest payable	2,324,247	949,360
Directors’ fees payable	18,706	28,859
Accrued expenses and other liabilities	860,967	1,114,834

Total Liabilities	175,262,841	171,327,010
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,385,809 and 13,921,767 shares issued and outstanding, respectively)	14,386	13,922
Additional paid-in capital	203,855,097	200,657,892
Distributable earnings (loss)	(104,115,583)	(104,315,965)

Total Net Assets	99,753,900	96,355,849

Total Liabilities and Net Assets	$275,016,741	$267,682,859

Net Asset Value Per Share	$6.93	$6.92

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$5,430,305	$5,386,448	$17,455,951	$17,297,387
Affiliated investments	(20,929)	—	19,508	—

Total interest income	5,409,376	5,386,448	17,475,459	17,297,387
Payment in-kind interest income
Non-controlled, non-affiliated investments	79,679	541,625	180,027	2,273,369
Affiliated investments	14,843	—	104,128	—

Total payment-in-kind interest income	94,522	541,625	284,155	2,273,369
Dividend income	—	—	296,126	—
Other fee income
Non-controlled, non-affiliated investments	412,516	82,214	553,495	498,278
Affiliated investments	—	—	759	—

Total other fee income	412,516	82,214	554,254	498,278

Total investment income	5,916,414	6,010,287	18,609,994	20,069,034

Expenses:
Interest expense	1,527,148	1,657,005	5,059,231	5,476,505
Base management fees	1,161,530	1,160,047	3,413,139	3,570,259
Income-based incentive fees	—	—	—	—
Provision for tax expense	242,658	263,103	270,618	268,883
Professional fees	342,205	372,475	947,964	1,011,925
Allocation of administrative costs from advisor	348,849	356,500	1,052,249	1,064,500
Amortization of deferred debt issuance costs	173,334	86,906	447,778	259,039
Amortization of original issue discount—2026 Notes	17,777	—	53,332	—
Insurance expense	132,259	116,818	374,527	333,190
Directors’ fees	75,625	78,625	226,875	233,875
Custodian and administrator fees	73,161	62,680	221,005	192,429
Other expenses	154,148	119,734	469,003	364,834

Total expenses	4,248,694	4,273,893	12,535,721	12,775,439
Waiver of base management fees	(128,831)	(84,227)	(352,645)	(291,557)
Waiver of income-based incentive fees	—	—	—	—

Net expenses	4,119,863	4,189,666	12,183,076	12,483,882

Net investment income	1,796,551	1,820,621	6,426,918	7,585,152
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(6,607,419)	(3,645,094)	(6,194,307)	(3,641,401)
Affiliated investments	—	—	(8,196,669)	—

Net realized loss from investments	(6,607,419)	(3,645,094)	(14,390,976)	(3,641,401)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	5,595,748	5,522,809	7,184,879	5,634,708
Affiliated investments	(847,961)	—	7,452,445	—

Net change in unrealized appreciation on investments	4,747,787	5,522,809	14,637,324	5,634,708

Total realized gain (loss) and change in unrealized appreciation on investments	(1,859,632)	1,877,715	246,348	1,993,307

Net increase (decrease) in net assets resulting from operations	$(63,081)	$3,698,336	$6,673,266	$9,578,459

Basic and diluted:
Net investment income per share	$0.12	$0.13	$0.45	$0.55
Earnings per share	$(0.00)	$0.27	$0.47	$0.69
Weighted average shares of common stock outstanding	14,384,988	13,914,351	14,277,683	13,904,344
Distributions paid per common share	$0.15	$0.18	$0.45	$0.54

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2022	2021
Net assets at beginning of period	$101,966,742	$109,071,314
Increase (decrease) in net assets resulting from operations:
Net investment income	1,796,551	1,820,621
Net realized gain/(loss) on investments	(6,607,419)	(3,645,094)
Net change in unrealized appreciation (depreciation) on investments	4,747,787	5,522,809

Net increase (decrease) in net assets resulting from operations	(63,081)	3,698,336
Stockholder distributions:
Distributions from net investment income	(2,157,756)	(2,504,677)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,157,756)	(2,504,677)
Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	7,995	35,007

Net increase (decrease) in net assets resulting from capital transactions	7,995	35,007

Net increase (decrease) in net assets	(2,212,842)	1,228,666

Net assets at end of period	$99,753,900	$110,299,980

	For the nine months ended March 31,
	2022	2021
Net assets at beginning of year	$96,355,849	$108,124,995
Increase (decrease) in net assets resulting from operations:
Net investment income	6,426,918	7,585,152
Net realized gain/(loss) on investments	(14,390,976)	(3,641,401)
Net change in unrealized appreciation (depreciation) on investments	14,637,324	5,634,708

Net increase (decrease) in net assets resulting from operations	6,673,266	9,578,459
Stockholder distributions:
Distributions from net investment income	(6,472,884)	(7,508,983)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(6,472,884)	(7,508,983)
Capital transactions:
Issuance of common shares (453,985 and 0, respectively)	3,141,576	—
Reinvestments of stockholder distributions	56,093	105,509

Net increase (decrease) in net assets resulting from capital transactions	3,197,669	105,509

Net increase (decrease) in net assets	3,398,051	2,174,985

Net assets at end of year	$99,753,900	$110,299,980

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$6,673,266	$9,578,459
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(113,532,124)	(45,694,952)
Payment in-kind interest	(324,906)	(2,599,634)
Sales and repayments of investments	120,043,899	71,123,563
Net realized (gain) loss on investments	14,390,976	3,641,401
Net change in unrealized depreciation on investments	(14,637,324)	(5,634,708)
Amortization of discount/premium on investments	(2,118,211)	(2,018,456)
Amortization of deferred debt issuance costs and original issue discount	447,778	259,039
Amortization of original issue discount	53,333	—
Net (increase) decrease in operating assets:
Interest receivable	(45,077)	286,172
Payment-in-kind interest receivable	40,751	315,857
Receivable for investments sold	(16,027,641)	(4,211,943)
Other receivables	—	708,355
Prepaid expenses and other assets	(159,782)	(224,760)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	14,810,000
Interest payable	1,374,887	(49,858)
Directors fees payable	(10,153)	1,175
Accrued expenses and other liabilities	(253,867)	104,682
Base management fees payable	(37,882)	(121,117)
Income-based incentive fees payable	—	(58,674)

Net cash (used in) provided by operating activities	(4,122,077)	40,214,601
Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,300,000)	(1,655,550)
Issuance of common shares	3,141,576	—
Distributions to stockholders	(8,505,056)	(7,398,157)
Repayments of Term loan	(102,000,000)	—
Proceeds from 2026 Notes, net	—	65,000,000
Proceeds from borrowing on revolving credit facility	140,235,346	—
Repayments of borrowing on revolving credit facility	(32,485,346)	(30,000,000)

Net cash (used in) provided by financing activities	(913,480)	25,946,293

Net change in cash	(5,035,557)	66,160,894
Cash:
Cash and restricted cash at beginning of year	12,605,203	20,293,562

Cash and restricted cash at end of period	$7,569,646	$86,454,456

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,684,344	$5,526,363
Cash paid for taxes	$270,618	$268,883
Issuance of shares pursuant to Dividend Reinvestment Plan	$56,093	$105,509
Non-cash purchase of investments	$(2,903,400)	$(10,401,686)
Non-cash sale of investments	$2,903,400	$10,401,686

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments

(Unaudited)

March 31, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/ Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.	Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,195,207	$1,195,207	$1,171,303	1.18%
Adaptive Spectrum and Signal Alignment(3)	Software	3M L + 9.50% + 4.00% PIK (1.50% Floor)	12/2/2020	6/30/2024	6,123,375	5,980,359	6,123,375	6.14%
Advanced Solutions International(10)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,250,000	7,132,704	7,177,500	7.20%
Agrofresh Inc.(10)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,208,098	5,226,134	5,195,078	5.21%
AHF Parent Holding, Inc.(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	5,000,000	4,960,369	4,960,000	4.97%
ALCV Purchaser, Inc.(10)	Specialty Retail	3M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	6,500,000	6,418,387	6,402,500	6.42%
Altern Marketing, LLC(10)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	10,900,645	10,798,368	10,791,638	10.82%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) –Revolver(4)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	1,536,473	1,518,648	1,168,027	1.17%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(3)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	8,372,778	8,140,989	216,855	0.22%
Arborworks Acquisition LLC(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	8,013,975	7,938,310	7,773,556	7.79%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	11,784,000	11,572,777	11,607,240	11.64%
Bioplan USA, Inc.(3)	Containers & Packaging	3M L + 7.25% (1.00% Floor)	8/9/2018	12/22/2023	8,487,299	7,207,551	8,062,934	8.08%
CareerBuilder, LLC(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,094,665	7,157,209	7.17%
Cook & Boardman Group, LLC((10)	Trading Companies & Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,673,449	9,615,853	9,334,878	9.36%
Crafty Apes(10)	Entertainment	1M S + 8.25% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,926,020	7,920,000	7.94%
DSG Entertainment Services, Inc.(5)(6)(7)(9)	Entertainment	1M L + 5.50% (1.00% Floor)	6/29/2018	6/30/2021	800,294	801,449	39,214	0.04%
Easy Way Leisure Corporation(10)	Household Durables	3M L + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,974,874	7,874,782	7,935,000	7.95%
Empire Office Inc.(10)	Distributors	1M L + 6.50% (1.50% Floor)	3/28/2019	4/12/2024	12,712,734	12,542,270	12,585,607	12.62%
Fusion Connect, Inc. – 2022 Term Loan	IT Services	6M L + 7.50% (1.00% Floor)	1/12/2022	1/18/2027	6,982,500	6,779,654	6,773,025	6.79%
GS Operating, LLC(10)	Trading Companies & Distributors	3M S + 6.00% (0.75% Floor)	1/4/2022	1/3/2028	5,333,571	5,230,373	5,333,571	5.35%
GS Operating, LLC – DDT L(4)(10)	Trading Companies & Distributors	3M S + 6.00% (0.75% Floor)	1/4/2022	1/3/2028	1,572,562	1,572,562	1,572,562	1.58%
GS Operating, LLC – Revolver(4)	Trading Companies & Distributors	3M S + 6.00% (0.75% Floor)	1/4/2022	1/3/2027	114,358	114,358	114,358	0.11%
Horus Infrastructure IA, LLC(10)	Energy Equipment & Services	3M L + 4.50% (0.25% Floor)	11/8/2019	10/25/2022	4,437,500	4,358,246	4,304,375	4.31%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
INW Manufacturing, LLC(10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	$4,875,000	$4,746,755	$4,680,000	4.69%
Klein Hersh, LLC(10)	Professional Services	6M L + 7.00% (0.75% Floor)	11/16/2020	11/13/2025	11,602,344	11,500,993	11,718,367	11.75%
LaserAway Intermediate Holdings II, LLC(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	6,982,500	6,886,500	6,807,937	6.82%
LH Intermediate Corporation(10)	Household Durables	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,500,000	9,368,816	9,262,500	9.29%
Liberty Oilfield Services, LLC(5)(10)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,058,750	6,046,586	6,058,750	6.07%
NWN Parent Holdings LLC – Revolver(4)	IT Services	3M L + 6.50% (1.00% Floor) 3M L + 6.50%	5/5/2021	5/7/2026	280,000	280,000	273,700	0.27%
NWN Parent Holdings LLC(10)	IT Services	(1.00% Floor)	5/5/2021	5/7/2026	8,710,783	8,636,846	8,514,791	8.54%
Patriot MMG Buyer Inc.(10)	Machinery	1M L + 5.75% (0.75% Floor)	10/29/2021	10/15/2027	4,987,500	4,941,052	4,912,687	4.92%
Potpourri Group, Inc.(10)	Internet & Direct Marketing Retail	12M + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	10,918,908	10,855,195	10,918,908	10.95%
Retail Services WIS Corporation(10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,903,223	6,791,052	6,730,643	6.75%
South Coast Terminals, LLC(10)	Chemicals	1M L + 6.25% (1.00% Floor)	12/21/2021	12/10/2026	9,009,677	8,923,123	8,874,532	8.90%
Xenon Arc, Inc.(10)	Trading Companies & Distributors	6M L + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	5,985,000	5,927,202	5,865,300	5.88%

Total Senior Secured First Lien Debt Investments						227,904,155	218,337,920	218.89%

Senior Secured Second Lien Debt Investments
American T eleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(3)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%

Total Senior Secured Second Lien Debt Investments						17,374,608	—	0.00%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments
4L T echnologies, Inc. Common Stock(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$74,959	0.07%
4L T echnologies, Inc. Preferred Stock(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,716,825	1.72%
Advanced Solutions International Preferred Equity	Software				888,170	1,000,000	1,243,438	1.25%
Arborworks Acquisition LLC (Equity Interest)(8)	Commercial Services & Supplies				62	62,112	55,901	0.06%
Fusion Connect, Inc. – Backstop Warrants(8)	IT Services				8,904,634	—	317,895	0.32%
Fusion Connect, Inc. – Common Stock(8)	IT Services				2,244	101	80	0.00%
Fusion Connect, Inc – Equity Investor Warrants(8)	IT Services				1,345,747	—	—	0.00%
Fusion Connect, Inc. – Investor Warrants(8)	IT Services				8,904,634	—	317,895	0.32%
Fusion Connect, Inc. – Series A Preferred(3)	IT Services				51,233	5,001,233	5,123,288	5.14%
Fusion Connect, Inc. – Series B Preferred(8)	IT Services				24,365,787	1,184,505	869,859	0.87%
Investcorp Transformer Aggregator LP(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.50%
Pegasus Aggregator Holdings LP(8)	Trading Companies & Distributors				9	750,000	750,000	0.75%

Total Equity, Warrants and Other Investments						10,878,536	10,970,140	11.00%

Total Non-Controlled/Non-Affiliated Investments						$256,157,299	$229,308,060	229.87%

Affiliated Investments(11)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	$5,911,229	$5,911,230	$1,477,807	1.48%
1888 Industrial Services, LLC – Term C	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.68%
1888 Industrial Services, LLC – Revolver(4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	5/1/2023	2,026,587	2,026,587	506,647	0.51%
Techniplas, LLC(3)	Auto Components	10.00% PIK	6/19/2020	6/18/2027	648,789	648,789	1,135,381	1.14%

Total Senior Secured First Lien Debt Investments						9,265,426	3,798,655	3.81%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments, continued
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(8)	Energy Equipment & Services				11,881	—	—	0.00%
Techniplas Foreign Holdco LP Common Stock(8)	Auto Components				769,534	13,915,396	8,926,595	8.95%

Total Equity, Warrants and Other Investments						13,915,396	8,926,595	8.95%

Total Affiliated Investments						$23,180,822	$12,725,250	12.76%

Total Investments						$279,338,121	$242,033,310	242.63%

Liabilities in excess of other assets							(142,279,410)	-142.63%

Net Assets							$99,753,900	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $242,033,310 at fair value and represented 242.63% of the Company’s net assets.

(2)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)	Principal amount includes capitalized PIK interest unless otherwise noted.
(4)	Refer to Note 6 for more detail on the unfunded commitments.
(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets represented 2.08% of the Company’s total assets, at fair value.

(6)	Security in default.
(7)	A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)	Securities are non-income producing.
(9)	Classified as non-accrual asset.
(10)	A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc.

Consolidated Schedule of Investments – (continued)

(Unaudited)

March 31, 2022

(11)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2022, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended March 31, 2022 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,433,509	$177,192	$—	$—	$(132,894)	$1,477,807	88,300
	Senior Secured First Lien Term Loan B (3M LIBOR + 8.00% PIK)	—	—	—	(8,196,669)	8,196,669	—	—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	—	—	—	678,820	20,602
	Revolver (3M LIBOR + 5.00%)	489,591	99,010	(30,787)	—	(51,167)	506,647	(336)
	Common Equity Interest(e)	—	—	(170,691)	—	170,691	—	—
Techniplas, LLC(f)	Senior Secured First Lien Term Loan (10.00% PIK)	1,267,418	46,976	—		(179,013)	1,135,381	15,829
	Common Stock(e)	7,426,733	1,683,855			(183,993)	8,926,595	—

		$11,296,071	$2,007,033	$(201,478)	$(8,196,669)	$7,820,293	$12,725,250	$124,395

(a)	The fair value of all investments were determined using significant unobservable inputs.

(b)	Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(e)	Investment is non-income producing.

(f)	Portfolio company became an affiliate effective January 1, 2022.

1M L — 1-month LIBOR (0.45% as of March 31, 2022)

3M L — 3-month LIBOR (0.96% as of March 31, 2022)

6M L — 6-month LIBOR (1.47% as of March 31, 2022)

12M L — 12-month LIBOR (2.10% as of March 31, 2022)

PRIME — 3.50% as of March 31, 2022

PIK — Payment-In-Kind

1M S — 1-month SOFR (0.30% as of March 31, 2022)

3M S — 3-month SOFR (0.68% as of March 31, 2022)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliates
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,734,038	$5,734,038	$1,433,509	1.49%
1888 Industrial Services, LLC – Term B(8)(9)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC – Term C(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.70%
1888 Industrial Services, LLC – Revolver(4)(8)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	489,591	0.51%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	1,214,144	1,214,144	1,174,684	1.22%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	11/28/2025	7,462,500	7,258,253	7,462,500	7.74%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,906,250	4,820,791	4,857,188	5.04%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	8,000,000	7,883,386	7,960,000	8.26%
Altern Marketing, LLC –Revolver(4)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	—	—	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	6,321,268	6,237,489	6,321,268	6.56%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 6.50% PIK(1.00% Floor)	5/6/2016	6/8/2023	10,109,396	9,861,147	1,516,409	1.57%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	13,200,000	12,923,843	13,002,000	13.49%
Bioplan USA, Inc.	Containers & Packaging	3M L + 7.25% + 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	13,518,970	10,682,988	12,572,642	13.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,055,771	7,961,390	8.26%
CB URS Holdings Corporation	Road & Rail	6M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,683,372	4,647,348	4,355,536	4.52%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,750,274	9,682,384	9,506,516	9.87%
DSG Entertainment Services, Inc (f/k/a Deluxe Toronto Ltd.)(5)(9)	Media	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	1,025,811	1,027,136	193,776	0.20%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	10,387,734	10,260,223	9,764,470	10.13%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,910,094	4,986,882	5.18%
Fusion Connect Inc. –Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,368,184	3,317,190	3,368,184	3.50%
Fusion Connect Inc. –Take-Back Term Loan(10)	Internet Software & Services	3ML + 8.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	2,394,483	2.49%
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	3M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	6,982,500	6,915,581	6,912,675	7.17%
GS Operating, LLC	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	8,729,768	8,594,738	8,729,768	9.06%
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.25%	11/8/2019	10/25/2022	4,625,000	4,400,035	4,393,750	4.56%
Hyperion Materials & Technologies, Inc.	Construction Materials	3M L + 5.50% (1.00% Floor)	8/16/2019	8/14/2026	4,925,000	4,846,133	4,875,750	5.06%
Infrastructure & Energy Alternatives, Inc.	Construction & Engineering	3M L + 6.75%	11/14/2018	9/25/2024	7,222,695	7,064,478	7,222,695	7.50%
INW Manufacturing, LLC	Personal Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,968,750	4,822,089	4,819,688	5.00%
Klein Hersh LLC	Professional Services	6M L + 7.50% (0.75% Floor)	11/16/2020	11/13/2025	4,875,000	4,831,216	4,875,000	5.06%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LH Intermediate Corporation	Home Improvement Retail	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	$9,875,000	$9,719,016	$9,717,000	10.08%
Liberty Oilfield Services LLC(5)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2022	6,133,750	6,100,587	6,133,750	6.37%
NWN Parent Holdings LLC	IT Consulting & Other Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/5/2026	8,777,696	8,691,943	8,689,919	9.02%
One Sky Flight LLC	Airlines	6M L + 7.50% (1.00% Floor)	12/19/2019	12/27/2024	9,176,185	9,004,053	9,176,185	9.52%
Pixelle Specialty Solutions LLC	Containers & Packaging	1M L + 6.50% (1.00% Floor)	1/31/2020	10/31/2024	6,127,153	6,035,716	6,127,153	6.36%
Potpourri Group, Inc.	Retail	12M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	11,634,995	11,545,872	11,518,645	11.95%
ProFrac Services, LLC	Energy Equipment & Services	12M L + 8.50% (1.25% Floor)	9/7/2018	9/15/2023	7,453,912	7,431,749	7,286,199	7.56%
Qualtek USA LLC	Construction & Engineering	3M L + 6.25% (1.00% Floor)	7/15/2018	7/18/2025	9,312,500	9,202,547	8,846,875	9.18%
Retail Services WIS Corporation	Professional Services	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	7,035,000	6,897,942	6,894,300	7.16%
Techniplas LLC	Auto Components	Fixed 10.00%	6/19/2020	6/18/2027	601,813	601,813	1,267,418	1.32%
Veregy Consolidated, Inc.	Commercial Services & Supplies	3M L + 6.00% (1.00% Floor)	11/2/2020	11/3/2027	4,975,000	4,837,351	4,975,000	5.16%
Veteran Services, LLC	Real Estate Management & Development	Fixed 12.00%	5/20/2021	5/20/2022	8,000,000	7,901,863	7,890,000	8.19%

Total Senior Secured First Lien Debt Investments					265,844,952	253,889,445	230,351,618	239.06%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%
ZeroChaos Parent, LLC	Professional Services	3M L + 8.25% (1.00% Floor)	11/21/2017	10/31/2023	8,000,000	7,936,125	6,240,000	6.48%

Total Senior Secured Second Lien Debt Investments					25,510,848	25,310,733	6,240,000	6.48%

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

March 31, 2022

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2022 and June 30, 2021, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Company had six loans on non-accrual status, to DSG Entertainment Services, Inc, the 1888 Industrial Services Term A loan and revolver loan, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first lien loan, revolver, and second lien loans, which collectively represented 1.41% of the Company’s portfolio at fair value. As of June 30, 2021, the Company had four loans on non-accrual status, to 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first and second lien loans, and one loan on partial non-accrual status, to Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.7% of the Company’s portfolio at fair value.

Dividend income is recorded on the ex-dividend date.

During the three and nine months ended March 31, 2022, $254,499 and $865,539, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income. During the three and nine months ended March 31, 2021, $651,573 and $938,805, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company earned PIK interest of $94,522 and $284,155 during the three and nine months ended March 31, 2022, respectively. The Company earned PIK interest of $541,625 and $2,273,369 during the three and nine months ended March 31, 2021, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and nine months ended March 31, 2022. The Company earned no PIK dividends during the three and nine months ended March 31, 2021.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2022 or June 30, 2021.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At March 31, 2022, June 30, 2021 and March 31, 2021, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $242,658 and $270,618 for the three and nine months ended March 31, 2022, respectively and $263,103 and $268,883 for the three and nine months ended March 31, 2021, respectively.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP.

During the three and nine months ended March 31, 2022, the Company recorded distributions of $2.2 million and $6.5 million, respectively. During the three and nine months ended March 31, 2021, the Company recorded distributions of $2.5 million and $7.5 million, respectively. For certain periods, the tax character of a portion of distributions may be return of capital.

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

As of June 30, 2021
Additional paid-in capital	$(263,947)
Distributable earnings	263,947

The tax character of all distributions paid by the Company during the year ended June 30, 2021 was ordinary income.

At June 30, 2021, the components of distributable earnings on a tax basis are as follows:

As of June 30, 2021
Undistributed net investment income	$8,587,905
Accumulated capital gains (losses) and other	(6,846,521)
Capital loss carryover	(52,026,948)
Unrealized appreciation (depreciation)	(51,942,136)
Distributions payable	(2,088,265)

Distributable earnings (loss)	$(104,315,965)

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

As of March 31, 2022 and June 30, 2021, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2022 and March 31, 2021, respectively. These purchase and sales amounts exclude derivative instruments as well as non-cash restructurings.

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Investment purchases, at cost (including PIK interest)	$27,063,262	$15,685,517	$113,857,030	$48,294,586
Investment sales and repayments	53,173,229	24,003,387	120,043,899	71,123,563

The composition of the Company’s investments as of March 31, 2022, by investment type as a percentage of the total portfolio, at amortized cost and fair value, is as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$237,169,581	84.90%	$222,136,575	91.78%
Senior Secured Second Lien Debt Investments	17,374,608	6.22	—	—
Equity, Warrants and Other Investments	24,793,932	8.88	19,896,735	8.22

Total	$279,338,121	100.00%	$242,033,310	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$22,970,668	9.49%
IT Services	22,190,533	9.17
Internet & Direct Marketing Retail	21,710,546	8.97
Professional Services	18,875,577	7.80
Household Durables	17,197,500	7.11
Software	15,929,195	6.58
Commercial Services & Supplies	15,060,099	6.22
Chemicals	14,069,610	5.81
Energy Equipment & Services	13,026,399	5.38
Distributors	12,585,607	5.20
Consumer Finance	11,607,240	4.80
Auto Components	10,061,976	4.16
Containers & Packaging	8,062,934	3.33
Entertainment	7,959,214	3.29
Diversified Consumer Services	6,807,938	2.81
Specialty Retail	6,402,500	2.65
Building Products	4,960,000	2.05
Machinery	4,912,688	2.03
Food Products	4,680,000	1.93
Electronic Equipment, Instruments & Components	2,963,086	1.22

	$242,033,310	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,970,690	10.56%
Energy Equipment & Services	20,415,620	8.30
Containers & Packaging	18,699,796	7.61
Construction & Engineering	16,069,570	6.54
Commercial Services & Supplies	14,739,470	6.00
Trading Companies & Distributors	13,716,650	5.58
Software	13,385,491	5.44
Consumer Finance	13,002,000	5.29
Retail	11,518,645	4.69
Home Improvement Retail	9,717,000	3.95
Distributors	9,506,517	3.87
Airlines	9,176,185	3.73
Auto Components	8,694,150	3.54
IT Consulting & Other Services	8,689,919	3.53
Automobiles	7,960,000	3.24
Real Estate Management & Development	7,890,000	3.21
Textiles, Apparel & Luxury Goods	6,912,675	2.81
Internet & Direct Marketing Retail	6,321,268	2.57
Internet Software & Services	5,764,688	2.34
Construction Materials	4,875,750	1.98
Personal Products	4,819,687	1.96
Road & Rail	4,355,536	1.77
Technology Hardware, Storage & Peripherals	1,944,128	0.79
Diversified Telecommunication Services	1,516,409	0.62
Media	193,776	0.08

Total	$245,855,620	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2022:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$111,149,606	45.92%
U.S. West	46,811,623	19.34
U.S. Midwest	34,926,022	14.43
U.S. Mid-Atlantic	17,755,816	7.34
U.S. Southwest	15,911,615	6.57
U.S. Southeast	15,439,414	6.38
International	39,214	0.02

Total	$242,033,310	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2021:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$92,861,915	37.77%
U.S. Midwest	63,228,584	25.72
U.S. Southwest	33,411,717	13.59
U.S. West	23,279,988	9.47
U.S. Mid-Atlantic	21,556,661	8.77
U.S. Southeast	6,336,097	2.58
International	5,180,658	2.10

Total	$245,855,620	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2022, the Company made investments in new and existing portfolio companies of approximately $62.4 million and $46 million, respectively, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2022, the Company made aggregate investments of $1.2 million in new and existing portfolio companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. At March 31, 2022 and June 30, 2021, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$222,136,575	$222,136,575
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	19,896,735	19,896,735

Total Investments	—	—	$242,033,310	$242,033,310

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$230,351,618	$230,351,618
Senior Secured Second Lien Debt Investments	—	—	6,240,000	6,240,000
Equity, Warrants and Other Investments	—	—	9,264,002	9,264,002

Total Investments	—	—	$245,855,620	$245,855,620

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	105,859,831	—	—	7,997,199	113,857,030
Sales	(111,873,208)	(8,000,000)	—	(170,691)	(120,043,899)
Amortization	2,054,336	63,875	—	—	2,118,211
Net realized gains (losses)	(11,576,316)	—	—	(2,814,660)	(14,390,976)
Transfers in	—	—	—	1,184,506	1,184,506
Transfers out	(1,184,506)	—	—	—	(1,184,506)
Net change in unrealized (depreciation) appreciation	8,504,820	1,696,125	—	4,436,379	14,637,324

Fair value at March 31, 2022	$222,136,575	$—	$—	$19,896,735	$242,033,310

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2022	$(2,382,431)	$—	$—	$4,436,379	$2,053,948

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2020	$237,079,624	$27,719,133	$—	$5,822,952	$270,621,709
Purchases (including PIK interest)	46,009,833	1,284,753	—	1,000,000	48,294,586
Sales	(55,585,470)	(15,000,066)	—	(538,027)	(71,123,563)
Amortization	1,541,054	477,402	—	—	2,018,456
Net realized gains (losses)	(2,805,419)	—	—	(835,982)	(3,641,401)
Transfers in	—	—	—		—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	5,092,962	(2,987,968)	—	3,529,714	5,634,708

Fair value at March 31, 2021	$231,332,584	$11,493,254	$—	$8,978,657	$251,804,495

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2021	$1,124,687	$(2,591,293)	$—	$2,155,706	$689,100

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

During the three and nine months ended March 31, 2022, $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the three and nine months ended March 31, 2021, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2022 and June 30, 2021. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$191,003,099	Yield Analysis	Market Yields	9.5%	6.6% - 29.6%
Senior Secured First Lien Debt Investments	12,340,746	Market Comparable Approach	EBITDA Multiple	4.4x	0.0x – 6.8x
Senior Secured First Lien Debt Investments	18,753,517	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	39,214	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	14,023,446	Market Comparable Approach	EBITDA Multiple	6.0x	0.0x -13.4x
Equity, Warrants and Other Investments	5,873,288	Recent Transaction	Recent Transaction	N/A	N/A

	Fair Value as of June 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$177,454,031	Yield Analysis	Market Yields	9.5%	6.1% -23.3%
Senior Secured First Lien Debt Investments	7,780,230	Market Comparable Approach	EBITDA Multiple	3.2x	0.0x – 6.2x
Senior Secured First Lien Debt Investments	44,923,581	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	193,776	Recovery Analysis	Recovery Amount	N/A	N/A
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	8,520,044	Market Comparable Approach	EBITDA Multiple	6.9x	3.6x—11.7x
Equity, Warrants and Other Investments	743,958	Broker Quoted	Broker Quoted	N/A	N/A

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

As of March 31, 2022 and June 30, 2021, there was no borrowing and $102.0 million in principal amount of borrowings outstanding under the Term Financing, respectively. On November 19, 2021, the Company repaid the Term Financing in full in accordance with the terms of the Term Financing.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility with UBS, which was subsequently amended on June 21, 2019 to reduce the size of the facility to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bore interest at a rate per annum equal to one-month LIBOR plus 3.55%. The Company paid a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing would mature, and all accrued and unpaid interest was due and payable, on the same day as the Term Financing, which was December 5, 2021. On November 19, 2021, the Company satisfied all obligations under the Revolving Financing and the agreement was terminated. As of March 31, 2022 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing, respectively.

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

As of March 31, 2022, there were $107.8 million borrowings outstanding under the Capital One Revolving Financing.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of March 31, 2022, SPV LLC had a notional amount of

$186.2 million in assets with a fair value of $182.8, no accrued interest receivable and $4.6 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2021, SPV and LLC had a notional amount of $175.8 million in assets with a fair value of $169.6 million, no accrued interest receivable and $6.2 million in cash held by the trustee of the Term Financing. For the three and nine months ended March 31, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $111.4 million and $104.9 million, respectively, and 2.64% and 2.93%, respectively. For the three and nine months ended March 31, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, and the Revolving Financing, in aggregate, was $104.8 million and $111.1 million, respectively, and 3.34% and 3.56%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At March 31, 2022 and June 30, 2021, the fair value of the Company’s total borrowings was estimated at $107.8 million under the Capital One Revolving Financing and $102.0 million under the Term Financing, respectively, which the Company concluded was a Level 3 fair value.

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

As of March 31, 2022, the carrying amount of the 2026 Notes was $64.7 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 4.83%. As of March 31, 2022, the fair value of the 2026 Notes was $65.5 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2023	$—
2024	—
2025	—
2026	172,750,000

Total long-term debt	172,750,000

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

The Company’s Board of Directors declared the following quarterly distributions during the nine months ended March 31, 2022:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2021	September 23, 2021	September 24, 2021	October 14, 2021	$0.1500	1st 2022
November 3, 2021	December 9, 2021	December 10, 2021	January 4, 2022	$0.1500	2nd 2022
February 3, 2022	March 10, 2022	March 11, 2022	March 31, 2022	$0.1500	3rd 2022

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$525,837	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
American Teleconferencing Services, Ltd. – Revolver	200,145	—	0.50%	6/8/23
Arborworks Acquisition LLC – Revolver	1,863,354	—	0.50%	11/9/26
Empire Office Inc. – Delayed Draw	3,448,276	—	0.75%	4/12/24
GS Operating, LLC – Revolver	962,739	—	0.50%	1/3/27
GS Operating, LLC – DDTL	2,003,401	—	1.00%	1/3/28
NWN Parent Holdings, LLC – Revolver	920,000	—	0.50%	5/7/26
South Coast Terminals, LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc – Delayed Draw	3,000,000	—	0.50%	12/27/27

Total Unfunded Commitments	$17,523,074	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.50%	10/7/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/5/26

Total Unfunded Commitments	$4,425,638	$—

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

For the three and nine months ended March 31, 2022, $1,161,530 and $3,413,139, respectively, in Base Management Fees were earned by the Adviser, of which $128,831 and $352,645, respectively, were voluntarily waived. As of March 31, 2022, $1,032,698 of such fees were payable. For the three and nine months ended March 31, 2021, $1,160,047 and $3,570,259 respectively, in Base Management Fees were earned by the Adviser, of which $84,227 and $291,557, respectively, were voluntarily waived. As of March 31, 2021, $1,075,820 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and nine months ended March 31, 2022, the Company incurred no Income-Based Fees. As of March 31, 2022, $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2021, the Company incurred no Income-Based Fees. As of March 31, 2021, $20,160 of Income-Based Fees were currently payable to the Adviser and $628,962 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and were not payable until such amounts were received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of March 31, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

The Company incurred costs of $348,849 and $1,052,249 under the Administration Agreement for the three and nine months ended March 31, 2022, respectively. The Company incurred costs of $356,500 and $1,064,500 under the Administration Agreement for the three and nine months ended March 31, 2021, respectively .

As of March 31, 2022 and June 30, 2021, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended March 31, 2022, the Company recorded directors’ fees of $75,625 and $226,875, respectively, of which $18,706 were payable at March 31, 2022. For the three and nine months ended March 31, 2021, the Company recorded directors’ fees of $78,625 and $233,875, respectively, of which $25,734 were payable at March 31, 2021.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$(63,081)	$3,698,336	$6,673,266	$9,578,459
Weighted average shares of common stock outstanding	14,384,988	13,914,351	14,277,683	13,904,344
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.00)	$0.27	$0.47	$0.69

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500

#	Special distribution
*	Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended March 31, 2022 and March 31, 2021:

	Nine months ended March 31,
	2022		2021
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,472,884	100%	$7,508,983	100%
Long-term capital gains	—	—	—	—

Total	$6,472,884	100%	$7,508,983	100%

The 2021-22 figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2022 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2021-22. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2022 and March 31, 2021:

	Nine months ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Balance at beginning of period	13,921,767	$202,592,833	13,885,335	$202,450,906
Issuance of common shares	453,985	3,141,576	—	—
Reinvestments of stockholder distributions	10,057	56,093	29,537	105,509
Retirement of repurchased shares	—	—	—	—

Balance at end of period	14,385,809	$205,790,502	13,914,872	$202,556,415

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the nine months ended March 31,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$6.92	$7.79
Net investment income	0.45	0.55
Net realized and unrealized gains (losses)	0.01	0.14

Net increase (decrease) in net assets resulting from operations	0.46	0.69
Capital transactions(2)
Dividends from net investment income	(0.45)	(0.55)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.45)	(0.55)
Offering costs	—	—

Net asset value, end of period	$6.93	$7.93

Market value per share, end of period	$5.19	$5.62
Total return based on market value(3)(4)	4.87%	83.52%
Shares outstanding at end of period	14,385,809	13,914,872
Ratio/Supplemental Data:
Net assets, at end of period	$99,753,900	$110,814,211
Ratio of total expenses to average net assets(5)	16.57%	15.57%
Ratio of net expenses to average net assets(5)	16.10%	15.22%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	7.28%	6.68%
Ratio of net investment income before fee waiver to average net assets(5)	8.96%	9.60%
Ratio of net investment income after fee waiver to average net assets(5)	8.49%	9.25%
Total Borrowings	$170,662,778	$218,375,000
Asset Coverage Ratio(6)	1.58	1.51
Portfolio Turnover Rate(4)	45%	22%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Loan Amendment/Consent Fees	$412,516	$82,214	$554,254	$498,278

Other Fee Income	$412,516	$82,214	$554,254	$498,278

Note 14. Tax Information

As of March 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$279,338,121

Gross unrealized appreciation	4,599,971
Gross unrealized depreciation	(41,904,782)

Net unrealized investment depreciation	$(37,304,811)

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

From April 1, 2022 through May 9, 2022, the Company invested $17.8 million in one new portfolio company and one existing portfolio company and received $18.9 million in repayments.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On May 5, 2022, the Company’s board of directors declared a distribution for the quarter ending June 30, 2022 of $0.15 per share payable on July 8, 2022 to stockholders of record as of June  17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments that we make;

•	the impact of global health pandemics, such as the COVID-19 pandemic, on our or our portfolio companies’ business and the global economy and capital markets generally;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with our investment adviser, CM Investment Partners LLC;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company and as a business development company;

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $14.7 billion as of March 31, 2022. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 38 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2022 and June 30, 2021, we had no Taxable Subsidiaries.

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

COVID-19 Developments

Throughout 2021 and 2022, the COVID-19 pandemic delivered a shock to the U.S. and global economies, including the Company’s primary markets of operation. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and, by extension, our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of existing variants and other variants that might arise, which are highly uncertain and cannot be predicted.

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

We expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted to some extent by the COVID-19 pandemic and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and may possibly default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to any such investment, among other things. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information concerning the COVID-19 pandemic and its impact on our business and our operating results, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

As of March 31, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 88.0% of our total assets, as compared to 91.8% of our total assets as of June 30, 2021.

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

As of March 31, 2022 and June 30, 2021, there were no borrowings and $102.0 million borrowings outstanding under the Term Financing, respectively. As of November 19, 2021, we had repaid the Term Financing in full, in accordance with the terms of the Term Financing.

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

As of March 31, 2022 and June 30, 2021, we had no borrowings outstanding under the Revolving Financing.

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

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events. As of March 31, 2022, there were $107.8 million borrowings outstanding under the Capital One Revolving Financing.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2022, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

At March 31, 2022, our investment portfolio of $242.0 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 91.78% were first lien investments, 0.00% were second lien investments, and 8.22% were in equities, warrants and other positions. At March 31, 2022, our average and largest portfolio company investment at fair value was $6.9 million and $13.4 million, respectively.

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

As of March 31, 2022 and June 30, 2021, our weighted-average total yield on debt and income-producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 8.27%

and 8.10%, respectively. As of March 31, 2022 and June 30, 2021, our weighted-average total yield on total investments at amortized cost (which includes interest income and amortization of fees and discounts) was 7.71% and 7.62%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2022 and June 30, 2021, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

Industry Classification	Percentage of Total Portfolio at March 31, 2022	Percentage of Total Portfolio at June 30, 2021
Trading Companies & Distributors	9.49%	5.58%
IT Services	9.17	3.53
Internet & Direct Marketing Retail	8.97	2.57
Professional Services	7.80	10.56
Household Durables	7.11	—
Software	6.58	5.44
Commercial Services & Supplies	6.22	6.00
Chemicals	5.81	—
Energy Equipment & Services	5.38	8.30
Distributors	5.20	3.87
Consumer Finance	4.80	5.29
Auto Components	4.16	3.54
Containers & Packaging	3.33	7.61
Entertainment	3.29	—
Diversified Consumer Services	2.81	—
Specialty Retail	2.65	—
Building Products	2.05	—
Machinery	2.03	—
Food Products	1.93	—
Electronic Equipment, Instruments & Components	1.22	—
Construction & Engineering	—	6.54
Retail	—	4.69
Home Improvement Retail	—	3.95
Airlines	—	3.73
Automobiles	—	3.24
Real Estate Management & Development	—	3.21
Textiles, Apparel & Luxury Goods	—	2.81
Internet Software & Services	—	2.34
Construction Materials	—	1.98
Personal Products	—	1.96
Road & Rail	—	1.77
Technology Hardware, Storage & Peripherals	—	0.79
Diversified Telecommunication Services	—	0.62
Media	—	0.08

	100.00%	100.00%

During the nine months ended March 31, 2022, we made investments in eleven new portfolio companies and eight existing portfolio companies. These investments totaled approximately $108.4 million. Of the new investments, 93% consisted of first lien investments.

At March 31, 2022, 99.5% of our debt investments bore interest based on floating rates based on indices such as LIBOR and SOFR (in certain cases, subject to interest rate floors), and 0.5% bore interest at fixed rates. At June 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2022, we had eleven investments with aggregate unfunded commitments of $17.5 million, and as of June 30, 2021, we had three investments with aggregate unfunded commitments of $4.4 million. As of March 31, 2022, we had sufficient liquidity (through cash on hand) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2022			As of June 30, 2021
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$39,487,663	16.3%	5	$34,238,793	13.9%	5
2	177,114,758	73.2	44	174,277,539	70.9	30
3	22,022,339	9.1	4	33,232,598	13.5	7
4	1,168,027	0.5	1	—	—	—
5	2,240,523	0.9	6	4,106,690	1.7	8

Total	$242,033,310	100.00%	60	$245,855,620	100.00%	50

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2022 decreased to $5.9 million from $6.0 million for the three months ended March 31, 2021, primarily related to a decrease in weighted average total yield of debt and income producing securities at amortized cost and a decrease in payment-in-kind income from our investments on non-accrual offset by other fee income received during the quarter.

Expenses

Total expenses for the three months ended March 31, 2022 decreased to $4.2 million, compared to $4.3 million for the three months ended March 31, 2021, primarily due to a decrease in interest expenses with the Capital One Revolving Financing and professional fees offset by an increase in amortization of deferred debt issuance costs and original issue discounts.

Net investment income

Net investment income slightly decreased to $1.79 million for the three months ended March 31, 2022 from $1.82 million for the three months ended March 31, 2021, primarily due to a decrease in weighted average total yield of debt and income producing securities at amortized cost, a decrease in payment-in-kind income, partially offset by a decrease in interest expense compared to the prior period.

Net realized gain or loss

Net realized loss on investments totaled $6.6 million for the three months ended March 31, 2022, primarily due to the restructuring of Fusion Connect Inc. –take-back term loan, common stock and warrants, compared to a net realized loss on investments of $3.6 million for the three months ended March 31, 2021.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $4.7 million for the three months ended March 31, 2022, primarily due to the restructuring of Fusion Connect Inc. –take-back term loan, common stock and warrants, which was offset by a decrease in the value of CareerBuilder, LLC and Techniplas, LLC.

During the three months ended March 31, 2021, we recorded a net change in unrealized appreciation of $5.5 million, primarily due to the increase in value of BioPlan USA, Inc., GEE Group, Inc., Qualtek USA LLC, and One Sky Flight LLC offset by the decrease in value of Premiere Global Services, Inc.

Comparison of the nine months ended March 31, 2022 and March 31, 2021

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2022 decreased to $18.6 million from $20.1 million for the nine months ended March 31, 2021, primarily due to a decrease in weighted average total yield of debt and income producing securities at amortized cost and a decrease in payment-in-kind income.

Expenses

Total expenses for the nine months ended March 31, 2022 decreased to $12.5 million, compared to $12.8 million for the nine months ended March 31, 2021, primarily due to a decrease in base management fees related to a decrease in total assets and decrease in interest expenses from the Capital One Revolving Financing.

Net investment income

Net investment income decreased to $6.4 million for the nine months ended March 31, 2022 from $7.6 million for the nine months ended March 31, 2021, primarily due to the decrease in investment income between periods, which outpaced the decrease in operating expenses between periods, each discussed above.

Net realized gain or loss

Net realized loss on investments totaled $14.4 million for the nine months ended March 31, 2022, primarily due to the restructuring of 1888 Industrial Services, LLC – Term B and the restructuring of Fusion Connect Inc. –take-back term loan, common stock and warrants. Net realized losses on investments totaled $3.6 million for the nine months ended March 31, 2021, primarily due to the restructure of Bioplan USA, Inc. and the termination of PR Wireless, Inc., $0.01 strike (Warrants) offset by the sale of BW Gas & Convenience.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $14.6 million for the nine months ended March 31, 2022, primarily due to the restructuring of 1888 Industrial Services, LLC – Term B and the restructuring of Fusion Connect Inc. –take-back term loan, common stock and warrants, which was offset by a decrease in the value of the CareerBuilder, LLC

During the nine months ended March 31, 2021, we recorded a net change in unrealized appreciation of $5.6 million primarily due to the increase in the value of Bioplan USA, Inc., CB URS Holdings Corporation, Pixelle Specialty Solutions LLC, and Techniplas LLC Common Stock offset by the decrease in value of 1888 Industrial Services, LLC, Premiere Global Services, Inc, and ZeroChaos Parent, LLC.

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

Cash flows

For the nine months ended March 31, 2022, our unrestricted cash balance decreased by $3.0 million. During that period, cash decreased by $4.1 million from operating activities, primarily due to purchases of investments in portfolio companies of $113.5 million and receivables for investments sold of $16.0 million, partially offset by an increase in net assets resulting from operations of $6.7 million, and proceeds from sales and repayments of portfolio companies of $120.0 million. During the same period, cash decreased by financing activities totaled $0.9 million, consisting primarily of repayments of $102.0 million in connection with the Term Financing and $8.5 million of distributions paid to our stockholders, partially offset by the issuance of $3.1 million of common shares in connection with our dividend reinvestment plan and net proceeds of $107.8 million from borrowing under the Capital One Revolving Financing.

Capital resources

As of March 31, 2022, we had $2.9 million of cash as well as $4.7 million in restricted cash. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2022, our asset coverage for borrowed amounts was 158.5%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022, our off-balance sheet arrangements consisted of $17.5 million in unfunded commitments to 9 of our portfolio companies. As of March 31, 2022, we had sufficient liquidity (through cash on hand and available borrowings under the Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2021, our off-balance arrangements consisted of $4.4 million in unfunded commitments to three of our portfolio companies.

Recent Developments

From April 1, 2022 through May 9, 2022, we invested $17.8 million in one new portfolio company and one existing portfolio company and received $18.9 million in repayments.

On May 5, 2022, our board of directors declared a distribution for the quarter ending June 30, 2022 of $0.15 per share payable on July 8, 2022 to stockholders of record as of June 17, 2022.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2022, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the index exceeds the floor. As of March 31, 2022, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or above the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with our Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of March 31, 2022, our floating rate borrowings totaled $107,750,000 in principal amount, which represented 62.2% of our outstanding debt.

Based on our investment portfolio as of March 31, 2022, with certain interest rate floors and our financing arrangements at March 31, 2022, a 1.00% increase in interest rates would increase our net interest income by approximately 5.26% and a 2.00% increase in interest rates would increase our net interest income by approximately 14.82%.

Although management believes that this analysis is indicative of our existing sensitivity, as of March 31, 2022, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021 (filed with the SEC on September 14, 2021) and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed with the SEC on November  8, 2021).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we issued 1,629 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2022 was $7,995.

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

Dated: May 9, 2022

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer