Form 10-K
period 2022-06-30
Investcorp Credit Management BDC, Inc.
filed 2022-09-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $53.4 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,386,945 shares of the Registrant’s common stock outstanding as of September 12, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2022

i

PART I

Item 1.	Business

Our Company

Except as otherwise indicated, the terms “we,” “us,” “our,” “Investcorp Credit” and the “Company” refer to Investcorp Credit Management BDC, Inc. (formerly known as CM Finance Inc through August 30, 2019) and “CM Investment Partners” and the “Adviser” refer to our investment adviser and administrator, CM Investment Partners LLC.

We were formed in February 2012 and commenced operations in March 2012 as CM Finance LLC, a Maryland limited liability company. Immediately prior to the pricing of our initial public offering, CM Finance LLC was merged with and into CM Finance Inc, a Maryland corporation (the “Merger”). On August 30, 2019, we changed our name to Investcorp Credit Management BDC, Inc. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, as amended (the “Code”) for U.S. federal income tax purposes.

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

As of June 30, 2022 and June 30, 2021, there were $0 and $102.0 million in borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2022 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC (“SPV LLC”), our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to LIBOR plus 2.35%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing requires the payment of an upfront fee of 1.125% of the available borrowings under the Capital One Revolving Financing at the closing and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2022 and June 30, 2021, there were $84.0 million and $0 in borrowings outstanding under the Capital One Revolving Financing, respectively.

Portfolio Composition

As of June 30, 2022, our portfolio consisted of debt and equity investments in 35 portfolio companies with a fair value of $233.7 million. As of June 30, 2022, our portfolio at fair value consisted of 91.94% first lien investments, 0% second lien investments, and 8.06% equity, warrant or other positions. At June 30, 2022, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 10.09%. At June 30, 2022, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.37%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of June 30, 2022 of all

of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2022 was as follows:

Percentage of Total Portfolio at June 30, 2022
Professional Services	11.55%
IT Services	9.25
Internet & Direct Marketing Retail	9.02
Household Durables	7.42
Trading Companies & Distributors	6.72
Commercial Services & Supplies	6.62
Chemicals	6.00
Energy Equipment & Services	5.59
Distributors	5.26
Consumer Finance	4.87
Software	3.77
Entertainment	3.40
Auto Components	3.39
Food & Staples Retailing	3.39
Containers & Packaging	3.10
Diversified Consumer Services	2.88
Specialty Retail	2.54
Building Products	2.02
Food Products	1.95
Electronic Equipment, Instruments & Components	1.26

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $14.7 billion as of June 30, 2022. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 39 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2022, Investcorp Group had $42.7 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 490 people across its offices in New York, London, Switzerland, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Beijing, and Singapore. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $749 billion of uncalled capital as of June 30, 2022. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen, each with over 40 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Jansen are supported by three additional investment professionals, who collectively with Messrs. Mauer and Jansen, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with Investcorp, its parent company, which is the leading global credit investment platform with assets under management of $14.7 billion as of June 30, 2022. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

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

Sponsor assessment

Among critical due diligence investigations is the evaluation of a private equity sponsor or specialty lender that has, or is also making, an investment in the portfolio company. A private equity sponsor is typically a controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. In addition, a management team with meaningful equity ownership can serve as a committed partner to us and any private equity sponsor or specialty lender. The Adviser evaluates a private equity sponsor or specialty lender along several key criteria, including:

•	investment track record;

•	industry experience.

•	capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	reference checks.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2022			As of June 30, 2021
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$35,059,097	15.0%	5	$34,238,793	13.9%	5
2	172,732,804	73.9	44	174,277,539	70.9	30
3	23,364,583	10.0	4	33,232,598	13.5	7
4	—	—	—	—	—	—
5	2,527,502	1.1	7	4,106,690	1.7	8

Total	$233,683,986	100.0%	60	$245,855,620	100.0%	50

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our board of directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Based Fee

Capital Gains Fee

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

Board Approval of the Advisory Agreement

On August 25, 2022, our board of directors, including all of the Independent Directors, held a meeting to consider and approve the continuation of the Advisory Agreement. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates; and (7) other factors our board of directors deemed to be relevant. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

Based on the information reviewed and the discussion thereof, our board of directors, including all of the Independent Directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Advisory Agreement as being in the best interests of our stockholders. In voting to approve the Advisory Agreement, our board of directors, including all of the Independent Directors, made the following conclusions:

•

Nature, Extent and Quality of Services. In considering the nature, extent and quality of the services to be provided by the Adviser, our board of directors discussed the experience of current key personnel of the Adviser and considered its experience with the Adviser providing investment management services to the Company. Our board of directors also considered the investment selection process employed by the Adviser, including the flow of transaction opportunities resulting from the Investment Team’s significant experience in structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies; the employment of the Adviser’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered the Adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. In addition, our board of directors considered the other terms and conditions of the Advisory Agreement. Our board of directors determined that the substantive terms of the Advisory Agreement (other than the fees payable thereunder, which our board of directors reviewed separately), including the services to be provided, are similar to those of comparable BDCs described in the available market data and in the best interests of our stockholders. Based on the factors above, as well as those discussed below, our board of directors concluded that it was satisfied with the nature, extent and quality of the services to be provided to the Company by the Adviser under the Advisory Agreement.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2022, the Company’s portfolio at fair value consisted of 91.94% first lien investments, 0% second lien investments, and 8.06% equity, warrant or other positions.

•

Costs of Services Provided and Economies of Scale. Our board of directors considered the extent to which economies of scale would be realized as the Company grows, and whether the fees payable under the Advisory Agreement reflect these economies of scale for the benefit of our stockholders. Taking into account such information, our board of directors determined that the advisory fee structure under the Advisory Agreement was reasonable with respect to any economies of scale that may be realized as the Company grows, and that there were no material economies of scale to be realized at the Company’s current asset level.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Investcorp Credit Management BDC, Inc., Attention: Investor Relations, 280 Park Avenue, 39th Floor, New York, New York 10017, or by calling us collect at (646) 690-5034. The SEC also maintains a website at www.sec.gov that contains this information.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

In accordance with certain applicable Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (10% for distributions made on or after November 1, 2021, and on or before June 30, 2022) of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% (or 10%, if applicable) of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or the revenue procedure.

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

The following is a summary of the principal risks that you should carefully consider before investing in our securities. Further details regarding each risk included in the below summary list can be found further below.

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

•

We may default under the Capital One Revolving Financing or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

•	The involvement of our interested directors in the valuation process may create conflicts of interest.

•	The Advisory Agreement and the Administration Agreement with the Adviser may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

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

•	The interest rates of our term loans to our portfolio companies might be subject to change based on recent regulatory changes.

Risks Relating to an Investment in Our Common Stock

•	We cannot assure you that the market price of shares of our common stock will not decline.

•	There is a risk that you may not receive distributions or that our distributions may not grow over time or a portion of your distributions may be a return of capital.

•	The market price of our common stock may fluctuate significantly.

Risks Relating to an Investment in Our Notes

•	The indenture under which our 4.875% notes due 2026 (the “2026 Notes”) are issued contains limited protection for holders of the 2026 Notes.

•	There is no active trading market for the 2026 Notes. If an active trading market does not develop for the 2026 Notes, you may not be able to sell them.

Risks Relating to U.S. Federal Income Tax

•	We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

•	We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

General Risks

•	We are subject to risks related to corporate social responsibility.

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

Since the initial outbreak, the COVID-19 pandemic has delivered a shock to the global economy. The spread of COVID-19, including the multiple variants thereof, has had, and will continue to have a material adverse impact on local economies in the affected jurisdictions and also on the global economy. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

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

To the extent restrictive public health measures are imposed on individuals and businesses, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

If we are unable to consummate borrowing or financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020 and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA. Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2022, substantially all of our assets were pledged as collateral under the Capital One Revolving Financing. In addition, under the terms of the Capital One Revolving Financing and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(34.2)%	(21.0)%	(7.9)%	5.3%	18.5%

(1)	Assumes $246.8 million in total assets, $146.8 million in debt outstanding, $93.9 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

In addition, our debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

We may default under the Capital One Revolving Financing or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under the Capital One Revolving Financing or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Capital One Revolving Financing or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Capital One Revolving Financing or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in the Capital One Revolving Financing or any other future borrowing facility may limit our discretion in operating our business.

The Capital One Revolving Financing is, and any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders in the Capital One Revolving Financing will or, in the case of a future facility, may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under the Capital One Revolving Financing or any other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Capital One Revolving Financing or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Capital One Revolving Financing or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

In addition, under the Capital One Revolving Financing or any future borrowing facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Capital One Revolving Financing or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the Capital One Revolving Financing or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market-based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuations for portfolio investments will be reviewed by an independent valuation firm periodically, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Mr. Mauer, an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Mauer, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

The Advisory Agreement and the Administration Agreement with the Adviser may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66 and 2/3% of the value of our assets). On May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 150% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

As of June 30, 2022, we are a non-accelerated filer under the Exchange Act and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

Credit risk is the potential loss we may incur from a failure of a company to make payments according to the terms of a contract. We are subject to credit risk because of our strategy of investing in the debt of leveraged companies and our involvement in derivative instruments. Our exposure to credit risk on our investments is limited to the fair value of the investments. Our derivative contracts are executed pursuant to an International Swaps and Derivatives Association master agreement. Any material exposure due to counter-party risk under the Capital One Revolving Financing, generally, could have a material adverse effect on our operating results.

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

As of June 30, 2022, our investments in the professional services industry represented approximately 11.55% of the fair value of our portfolio, and our investments in the IT services industry represented approximately 9.25% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 11.55% of our total portfolio as of June 30, 2022. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the IT Services industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the IT Services industry represented approximately 9.25%, in the aggregate, of our total portfolio as of June 30, 2022. The value of our investments in information technology companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

The interest rates of our term loans to our portfolio companies might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR, SOFR or another reference rate.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our borrowing or financing arrangements. If we are unable to do so, amounts drawn under our borrowing or financing arrangements may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace LIBOR or another interbank offered rate (“IBOR”) with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service has issued final regulations regarding the tax consequences of the transition from IBOR to a new reference rate in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the final regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The Internal Revenue Service may provide additional guidance, with potential retroactive effect.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we violate certain covenants under our existing or future borrowing or financing arrangements or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and because more of our stockholders have opted to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (10% for distributions made on or after November 1, 2021, and on or before June 30, 2022) of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Our two largest investors are Investcorp and Stifel. Investcorp owns approximately 25% and Stifel owns approximately 15% of our total outstanding common stock. The shares held by Investcorp and Stifel are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Investcorp and Stifel to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

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

The 2026 Notes are not be secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Capital One Revolving Financing) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes.

As of June 30, 2022, we had, through SPV LLC, $84 million in outstanding indebtedness under the Capital One Revolving Financing, which are secured by the assets held at SPV LLC. The indebtedness under the Capital One Revolving Financing is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $6.1 million as of June 30, 2022.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of Investcorp Credit Management BDC, Inc., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such current or future subsidiary and to any indebtedness or other liabilities of any such current or future subsidiary senior to our claims, including under the Capital One Revolving Financing. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries.

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

Any default under the agreements governing our indebtedness, including a default under the Capital One Revolving Financing or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Capital One Revolving Financing), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Capital One Revolving Financing or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from investment activities, or that future borrowings will be available to us under the Capital One Revolving Financing or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2026 Notes, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 2026 Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Capital One Revolving Financing or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2026 Notes and our other debt. If we breach our covenants under the Capital One Revolving Financing or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Capital One Revolving Financing or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt, including the Capital One Revolving Financing. Because the Capital One Revolving Financing has, and any future borrowing or financing arrangements will likely have, customary cross-default provisions, if we have a default under the terms of the 2026 Notes, the obligations under the Capital One Revolving Financing or any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

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

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event (as defined in the Indenture) because we may not have sufficient funds. We would not be able to borrow under the Capital One Revolving Financing to finance such a repurchase of the 2026 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes may require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of the Capital One Revolving Financing also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the Capital One Revolving Financing at that time and to terminate the Capital One Revolving Financing. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2026 Notes and a cross-default under the agreements governing the Capital One Revolving Financing, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes exercise their right to require us to repurchase 2026 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

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

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)			Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share (4)
Fiscal Year Ended				High	Low
June 30, 2023
First quarter (through September 2, 2022)	$		*	$4.72	$4.15	*%	*%	$0.15
June 30, 2022
Fourth quarter		6.50		5.35	3.75	(17.69)%	(42.31)%	0.15
Third quarter		6.93		5.72	5.08	(17.46)%	(26.70)%	0.15
Second quarter		7.09		5.70	4.87	(19.61)%	(31.38)%	0.15
First quarter		7.00		6.42	5.30	(8.29)%	(24.29)%	0.15
June 30, 2021
Fourth quarter		6.92		6.04	5.40	(12.72)%	(21.97)%	0.15
Third quarter		7.93		6.05	4.62	(23.71)%	(41.74)%	0.18
Second quarter		7.84		5.45	2.99	(30.48)%	(61.86)%	0.18
First quarter		7.81		4.38	3.09	(43.92)%	(60.44)%	0.18
June 30, 2020
Fourth quarter		7.79		4.84	2.95	(37.87)%	(62.13)%	0.18
Third quarter		8.15		7.65	1.49	(6.13)%	(81.72)%	0.25
Second quarter		10.15		7.32	6.45	(27.88)%	(36.45)%	0.25
First quarter		10.19		7.65	6.65	(24.93)%	(34.74)%	0.25

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

*

The last reported sale price for our common stock on the NASDAQ Global Select Market on September 2, 2022 was $4.35 per share. As of September 2, 2022, we had 30 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of September 2, 2022, our shares of common stock traded at a discount equal to approximately 33.08% of the net assets attributable to those shares based upon our $6.50 net asset value per share as of June 30, 2022. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

Dividends

Our dividends, if any, are determined by our board of directors. We intend each taxable year to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2023
First Quarter	Base	August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
June 30, 2022
Fourth Quarter	Base	May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
Third Quarter	Base	February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
Second Quarter	Base	November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
First Quarter	Base	August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
June 30, 2021
Fourth Quarter	Base	May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
Third Quarter	Base	February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
Third Quarter	Supplemental	February 3, 2021	March 12, 2021	April 1, 2021	$0.0300
Second Quarter	Base	November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
Second Quarter	Supplemental	November 3, 2020	December 10, 2020	January 4, 2021	$0.0300
First Quarter	Base	August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
First Quarter	Supplemental	August 26, 2020	September 25, 2020	October 15, 2020	$0.0300
June 30, 2020
Fourth Quarter	Base	May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
Fourth Quarter	Supplemental	May 7, 2020	June 19, 2020	July 10, 2020	$0.0300
Third Quarter	Base	February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
Second Quarter	Base	November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
First Quarter	Base	August 28, 2019	September 26, 2019	October 16, 2019	$0.2500

Total					$2.3700

Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not engage in any sales of unregistered securities during the fiscal year ended June 30, 2022.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Wilshire BDC Index, the NASDAQ Financial Index and a customized peer group of six companies that includes Crescent Capital BDC, Inc., Stellus Capital Investment Corporation, First Eagle Alternative Capital BDC, Inc., Monroe Capital Corporation, CION Investment Corporation, and WhiteHorse Finance Inc., for the period from June 30, 2017 through June 30, 2022. The graph assumes that, on June 30, 2017 an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of standalone first and second lien, unitranche loans, and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by the Cyrus Funds and Stifel and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $42.7 billion as of June 30, 2022. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

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

From time to time, we may form certain taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for U.S. federal income tax purposes. At June 30, 2022 and June 30, 2021, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

As of June 30, 2022, and June 30, 2021 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Rule 2a-5 under the 1940 Act was adopted in December 2020 by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our board of directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2022, we had six investments on non-accrual status, which represented approximately 1.08% of our portfolio at fair value. As of June 30, 2021, we had four investments on non-accrual status and one investment on partial non-accrual status, which represented approximately 1.7% of our portfolio at fair value.

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

As of June 30, 2022 and June 30, 2021, there were $0 and $102.0 million in borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2022 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing.

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

As of June 30, 2022 and June 30, 2021, there were $84 million and $0 in borrowings outstanding under the Capital One Revolving Financing, respectively.

Notes due 2023

In July 2018, we issued an aggregate of $34.5 million in aggregate principal amount of 6.125% notes due 2023 (the “2023 Notes”) for total net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $33.2 million.

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

The 2026 Notes will mature on April 1, 2026, unless previously redeemed or repurchased in accordance with their terms, and bear interest at a rate of 4.875%. The 2026 Notes are our direct unsecured obligations and rank pari passu, which means equal in right of payment, with all of our outstanding and future unsecured, unsubordinated indebtedness. Because the 2026 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our existing and future subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Financing. The 2026 Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2022, the outstanding principal balance of the 2026 Notes was approximately $65 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2022, approximately 2.33% of our total assets were non-qualifying assets.

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

As of June 30, 2022, our investment portfolio of $233.7 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 91.94% were first lien investments, 0% were second lien investments, and 8.06% were in equities, warrants and other positions. At June 30, 2022, our average and largest portfolio company investment at fair value was $6.7 million and $13.2 million, respectively.

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

As of June 30, 2022, and June 30, 2021, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.09%

and 8.10%, respectively. As of June 30, 2022, and June 30, 2021, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.37% and 7.62%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR, as of June 30, 2022 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2022 and June 30, 2021, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30, 2022	Percentage of Total Portfolio at June 30, 2021
Professional Services	11.55%	10.56%
IT Services	9.25	3.53
Internet & Direct Marketing Retail	9.02	2.57
Household Durables	7.42	—
Trading Companies & Distributors	6.72	5.58
Commercial Services & Supplies	6.62	6.00
Chemicals	6.00	—
Energy Equipment & Services	5.59	8.30
Distributors	5.26	3.87
Consumer Finance	4.87	5.29
Software	3.77	5.44
Entertainment	3.40	—
Auto Components	3.39	3.54
Food & Staples Retailing	3.39	—
Containers & Packaging	3.10	7.61
Diversified Consumer Services	2.88	—
Specialty Retail	2.54	—
Building Products	2.02	—
Food Products	1.95	—
Electronic Equipment, Instruments & Components	1.26	—
Construction & Engineering	—	6.54
Retail	—	4.69
Home Improvement Retail	—	3.95
Airlines	—	3.73
Automobiles	—	3.24
Real Estate Management & Development	—	3.21
Textiles, Apparel & Luxury Goods	—	2.81
Internet Software & Services	—	2.34
Construction Materials	—	1.98
Personal Products	—	1.96
Road & Rail	—	1.77
Technology Hardware, Storage & Peripherals	—	0.79
Diversified Telecommunication Services	—	0.62
Media	—	0.08

	100.00%	100.00%

During the year ended June 30, 2022, we made investments in 14 new portfolio companies and eight existing portfolio companies. These investments totaled approximately $137.1 million. Of these new investments, 93.4% consisted of first lien investments and 6.6% in equity, warrants, and other investments.

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

At June 30, 2022, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2021, 96.1% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 3.9% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2022, we had nine such investments with aggregate unfunded commitments of $13,899,529. As of June 30, 2021, we had three such investments with aggregate unfunded commitments of $4,425,638. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2022			As of June 30, 2021
	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$35,059,097	15.0%	5	$34,238,793	13.9%	5
2	172,732,804	73.9	44	174,277,539	70.9	30
3	23,364,583	10.0	4	33,232,598	13.5	7
4	—	—	—	—	—	—
5	2,527,502	1.1	7	4,106,690	1.7	8

Total	$233,683,986	100.0%	60	$245,855,620	100.0%	50

Results of Operations

Comparison of the years ended June 30, 2022 and June 30, 2021

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2022 decreased to $24.4 million from $26.7 million for the year ended June 30, 2021, primarily due to a decrease in assets under management and and decrease in payment-in-kind income from non-accrual investments.

Expenses

Total expenses for the year ended June 30, 2022 decreased to $15.5 million from $17.6 million for the year ended June 30, 2021, primarily due to a decrease in interest expenses related to decreased borrowings under our credit facilities, a decrease in base management fees (including waiver) related to a decrease in total assets and no income-based incentive fees.

Net investment income

Net investment income decreased to $8.9 million for the year ended June 30, 2022 from $9.1 million for the year ended June 30, 2021, primarily due to a decrease in payment-in-kind income from our investments on non-accrual offset by a decrease in interest expenses related to decreased borrowings under our credit facilities.

Net realized gain or loss

The net realized loss on investments totaled $14.4 million for the year ended June 30, 2022, primarily due to the restructure of 1888 Industrial Services, LLC –Term B and Fusion Connect Inc. –Take-Back Term Loan.

The net realized loss on investments totaled $5.8 million for the year ended June 30, 2021, primarily due to the restructure of Bioplan USA, Inc. and the termination of PR Wireless, Inc., $0.01 strike (warrants) offset by the sale of BW Gas and Convenience during the period.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $8.1 million for the year ended June 30, 2022, primarily due to the restructure of 1888 Industrial Services, LLC –Term B and Fusion Connect Inc. –Take-Back Term Loan offset by the decrease in fair value of Techniplas Foreign Holdco LP common stock.

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

Liquidity and capital resources

Cash flows

For the year ended June 30, 2022, our cash balance decreased by $3.5 million. During that period, $21.2 million in cash was provided by operating activities, primarily due to investments of $144.7 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $153.9 million. During the same period, cash from financing activities decreased by $24.7 million, resulting primarily from proceeds of $182.8 million from borrowings under the Capital One Revolving Financing, offset by repayments of $102.0 million on the Term loan with UBS and $98.8 million of borrowing under the Capital One Revolving Financing, and distributions of $8.5 million to our stockholders.

Capital Resources

As of June 30, 2022, we had $2.6 million of cash as well as $6.6 million in restricted cash and $31.0 million of capacity under the Capital One Revolving Financing. As of June 30, 2022, we had approximately $147.1 million of senior securities outstanding and our asset coverage ratio was 162.8%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under our Capital One Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of each of the fiscal years ended June 30, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, respectively.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Capital One Revolving Financing
Fiscal Year ended June 30, 2022	$84,000,000	(5)	$2,864	—		N/A
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(6)	$2,567	—		N/A
Fiscal Year ended June 30, 2020	$132,000,000	(6)	$2,200	—		N/A
Fiscal Year ended June 30, 2019	$133,026,670	(6)	$2,329	—		N/A
Fiscal Year ended June 30, 2018	$119,823,000	(6)	$2,431	—		N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—		N/A
Fiscal Year ended June 30, 2016	$132,478,329	(7)	$2,229	—		N/A
Fiscal Year ended June 30, 2015	$150,847,459	(7)	$2,306	—		N/A
Fiscal Year ended June 30, 2014	$85,591,314	(7)	$3,339	—		N/A
Fiscal Year ended June 30, 2013	$76,500,000		$1,860	—		N/A
Citi Revolving Financing(8)
Fiscal Year ended June 30, 2021	$—		N/A	—		N/A
Fiscal Year ended June 30, 2020	$—		N/A	—		N/A
Fiscal Year ended June 30, 2019	$—		N/A	—		N/A
Fiscal Year ended June 30, 2018	$—		N/A	—		N/A
Fiscal Year ended June 30, 2017	$—		N/A	—		N/A
6.125% notes due 2023(9)
Fiscal Year ended June 30, 2021	$—		$—	—		$—
Fiscal Year ended June 30, 2020	$51,375,000		$5,674	—		$926
Fiscal Year ended June 30, 2019	$34,500,000		$8,969	—		$1,012
4.875% notes due 2026(10)
Fiscal Year ended June 30, 2022	$65,000,000		$3,701	—	$	N/A
Fiscal Year ended June 30, 2021	$65,000,000		$4,027	—		N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

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

(5)	Includes senior securities outstanding under the Capital One Revolving Financing.

(6)

On November 19, 2021, we satisfied all obligations under the 2017 UBS Revolving Financing and the agreement was terminated. On November 19, 2021, we repaid the Term Financing in full in accordance with the terms of the Term Financing.

(7)

Includes senior securities under the 2013 UBS Revolving Financing and the Term Financing. In connection with the expiration of the 2013 UBS Revolving Financing in accordance with its terms on December 5, 2016, we repaid in full all indebtedness, liabilities and other obligations thereunder.

(8)	On December 8, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the Citi Revolving Financing.

(9)

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

(10)

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

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC for a taxable year, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

In accordance with certain applicable Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (10% for distributions made on or after November 1, 2021, and on or before June 30, 2022) of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% (or 10% if applicable) of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or the revenue procedure.

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

For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived and $1,054,063 was payable at June 30, 2022. For the year ended June 30, 2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived and $1,070,580 was payable at June 30, 2021. For the year ended June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived and $1,196,937 was payable at June 30, 2020.

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

For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no Income-Based Fees. As of June 30, 2022, $182,095 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2021, we incurred no Income-Based Fees. As of June 30, 2021, $647,885 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2020, we incurred $832,472 of Income-Based Fees, of which $336,971 was waived for the year ended June 30, 2020. As of June 30, 2020, $707,796 of such Income-Based Fees are currently payable to the Adviser and $707,796 of Income-Based Fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Past waivers by the Adviser in no way imply that the Adviser will agree to waive any Income-Based Fees in any future period.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ending June 30, 2021, and will equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

As of June 30, 2022 and June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022, our off-balance sheet arrangements consisted of $13.9 million in unfunded commitments to eight of our portfolio companies. As of June 30, 2021, our off-balance sheet arrangements consisted of $4.4 million in unfunded commitments to three of our portfolio companies. We maintain sufficient liquidity (through cash and borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2022 and through September 2, 2022, we invested $19.6 million in four new portfolio companies and received $9.4 million in repayments.

On August 25, 2022, our board of directors declared a distribution for the quarter ended September 30, 2022 of $0.15 per share payable on October 14, 2022 to stockholders of record as of September 23, 2022.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 91.9% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2022, a 1.00% increase in interest rates would decrease our net interest income by approximately 9.8% and a 2.00% increase in interest rates would increase our net interest income by approximately 19.9%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Investcorp Credit Management BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of June 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2022 and 2021, by correspondence with the custodian or the agents of the underlying investments or by other appropriate auditing procedures where replies from the custodian or agents were not received . Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments

As of June 30, 2022, the fair value of the Company’s investments classified as Level 3 investments was approximately $233.7 million. As discussed in Notes 2 and 4 in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and equity of private and thinly-traded U.S. middle-market companies. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing non-binding broker or dealer consensus pricing and/or quotes, a market approach, an income approach, or a combination of a market and income approach, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including market yields, EBITDA multiples, revenue multiples, broker quotes, and expected recovery analysis.

We identified the valuation of Level 3 investments as a critical audit matter given the Company uses significant subjective judgments to estimate the fair value of such investments. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs increased audit effort and included the use of a valuation specialist.

Our audit procedures related to the valuation techniques, unobservable inputs and assumptions used by management to estimate the fair value of Level 3 investments, included the following, among others:

•

We obtained the valuation summary reports from the Company and judgmentally tested the source information used to determine the valuation input and the mathematical accuracy of the calculation used to compute the input.

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

•

We evaluated the reasonableness of the related significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods by comparing these inputs to external sources, including, but not limited to:

¡

Historical operating results of the investment as obtained from the Company and, in certain instances, from the underlying investment entity, among other sources, the financial statements and the valuation committee materials of the investment.

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

•

On a test basis we evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date. We took into consideration changes in market or investment specific factors, where available.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 13, 2022

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2022	June 30, 2021
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $254,172,763 and $268,225,819, respectively)	$223,037,183	$234,559,549
Affiliated investments, at fair value (amortized cost of $23,395,242 and $29,571,937, respectively)	10,646,803	11,296,071

Total investments, at fair value (amortized cost of $277,568,005 and $297,797,756, respectively)	233,683,986	245,855,620
Cash	2,550,021	5,845,249
Cash, restricted	6,605,056	6,759,954
Receivable for investments sold	835,043	5,875,293
Interest receivable	2,298,443	2,501,591
Payment-in-kind interest receivable	2,137	41,747
Other receivables	—	427,208
Prepaid expenses and other assets	410,401	376,197

Total Assets	$246,385,087	$267,682,859

Liabilities
Notes payable:
Term loan	$—	$102,000,000
Revolving credit facility	84,000,000	—
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,913,889)	(1,235,000)
Unamortized discount	(266,663)	(337,773)

Notes payable, net	146,819,448	165,427,227
Payable for investments purchased	246,984	—
Dividend payable	2,157,872	2,088,265
Income-based incentive fees payable	182,095	647,885
Base management fees payable	1,054,063	1,070,580
Interest payable	1,574,356	949,360
Directors’ fees payable	20,780	28,859
Accrued expenses and other liabilities	820,097	1,114,834

Total Liabilities	152,875,695	171,327,010

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized, 14,385,810 and 13,921,767 shares issued and outstanding, respectively)	14,386	13,922
Additional paid-in capital	203,590,126	200,657,892
Distributable earnings (loss)	(110,095,120)	(104,315,965)

Total Net Assets	93,509,392	96,355,849

Total Liabilities and Net Assets	$246,385,087	$267,682,859

Net Asset Value Per Share	$6.50	$6.92

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended June 30
	2022	2021	2020
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$22,641,798	$22,716,304	$28,485,264
Affiliated investments	29,813	97,293	—

Total interest income	22,671,611	22,813,597	28,485,264

Payment in-kind interest income
Non-controlled, non-affiliated investments	385,672	2,334,246	1,959,679
Affiliated investments	208,470	155,780	2,669,354

Total payment-in-kind interest income	594,142	2,490,026	4,629,033
Dividend income	296,126	—	—
Other fee income
Non-controlled, non-affiliated investments	868,727	1,383,850	1,346,307
Affiliated investments	759	1,502	—

Total other fee income	869,486	1,385,352	1,346,307

Total investment income	24,431,365	26,688,975	34,460,604

Expenses:
Interest expense	6,633,587	7,359,079	9,535,751
Base management fees	4,594,588	4,716,233	5,385,814
Income-based incentive fees	(348,670)	—	832,472
Provision for tax expense	270,618	268,992	144,709
Professional fees	1,302,513	1,514,186	1,530,314
Allocation of administrative costs from Adviser	1,247,205	1,397,069	1,402,422
Amortization of deferred debt issuance costs	621,111	1,107,497	135,262
Amortization of original issue discount – 2026 Notes	71,110	17,777	—
Insurance expense	512,347	454,324	375,753
Directors’ fees	302,500	312,500	270,000
Custodian and administrator fees	334,214	333,168	373,034
Offering expense	—	—	433,089
Other expenses	446,330	473,385	483,488

Total expenses	15,987,453	17,954,210	20,902,108
Waiver of base management fees	(480,032)	(366,951)	(269,815)
Waiver of income-based incentive fees	—	—	(336,971)

Net expenses	15,507,421	17,587,259	20,295,322

Net investment income	8,923,944	9,101,716	14,165,282
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(6,198,762)	(5,776,334)	(7,632,194)
Affiliated investments	(8,196,669)	—	—

Net realized loss from investments	(14,395,431)	(5,776,334)	(7,632,194)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	2,898,538	525,501	(23,533,655)
Affiliated investments	5,159,579	(6,164,708)	(7,655,908)

Net change in unrealized appreciation (depreciation) on investments	8,058,117	(5,639,207)	(31,189,563)

Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(6,337,314)	(11,415,541)	(38,821,757)

Net increase (decrease) in net assets resulting from operations	$2,586,630	$(2,313,825)	$(24,656,475)

Basic and diluted:
Net investment income per share	$0.62	$0.65	$1.03
Earnings per share	$0.18	$(0.17)	$(1.79)
Weighted average shares of common stock outstanding	14,304,641	13,908,612	13,741,743
Distributions paid per common share	$0.60	$0.69	$0.93

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the years ended June 30,
	2022	2021	2020
Net assets at beginning of year	$96,355,849	$108,124,995	$143,083,890

Increase (decrease) in net assets resulting from operations:
Net investment income	8,923,944	9,101,716	14,165,282
Net realized gain/(loss) on investments	(14,395,431)	(5,776,334)	(7,632,194)
Net change in unrealized appreciation (depreciation) on investments	8,058,117	(5,639,207)	(31,189,563)

Net increase (decrease) in net assets resulting from operations	2,586,630	(2,313,825)	(24,656,475)

Stockholder distributions:
Distributions from net investment income	(8,630,756)	(9,597,248)	(12,810,438)
Distributions from capital gains	—	—	—

Net decrease in net assets resulting from stockholder distributions	(8,630,756)	(9,597,248)	(12,810,438)

Capital transactions:
Issuance of common shares (453,985, 0 and 227,000, respectively)	3,141,576	—	2,308,590
Reinvestments of stockholder distributions	56,093	141,927	195,028
Other paid in capital	—	—	4,400

Net increase (decrease) in net assets resulting from capital transactions	3,197,669	141,927	2,508,018

Net increase (decrease) in net assets	(2,846,457)	(11,769,146)	(34,958,895)

Net assets at end of year	$93,509,392	$96,355,849	$108,124,995

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,586,630	$(2,313,825)	$(24,656,475)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(144,746,910)	(89,092,452)	(101,884,993)
Payment in-kind interest	(633,752)	(2,973,330)	(4,114,390)
Sales and repayments of investments	153,877,788	108,183,417	105,678,135
Net realized (gain) loss on investments	14,395,431	5,776,334	7,632,194
Net change in unrealized appreciation/depreciation on investments	(8,058,117)	5,639,207	31,189,563
Amortization of discount/premium on investments	(2,662,806)	(2,767,087)	(2,731,225)
Amortization of deferred debt issuance costs	621,111	1,107,497	135,262
Amortization of original issue discount	71,110	17,777	—

Net (increase) decrease in operating assets:
Interest receivable	203,148	(199,950)	788,998
Payment-in-kind interest receivable	39,610	472,896	(514,643)
Receivable for investments sold	5,040,250	(4,298,563)	(756,398)
Other receivables	427,208	708,355	(1,135,563)
Prepaid expenses and other assets	(34,204)	(25,536)	(122,737)

Net increase (decrease) in operating liabilities:
Payable for investments purchased	246,984	—	(22,276,343)
Interest payable	624,996	(51,092)	276,230
Accrued provision for income taxes	—	—	(13,778)
Directors fees payable	(8,079)	4,300	(70,681)
Accrued expenses and other liabilities	(294,737)	206,927	667,710
Base management fees payable	(16,517)	(126,357)	1,196,937
Income-based incentive fees payable	(465,790)	(59,911)	161,805

Net cash (used in) provided by operating activities	21,213,354	20,208,607	(10,550,392)

Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,300,000)	(1,300,000)	(214,497)
Deferred offering costs	—	—	121,922
Issuance of common shares	3,141,576	—	2,308,590
Distributions to stockholders	(8,505,056)	(9,866,416)	(13,520,973)
Other paid-in capital	—	—	4,400
Repayments of Term loan	(102,000,000)	—	(20,000,000)
Proceeds from 2023 Notes	—	—	16,875,000
Proceeds from 2026 Notes, net	—	64,644,450	—
Repayments of 2023 Notes	—	(51,375,000)	—
Proceeds from borrowing on revolving financing facility	182,835,346	—	38,020,881
Repayments of borrowing on revolving financing facility	(98,835,346)	(30,000,000)	(19,047,551)

Net cash (used in) provided by financing activities	(24,663,480)	(27,896,966)	4,547,772

Net change in cash	(3,450,126)	(7,688,359)	(6,002,620)

See notes to consolidated financial statements.

	For the years ended June 30,
	2022	2021	2020

Cash:
Cash and restricted cash at beginning of year	12,605,203	20,293,562	26,296,182

Cash and restricted cash at end of year	$9,155,077	$12,605,203	$20,293,562

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$6,008,590	$7,765,722	$9,259,523
Cash paid for taxes	$270,618	$268,992	$158,488
Issuance of shares pursuant to Dividend Reinvestment Plan	$56,093	$141,927	$195,028
Non-cash purchase of investments	$(2,903,400)	$(10,401,686)	$(26,043,112)
Non-cash sale of investments	$2,903,400	$10,401,686	$26,043,112

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.	Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,179,426	$1,179,426	$1,161,735	1.24%
Advanced Solutions International(10)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,125,000	7,017,289	7,053,750	7.54%
Agrofresh Inc.(10)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,194,422	5,210,912	5,155,464	5.51%
AHF Parent Holding, Inc.(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,968,750	4,931,102	4,720,312	5.05%
ALCV Purchaser, Inc.(10)	Specialty Retail	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	6,000,000	5,928,416	5,940,000	6.35%
Altern Marketing, LLC(10)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	10,380,373	10,294,072	10,224,667	10.94%
American Nuts Holdings, LLC(10)	Food & Staples Retailing	3M S + 6.75% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,981	3,960,000	4.23%
American Nuts Holdings, LLC(10)	Food & Staples Retailing	3M S + 8.75% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,901	3,960,000	4.23%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver(4)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	1,530,515	1,512,691	459,155	0.49%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	8,372,778	8,140,989	—	0.00%
Arborworks Acquisition LLC(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	7,953,416	7,881,743	7,595,512	8.12%
Arborworks Acquisition LLC – Revolver(4)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	745,342	745,342	711,801	0.76%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	11,608,000	11,392,042	11,375,840	12.17%
Bioplan USA, Inc.(3)	Containers & Packaging	3M L + 7.25% 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,476,675	7,370,621	7,247,557	7.75%
CareerBuilder, LLC(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	7,963,073	6,272,610	6.71%
Cook & Boardman Group, LLC(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,647,995	9,594,060	9,165,596	9.80%
Crafty Apes, LLC(10)	Entertainment	1M S + 8.25% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,932,448	7,920,000	8.47%
DSG Entertainment Services, Inc.(5)(6)(7)(9)	Entertainment	P + 6.50% (2.00% Floor)	6/29/2018	6/30/2021	797,857	799,037	34,388	0.04%
Easy Way Leisure Corporation(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,955,054	7,861,014	7,955,053	8.51%
Empire Office Inc.(10)	Distributors	1M L + 6.50% (1.50% Floor)	3/28/2019	4/12/2024	12,487,734	12,337,737	12,300,418	13.16%
Fusion Connect, Inc. – 2022 Term Loan	IT Services	6M L + 7.50% (1.00% Floor)	1/12/2022	1/18/2027	6,965,000	6,771,109	6,764,756	7.23%
Horus Infrastructure IA, LLC(10)	Energy Equipment & Services	3M L + 4.50% (0.25% Floor)	11/8/2019	10/25/2022	4,375,000	4,350,685	4,309,375	4.61%
INW Manufacturing, LLC(10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,812,500	4,691,507	4,547,812	4.86%
Klein Hersh, LLC(10)(11)	Professional Services	3M S + 8.62% (0.50% Floor)	4/21/2022	4/27/2027	9,960,999	9,816,901	9,811,584	10.50%
LaserAway Intermediate Holdings II, LLC(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	6,965,000	6,872,917	6,721,225	7.18%
LH Intermediate Corporation(10)	Household Durables	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,375,000	9,252,345	9,375,000	10.03%
Liberty Oilfield Services, LLC(5)(10)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2024	6,033,750	5,982,165	6,033,750	6.45%
NWN Parent Holdings LLC(10)	IT Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	8,688,479	8,618,616	8,406,104	8.99%
Potpourri Group, Inc.(10)	Internet & Direct Marketing Retail	6M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	10,845,627	10,789,901	10,845,627	11.60%
Retail Services WIS Corporation (10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,859,319	6,755,776	6,619,243	7.08%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
South Coast Terminals, LLC(10)	Chemicals	1M L + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	$8,987,097	$8,904,626	$8,874,758	9.49%
Work Genius Holdings, Inc(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/6/2027	10,000,000	9,901,039	9,900,000	10.59%
Xenon Arc, Inc.(10)	Trading Companies & Distributors	6M L + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	5,970,000	5,914,417	5,790,900	6.19%

Total Senior Secured First Lien Debt Investments						224,637,900	211,213,992	225.88%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(3)(6)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%

Total Senior Secured Second Lien Debt Investments						17,374,608	—	0.00%

Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock(8)	Electronic Equipment, Instruments & Components				149,918	2,171,581	74,959	0.08%
4L Technologies, Inc. Preferred Stock(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,716,825	1.84%
Advanced Solutions International Preferred Equity	Software				888,170	1,000,000	1,287,846	1.38%
Arborworks Acquisition LLC (Equity Interest)(8)	Commercial Services & Supplies				62	62,112	55,899	0.06%
Fusion Connect, Inc. – Backstop Warrants(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect, Inc. – Common Stock(8)	IT Services				2,244	101	71	0.00%
Fusion Connect, Inc – Equity Investor Warrants(8)	IT Services				1,345,747	—	—	0.00%
Fusion Connect, Inc. – Investor Warrants(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect, Inc. – Series A Preferred(3)	IT Services				52,830	5,282,952	5,282,952	5.65%
Fusion Connect, Inc. – Series B Preferred(8)	IT Services				24,365,787	1,184,505	769,959	0.82%
Investcorp Transformer Aggregator LP(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.53%
Pegasus Aggregator Holdings LP(8)	Trading Companies & Distributors				9	750,000	750,000	0.80%
Victors CCC Aggregator LP(8)	Professional Services				500,000	500,000	500,000	0.53%
Work Genius Holdings, Inc(8)	Professional Services				500	500,000	500,000	0.53%

Total Equity, Warrants and Other Investments						12,160,255	11,823,191	12.64%

Total Non-Controlled/Non-Affiliated Investments						$254,172,763	$223,037,183	238.52%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments(12)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC—Term A(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	$5,911,230	$5,911,230	$1,477,807	1.59%
1888 Industrial Services, LLC—Term C	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.72%
1888 Industrial Services, LLC—Revolver(4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	5/1/2023	2,224,607	2,224,607	556,152	0.59%
Techniplas Foreign Holdco LP (3)	Auto Components	10.00% PIK	6/19/2020	6/18/2027	665,189	665,189	931,265	1.00%

Total Senior Secured First Lien Debt Investments						9,479,846	3,644,044	3.91%

Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(8)	Energy Equipment & Services				11,881	—	—	0.00%
Techniplas Foreign Holdco LP Common Stock(8)	Auto Components				769,534	13,915,396	7,002,759	7.48%

Total Equity, Warrants and Other Investments						13,915,396	7,002,759	7.48%

Total Affiliated Investments						$23,395,242	$10,646,803	11.39%

Total Investments						$277,568,005	$233,683,986	249.91%

Liabilities in excess of other assets							(140,174,594)	(149.91)%

Net Assets							$93,509,392	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $233,683,986 at fair value and represented 248.77% of the Company’s net assets.

(2)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Refer to Note 6 for more detail on the unfunded commitments.

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 2.33% of the Company’s total assets, at fair value.

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

(11)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 7.50% (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

(12)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of June 30, 2022, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the year ended June 30, 2022 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2021 Value	Gross Additions(b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,433,509	$177,192	$—	$—	$(132,894)	$1,477,807	$176,237
	Senior Secured First Lien Term Loan B (3M LIBOR + 8.00% PIK)	—	—	—	(8,196,669)	8,196,669	—	—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	—	—	—	678,820	30,907
	Revolver (3M LIBOR + 5.00%)	489,591	297,029	(30,787)	—	(199,681)	556,152	(335)
	Common Equity Interest(e)	—	—	(170,691)	—	170,691	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	1,267,418	63,376	—		(399,529)	931,265	32,233
	Common Stock(e)	7,426,733	1,683,855			(2,107,829)	7,002,759	—

		$11,296,071	$2,221,452	$(201,478)	$(8,196,669)	$5,527,427	$10,646,803	$239,042

(a)	The fair value of all investments were determined using significant unobservable inputs.

(b)	Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(e)	Investment is non-income producing.

1M L — 1-month LIBOR (1.79% as of June 30, 2022)

3M L — 3-month LIBOR (2.29% as of June 30, 2022)

6M L — 6-month LIBOR (2.94% as of June 30, 2022)

PRIME — 4.75% as of June 30, 2022

PIK — Payment-In-Kind

1M S — 1-month SOFR (1.69% as of June 30, 2022)

3M S — 3-month SOFR (2.12% as of June 30, 2022)

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC –Term A(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	$5,734,038	$5,734,038	$1,433,509	1.49%
1888 Industrial Services, LLC –Term B(8)(9)	Energy Equipment & Services	3M L + 8.00% PIK (1.00% Floor)	9/30/2016	9/30/2021	13,970,775	8,196,669	—	0.00%
1888 Industrial Services, LLC –Term C(8)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	6/25/2019	9/30/2021	678,820	678,820	678,820	0.70%
1888 Industrial Services, LLC – Revolver(4)(8)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	9/30/2021	1,958,365	1,958,365	489,591	0.51%
4L Technologies Inc	Technology Hardware, Storage & Peripheral	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	1,214,144	1,214,144	1,174,684	1.22%
Adaptive Spectrum and Signal Alignment	Software	3M L + 11.50% (1.50% Floor)	12/2/2020	11/28/2025	7,462,500	7,258,253	7,462,500	7.74%
Advanced Solutions International	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	4,906,250	4,820,791	4,857,188	5.04%
ALCV Purchaser, Inc.	Automobiles	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	8,000,000	7,883,386	7,960,000	8.26%
Altern Marketing, LLC –Revolver(4)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	—	—	—	0.00%
Altern Marketing, LLC	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	6,321,268	6,237,489	6,321,268	6.56%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(9)	Diversified Telecommunication Services	6M L + 6.50% PIK (1.00% Floor)	5/6/2016	6/8/2023	10,109,396	9,861,147	1,516,409	1.57%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	13,200,000	12,923,843	13,002,000	13.49%
Bioplan USA, Inc.	Containers & Packaging	3M L + 7.25% + 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	13,518,970	10,682,988	12,572,642	13.05%
CareerBuilder, LLC	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,055,771	7,961,390	8.26%
CB URS Holdings Corporation	Road & Rail	6M L + 5.75% (1.00% Floor)	7/31/2019	9/1/2024	4,683,372	4,647,348	4,355,536	4.52%
Cook & Boardman Group LLC	Distributors	6M L + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,750,274	9,682,384	9,506,516	9.87%
DSG Entertainment Services, Inc (f/k/a Deluxe Toronto Ltd.)(5)(9)	Media	1M L + 5.50% PIK (1.00% Floor)	6/29/2018	6/30/2021	1,025,811	1,027,136	193,776	0.20%
Empire Office Inc	Commercial Services & Supplies	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	10,387,734	10,260,223	9,764,470	10.13%
FR Flow Control CB LLC – Term B(6)	Trading Companies & Distributors	3M L + 5.50% (1.00% Floor)	5/10/2019	6/28/2026	4,986,882	4,910,094	4,986,882	5.18%
Fusion Connect Inc. –Exit Term Loan	Internet Software & Services	3M L + 9.50% (2.00% Floor)	12/11/2019	1/14/2025	3,368,184	3,317,190	3,368,184	3.50%
Fusion Connect Inc. –Take-Back Term Loan(10)	Internet Software & Services	3ML + 8.00% PIK (2.00% Floor)	1/14/2020	7/14/2025	5,094,644	5,094,644	2,394,483	2.49%
Galaxy Universal LLC	Textiles, Apparel & Luxury Goods	3M L + 7.00% (1.00% Floor)	3/29/2021	4/1/2026	6,982,500	6,915,581	6,912,675	7.17%
GS Operating, LLC	Trading Companies & Distributors	1M L + 6.50% (1.50% Floor)	2/24/2020	2/24/2025	8,729,768	8,594,738	8,729,768	9.06%
Horus Infrastructure IA LLC	Energy Equipment & Services	3M L + 4.25%	11/8/2019	10/25/2022	4,625,000	4,400,035	4,393,750	4.56%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments continued
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2021

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(7)(8)	Energy Equipment & Services				18,708	$170,691	$—	0.00%
4L Technologies Inc Common Stock(7)	Technology Hardware, Storage & Peripherals				149,918	2,171,581	25,486	0.03%
4L Technologies Inc Preferred Stock(7)	Technology Hardware, Storage & Peripherals				2,289	209,004	743,957	0.77%
Advanced Solutions International Preferred Equity(7)	Software				888,170	1,000,000	1,065,804	1.10%
Fusion Connect Inc. Common Stock(7)	Internet Software & Services				22	306	—	0.00%
Fusion Connect Inc. (Warrants)(7)	Internet Software & Services				202,171	2,814,455	2,022	0.00%
Techniplas Foreign Holdco LP Common Stock(7)(8)	Auto Components				540,126	12,231,541	7,426,733	7.71%

Total Equity, Warrants and Other Investments					1,801,404	18,597,578	9,264,002	9.61%

Total					$293,157,204	$297,797,756	$245,855,620	255.15%

Liabilities in excess other assets							(149,499,771)	(155.15)%

Net Assets							$96,355,849	100.00%

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

(8)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities. Total affiliated companies equaled $29,571,937 at cost and $11,296,071 at fair value.

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

June 30, 2022

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction,

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 1. Organization – (continued)

on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the “Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement, dated February 5, 2014, between the Company and the Adviser (the “Prior Advisory Agreement”) and the Company’s prior administration agreement (the “Prior Administration Agreement”), respectively. In addition, on August 30, 2019, the Company changed its name to Investcorp Credit Management BDC, Inc.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2022, 2021 and 2020, the Company had no taxable subsidiaries.

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

The Company reclassified prior period affiliate information in the accompanying consolidated balance sheet and income statements to conform to its current period presentation. These reclassifications had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A and Revolver, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) First and Second lien loans and Revolver, which collectively represented 1.1% of the Company’s portfolio at fair value. As of June 30, 2021, the Company had four loans on non-accrual status, 1888 Industrial Services, LLC – Term B, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) first and second lien loans, and one loan on partial non-accrual status, Fusion Connect Inc. – Take-Back Term Loan, which collectively represented 1.7% of the Company’s portfolio at fair value. Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment, and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the years ended June 30, 2022, June 30, 2021 and June 30, 2020, $1,256,008, $1,200,550 and $1,030,405 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

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

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $594,142, $2,490,026 and $4,629,033 during the years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the years ended June 30, 2022, June 30, 2021 and June 30, 2020.

c. Paid In Capital

The Company records the proceeds from the sale of its common stock to common stock and additional paid-in capital, net of commissions and marketing support fees.

d. Net Increase (Decrease) in Net Assets Resulting from Operations per Share

The net increase (decrease) in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2022 or June 30, 2021.

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

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Company’s board of directors, are consistently applied across all investments of the Company. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Our board of directors has adopted valuation policies and procedures that are intended to comply with Rule 2a-5.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company incurred excise tax expenses of $264,756, $263,703, and $134,943 for the years ended December 31, 2021, 2020 and 2019, respectively (included in the provision for tax expenses on the consolidated statement of operations).

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2022, June 30, 2021 and June 30, 2020, the Company recorded distributions of $8.6 million, $9.6 million and $12.8 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2019 through the present remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

for U.S. federal income tax purposes. During the years ended June 30, 2022, June 30, 2021 and June 30, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2022	2021	2020
Additional paid-in capital	$(264,971)	$(263,947)	$(126,635)
Distributable earnings	264,971	263,947	126,635

The tax character of all distributions paid by the Company during the years ended June 30, 2022, June 30, 2021 and June 30, 2020 were ordinary income.

At June 30, 2022, June 30, 2021 and June 30, 2020, the components of distributable earnings/(loss) on a tax basis are as follows:

	As of June 30,
	2022	2021	2020
Undistributed net investment income	$9,342,951	$8,587,905	$8,108,113
Accumulated capital gains (losses) and other	(15,703,257)	(6,846,521)	(8,897,026)
Capital loss carryover	(57,692,925)	(52,026,948)	(43,077,639)
Unrealized appreciation (depreciation)	(43,884,017)	(51,942,136)	(46,302,927)
Distributions payable	(2,157,872)	(2,088,265)	(2,499,360)

Distributable earnings (loss)	$(110,095,120)	$(104,315,965)	$(92,668,839)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2022, the Company had a net short-term capital loss carryforward of $1,844,656 and a net long-term capital loss carryforward of $55,848,269 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of June 30, 2022, the Company had a post-October short-term capital loss deferral of $126,039 and a post-October long-term capital loss deferral of $15,395,122. These losses are deemed to arise on July 1, 2022.

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

June 30, 2022

Note 2. Significant Accounting Policies – (continued)

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

As of June 30, 2022, June 30, 2021 and June 30, 2020, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

Certain items in the consolidated financial statements have been reclassified to conform to the June 30, 2022 presentation with no effect on net income.

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

June 30, 2022

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively. These purchase and sale amounts exclude derivative instruments as well as non cash restructurings.

	Year Ended June 30,
	2022	2021	2020
Investment purchases, at cost (including PIK interest)	$145,380,662	$92,065,783	$105,999,383
Investment sales and repayments	153,877,788	108,183,417	105,678,135

The composition of the Company’s investments as of June 30, 2022, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$234,117,747	84.35%	$214,858,037	91.94%
Senior Secured Second Lien Debt Investments	17,374,608	6.26	—	—
Equity, Warrants and Other Investments	26,075,650	9.39	18,825,949	8.06

Total	$277,568,005	100.00%	$233,683,986	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

The Company uses the Global Industry Classification Standard (“GICS”) codes to identify industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$26,984,194	11.55%
IT Services	21,608,522	9.25
Internet & Direct Marketing Retail	21,070,294	9.02
Household Durables	17,330,053	7.42
Trading Companies & Distributors	15,706,496	6.72
Commercial Services & Supplies	15,482,455	6.62
Chemicals	14,030,222	6.00
Energy Equipment & Services	13,055,904	5.59
Distributors	12,300,418	5.26
Consumer Finance	11,375,840	4.87
Software	8,800,751	3.77
Entertainment	7,954,388	3.40
Auto Components	7,934,024	3.39
Food & Staples Retailing	7,920,000	3.39
Containers & Packaging	7,247,557	3.10
Diversified Consumer Services	6,721,225	2.88
Specialty Retail	5,940,000	2.54
Building Products	4,720,312	2.02
Food Products	4,547,812	1.95
Electronic Equipment, Instruments & Components	2,953,519	1.26

Total	$233,683,986	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 4. Investments – (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,970,690	10.56%
Energy Equipment & Services	20,415,620	8.30
Containers & Packaging	18,699,796	7.61
Construction & Engineering	16,069,570	6.54
Commercial Services & Supplies	14,739,470	6.00
Trading Companies & Distributors	13,716,650	5.58
Software	13,385,491	5.44
Consumer Finance	13,002,000	5.29
Retail	11,518,645	4.69
Home Improvement Retail	9,717,000	3.95
Distributors	9,506,517	3.87
Airlines	9,176,185	3.73
Auto Components	8,694,150	3.54
IT Consulting & Other Services	8,689,919	3.53
Automobiles	7,960,000	3.24
Real Estate Management & Development	7,890,000	3.21
Textiles, Apparel & Luxury Goods	6,912,675	2.81
Internet & Direct Marketing Retail	6,321,268	2.57
Internet Software & Services	5,764,688	2.34
Construction Materials	4,875,750	1.98
Personal Products	4,819,687	1.96
Road & Rail	4,355,536	1.77
Technology Hardware, Storage & Peripherals	1,944,128	0.79
Diversified Telecommunication Services	1,516,409	0.62
Media	193,776	0.08

Total	$245,855,620	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

	Fair Value	Percentage Total Portfolio
U.S. Northeast	$105,824,484	45.29%
U.S. West	48,352,026	20.69
U.S. Midwest	31,898,956	13.65
U.S. Mid-Atlantic	17,507,192	7.49
U.S. Southwest	15,685,215	6.71
U.S. Southeast	14,381,725	6.16
International	34,388	0.01

Total	$233,683,986	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the year ended June 30, 2022, the Company made investments in new and existing portfolio companies of approximately $81.2 million and $55.9 million, respectively, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2022, the Company made investments of $7.6 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

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

At June 30, 2022 and June 30, 2021, the Company held no derivative contracts.

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

June 30, 2022

Note 4. Investments – (continued)

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$214,858,036	$214,858,036
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	18,825,950	18,825,950

Total Investments	$—	$—	$233,683,986	$233,683,986

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Balance as of June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	136,101,744	—	—	9,278,918	145,380,662
Sales	(145,707,097)	(8,000,000)	—	(170,691)	(153,877,788)
Amortization	2,598,931	63,875	—	—	2,662,806
Net realized (losses)	(11,580,771)	—	—	(2,814,660)	(14,395,431)
Transfers in	—	—	—	1,184,506	1,184,506
Transfers out	(1,184,506)	—	—	—	(1,184,506)
Net change in unrealized appreciation (depreciation)	4,278,117	1,696,125	—	2,083,875	8,058,117

Balance as of June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986

Change in unrealized appreciation (depreciation) relating to assets and liabilities still held as of June 30, 2022	$(6,326,622)	$—	$—	$2,083,876	$(4,242,746)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

During the year ended June 30, 2022, $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the year ended June 30, 2022 and June 30, 2021, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2022 and June 30, 2021. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 4. Investments – (continued)

intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$164,896,036	Yield Analysis	Market Yields	10.8%		8.0% – 24.6%
Senior Secured First Lien Debt Investment	7,203,875	Market Comparable Approach	EBITDA Multiple	6.7	x	4.4x – 7.0x
Senior Secured First Lien Debt Investments	2,712,779	Market Comparable Approach	Revenue Multiple	0.4x		0.3x – 0.4x
Senior Secured First Lien Debt Investments	39,551,804	Recent Transaction	Recent Transaction	N/A		N/A
Senior Secured First Lien Debt Investments	493,542	Recovery Analysis	Recovery Amount	N/A		N/A
Equity, Warrants and Other Investments	17,825,950	Market Comparable Approach	EBITDA Multiple	6.6x		4.2x – 12.3x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.4x		0.3x – 0.4x
Equity, Warrants and Other Investments	1,000,000	Recent Transaction	Recent Transaction	N/A		N/A

	Fair Value as of June 30, 2021	Valuation Methodology	Unobservable Input(s)	Weighted Average		Range
Senior Secured First Lien Debt Investments	$177,454,031	Yield Analysis	Market Yields	9.5%		6.1% – 23.3%
Senior Secured First Lien Debt Investment	7,780,230	Market Comparable Approach	EBITDA Multiple	3.2	x	0.0x – 6.2x
Senior Secured First Lien Debt Investments	44,923,581	Recent Transaction	Recent Transaction	N/A		N/A
Senior Secured First Lien Debt Investments	193,776	Recovery Analysis	Recovery Amount	N/A		N/A
Senior Secured Second Lien Debt Investments	6,240,000	Recovery Analysis	Recovery Amount	N/A		N/A
Equity, Warrants and Other Investments	8,520,044	Market Comparable Approach	EBITDA Multiple	6.9x		3.6x – 11.7x
Equity, Warrants and Other Investments	743,958	Broker Quoted	Broker Quoted	N/A		N/A

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

June 30, 2022

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

As of June 30, 2022, and June 30, 2021, there were $0 million and $102.0 million in borrowings outstanding under the Term Financing, respectively.

On November 20, 2017, as subsequently amended, the Company entered into a $50 million revolving financing facility with UBS, which was subsequently amended on June 21, 2019 to reduce the size of the facility to $30.0 million and extend the maturity date (as amended, the “Revolving Financing”). On September 30, 2020, the Company amended the Revolving Financing to reduce the size of the Revolving Financing to $20.0 million and extend the maturity date to December 5, 2021. Borrowings under the Revolving Financing generally bore interest at a rate per annum equal to one-month LIBOR plus 3.15%. The Company paid a fee on any undrawn amounts of 0.75% per annum. Any amounts borrowed under the Revolving Financing would mature, and all accrued and unpaid interest was due and payable, on the same day as the Term Financing, which was December 5, 2021. On November 19, 2021, the Company satisfied all obligations under the Revolving Financing and the agreement was terminated.

As of June 30, 2022 and June 30, 2021, there were no borrowings outstanding under the Revolving Financing.

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

Borrowings under the Capital One Revolving Financing will generally bear interest at a rate per annum equal to LIBOR plus 2.35%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2022 and June 30, 2021, there were $84.0 million and $0 million borrowings outstanding under the Capital One Revolving Financing.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 5. Borrowings – (continued)

Restricted cash (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of June 30, 2022, SPV LLC had a notional amount of $188.6 million, which included $183.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.6 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2021, SPV and LLC had a notional amount of $175.8 million in assets with a fair value of $169.6 million, no accrued interest receivable and $6.2 million in cash held by the trustee of the Term Financing. For the year ended June 30, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $101.4 million and 3.03%, respectively. For the year ended June 30, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $108.8 million and 3.48%, respectively.

The fair value of the Company’s borrowing is estimated based on the rate at which similar facilities would be priced. At June 30, 2022 and June 30, 2021, the fair value of the Company’s total borrowings was estimated at $84.0 million under the Capital One Revolving Financing and $102.0 million under the Term Financing, respectively, which the Company concluded was a Level 3 fair value.

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

June 30, 2022

Note 5. Borrowings – (continued)

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

On March 31, 2021, the Company closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds received by the Company from the sale of the 2026 Notes, after deducting the underwriting discount and commissions of $1.3 million and estimated offering expenses of approximately $215,000 payable by the Company, were approximately $63.1 million.

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

As of June 30, 2022, the carrying amount of the 2026 Notes was $64.7 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.11%. As of June 30, 2022, the fair value of the 2026 Notes was $62.1 million. The Company concluded that this was Level 3 fair value under ASC 820.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 5. Borrowings – (continued)

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2023	$—
2024	—
2025	—
2026	149,000,000

Total long-term debt	$149,000,000

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

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2021	September 23, 2021	September 24, 2021	October 14, 2021	$0.1500	1st 2022
November 3, 2021	December 9, 2021	December 10, 2021	January 4, 2022	$0.1500	2nd 2022
February 3, 2022	March 10, 2022	March 11, 2022	March 31, 2022	$0.1500	3rd 2022
May 5, 2022	June 16, 2022	June 17, 2022	July 8, 2022	$0.1500	4th 2022

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 6. Indemnification, Guarantees, Commitments and Contingencies – (continued)

The following table details the Company’s unfunded commitments as of June 30, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$327,817	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
American Teleconferencing Services, Ltd. – Revolver	206,103	—	0.50%	6/8/23
Arborworks Acquisition LLC – Revolver	1,118,012	—	0.50%	11/9/26
Empire Office Inc. – Delayed Draw	3,448,276	—	0.75%	4/12/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/7/26
South Coast Terminals, LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc. – Delayed Draw	3,000,000	—	0.50%	12/17/27

Total Unfunded Commitments	$13,899,529	$—

The following table details the Company’s unfunded commitments as of June 30, 2021:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$594,059	$—	0.50%	9/30/21
Altern Marketing, LLC	2,631,579	—	0.50%	10/7/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/5/26

Total Unfunded Commitments	$4,425,638	$—

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

For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived. As of June 30, 2022, $1,054,063 of such fees were payable. For the year ended June 30, 2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived. As of June 30, 2021, $1,070,580 of such fees were payable. For the year ended June 30, 2020, $5,385,814 in Base Management Fees were earned by the Adviser, of which $269,815 was waived. As of June 30, 2020, $1,196,937 of such fees were payable.

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

June 30, 2022

Note 7. Agreements and Related Party Transactions – (continued)

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

For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2021, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2021, $647,885 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 7. Agreements and Related Party Transactions – (continued)

the year ended June 30, 2020, the Company incurred $832,472 of incentive fees related to Pre-Incentive Fee Net Investment Income, of which $336,971 was waived. As of June 30, 2020, $707,796 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

As of June 30, 2022, June 30, 2021 and June 30, 2020, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 7. Agreements and Related Party Transactions – (continued)

services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $1,247,205, $1,397,069, and $1,402,422 under the Administration Agreement for the years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2022, June 30, 2021 and June 30, 2020, the Company recorded no accrued expenses and other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

June 30, 2022

Note 7. Agreements and Related Party Transactions – (continued)

Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Directors Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended June 30, 2022, June 30, 2021 and June 30, 2020, the Company recorded directors’ fees of $302,500, $312,500, and $270,000, respectively. As of June 30, 2022 and June 30, 2021, the Company recorded directors’ fees payable of $20,780 and $28,859, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share
	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Net increase (decrease) in net assets resulting from operations	$2,586,630	$(2,313,825)	$(24,656,475)
Weighted average shares of common stock outstanding	14,304,641	13,908,612	13,741,743
Basic/diluted net increase (decrease) in net assets from operations per share	$0.18	$(0.17)	$(1.79)

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

June 30, 2022

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500

#	Special distribution
*	Supplemental distribution

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 10. Distributions – (continued)

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the years ended June 30, 2022, June 30, 2021 and June 30, 2020:

	Year ended June 30,
	2022		2021		2020
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$8,630,756	100%	$9,597,248	100%	$12,810,438	100%
Long-term capital gains	—	—	—	—	—	—

Total	$8,630,756	100%	$9,597,248	100%	$12,810,438	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the years ended June 30, 2022, June 30, 2021 and June 30, 2020:

	Year ended June 30,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of year	13,921,767	$202,592,833	13,885,335	$202,450,906	13,619,690	$199,947,288
Issuance of common shares	453,985	3,141,576	—	—	227,000	2,308,590
Reinvestments of stockholder distributions	10,058	56,093	36,432	141,927	38,645	195,028
Retirement of repurchased shares	—	—	—	—	—	—

Balance at end of year	14,385,810	$205,790,502	13,921,767	$202,592,833	13,885,335	$202,450,906

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for Investcorp Credit Management BDC, Inc.:

	For the year ended June 30, 2022	For the year ended June 30, 2021	For the year ended June 30, 2020	For the year ended June 30, 2019(7)	For the year ended June 30, 2018(7)
Per Share Data:(1)
Net asset value, beginning of year	$6.92	$7.79	$10.51	$12.57	$12.41
Net investment income	0.62	0.65	1.03	0.99	1.39
Net realized and unrealized gains (losses)	(0.44)	(0.82)	(2.82)	(2.06)	(0.24)

Net increase (decrease) in net assets resulting from operations	0.18	(0.17)	(1.79)	(1.07)	1.15

Capital transactions(2)
Share repurchases	0.00	0.00	0.00	0.01	0.01
Dividends from net investment income	(0.60)	(0.70)	(0.93)	(1.00)	(1.00)
Distributions from net realized gains	—	—	—	—	—

Net decrease in net assets resulting from capital transactions	(0.60)	(0.69)	(0.93)	(0.99)	(0.99)
Offering costs	—	—	—	—	—

Net asset value, end of year	$6.50	$6.92	$7.79	$10.51	$12.57

Market value per share, end of year	$4.24	$5.40	$3.49	$7.61	$8.90
Total return based on market value(3)(4)	(11.29)%	80.93%	(43.32)%	(1.49)%	0.01%
Shares outstanding at end of year	14,385,810	13,921,767	13,885,335	13,619,690	13,649,504

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 12. Financial Highlights – (continued)

	For the year ended June 30, 2022	For the year ended June 30, 2021	For the year ended June 30, 2020	For the year ended June 30, 2019(7)	For the year ended June 30, 2018(7)

Ratio/Supplemental Data:
Net assets, at end of year	$93,509,392	$96,355,849	$108,124,995	$143,083,980	$171,522,666
Ratio of total expenses to average net assets(5)	16.15%	16.93%	16.02%	13.58%	13.06%
Ratio of net expenses to average net assets(5)	15.67%	16.58%	15.56%	13.26%	12.76%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	7.33%	6.96%	7.41%	6.13%	4.10%
Ratio of net investment income before fee waiver to average net assets(5)	9.50%	8.93%	10.39%	8.26%	11.40%
Ratio of net investment income after fee waiver to average net assets(5)	9.02%	8.58%	10.86%	8.58%	11.10%
Total Borrowings	$149,000,000	$167,000,000	$183,375,000	$167,529,670	$119,823,000
Asset Coverage Ratio(6)	1.63	1.58	1.59	1.85	2.43
Portfolio Turnover Rate(4)	58%	35%	33%	51%	52%

*	Net asset value at beginning of period reflects the deduction of the sales load of $0.25 per share paid by the stockholder from the $15.00 offering price.
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

(7)	Not covered by the current year’s audit report.

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

June 30, 2022

Note 12. Financial Highlights – (continued)

The ratios to average stockholders’ capital are calculated based on the monthly average stockholders’ capital during the period. Credit facility related expenses include interest expense and amortization of deferred debt issuance costs.

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the years ended June 30, 2022, June 30, 2021 and June 30, 2020:

	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Loan Amendment/Consent Fee	$869,486	$1,385,352	$1,346,307

Other Fee Income	$869,486	$1,385,352	$1,346,307

Note 14. Tax Information

As of June 30, 2022, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$277,568,005

Gross unrealized appreciation	2,879,273
Gross unrealized depreciation	(46,763,292)

Net unrealized investment depreciation	$(43,884,019)

As of June 30, 2021, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$297,797,756

Gross unrealized appreciation	4,564,018
Gross unrealized depreciation	(56,506,154)

Net unrealized investment depreciation	$(51,942,136)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

Note 15. Selected Quarterly Financial Data (unaudited)

	For the Quarter Ended June 30, 2022	For the Quarter Ended March 31, 2022	For the Quarter Ended December 31, 2021	For the Quarter Ended September 30, 2021
Total Investment Income	$5,821,371	$5,916,414	$6,210,278	$6,483,302
Total Investment Income per Common Share	0.40	0.41	0.43	0.46
Net Investment Income	2,497,026	1,796,551	2,102,527	2,527,840
Net Investment Income per Common Share	0.17	0.12	0.15	0.18
Net Realized and Unrealized Gain (Loss)	(6,583,662)	(1,859,632)	1,347,372	758,608
Net Realized and Unrealized Gain (Loss) per Common Share	(0.46)	(0.13)	0.15	0.05
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	(4,086,636)	(63,081)	3,449,899	3,286,448
Basic and Diluted Earnings per Common Share	(0.28)	(0.00)	0.24	0.23
Net Asset Value per Common Share at End of Quarter	6.50	6.93	7.09	7.00

	For the Quarter Ended June 30, 2021	For the Quarter Ended March 31, 2021	For the Quarter Ended December 31, 2020	For the Quarter Ended September 30, 2020
Total Investment Income	$6,619,941	$6,010,287	$7,087,766	$6,970,981
Total Investment Income per Common Share	0.48	0.43	0.51	0.50
Net Investment Income	1,516,564	1,820,621	3,018,038	2,746,493
Net Investment Income per Common Share	0.11	0.13	0.22	0.20
Net Realized and Unrealized Gain (Loss)	(13,408,848)	1,877,715	59,768	55,824
Net Realized and Unrealized Gain (Loss) per Common Share	(0.96)	0.13	0.00	0.00
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	(11,892,284)	3,698,336	3,077,806	2,802,317
Basic and Diluted Earnings per Common Share	(0.85)	0.27	0.22	0.20
Net Asset Value per Common Share at End of Quarter	6.92	7.93	7.84	7.81

(1)

During the quarter ended June 30, 2022, the Company recorded a net realized and unrealized depreciation of $6.6 million, primarily due to a decrease in fair value of our investments in Techniplas Foreign Holdco LP Common Stock and Bioplan USA, Inc.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2022 and through September 2, 2022, the Company invested $19.6 million in four new portfolio companies and received $9.4 million in repayments.

On August 25, 2022, the Company’s board of directors declared a distribution for the quarter ended September 30, 2022 of $0.15 per share payable on October 14, 2022 to stockholders of record as of September 23, 2022.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2022.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2022. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(4)

3.3	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(3)

4.4*	Description of Securities

4.5	Second Supplemental Indenture, dated as of March 31, 2021, between Investcorp Credit Management BDC, Inc. and U.S. Bank National Association, as trustee(11)

4.6 10.1	Form of Global Note with respect to the 4.875% Notes due 2026(11) Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)
10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)
10.3	Form of Dividend Reinvestment Plan(5)
10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between the Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.7	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(5)

10.8	Amendment Agreement by and among CM SPV Ltd., CM Investment Partners LLC and U.S. Bank, as Collateral Administrator, amending the Collateral Administration Agreement and the Collateral Management Agreement(7)

10.9	Contribution Agreement between Registrant and CM SPV Ltd.(7)

10.10	Total Return Swap Transaction Confirmation Letter Agreement between UBS and Registrant regarding the Class A-R Notes (7)
10.11	Global Master Repurchase Agreement and Annexes thereto (the “GMRA”), dated as of June 11, 2019, between UBS and Registrant(7)

10.12	Subscription Agreement with respect to the Class A-2 Notes sale, between Registrant and UBS Securities LLC, as placement agent(7)

10.13	Placement Agency Agreement, between CM SPV Ltd. and the Placement Agent(7)

10.14	Second Amended and Restated Account Control Agreement, among CM SPV Ltd. and U.S. Bank as Revolving Credit Note Agent and Trustee(7)

10.15	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.16	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.17	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

10.18	Third Amended and Restated Revolving Credit Note Agreement by and among the Company, CM SPV, UBS, and U.S. Bank, as Revolving Credit Note Agent and Trustee(10)

10.19	Eighth Supplemental Indenture with an attached Eighth Amended and Restated Indenture between CM SPV and U.S. Bank(10)

10.20	Amended Confirmation under the GMRA with respect to the Class A-1 Notes, between the Company and UBS(10)

10.21	Confirmation under the GMRA with respect to the Revolving Financing, between the Company and UBS(10)

10.22	Loan, Security and Investment Management Agreement, dated as of August 23, 2021, by and among CM Investment Partners LLC, Investcorp BDC SPV, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, hedge counterparty, swingline lender and arranger, and Wells Fargo Bank, National Association, as collateral custodian(12)

10.23	Sale and Contribution Agreement, dated as of August 23, 2021, by and between Investcorp BDC SPV, as buyer, and the Company, as seller(12)

10.24	Pledge Agreement, dated as of August 23, 2021, by and between the Company, as pledgor, in favor of Capital One, as administrative agent(12)

14.1	Code of Ethics of Registrant(1)

21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware) Investcorp Credit Management BDC SPV, LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on November 15, 2013.

(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-223999), filed on April 9, 2019.

(3)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223999), filed on July 2, 2018.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on September 3, 2019.

(5)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 (File No. 333-192370), filed on December 20, 2013.

(6)	Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed on September 6, 2017.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on June 27, 2019.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on July 1, 2019.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 10, 2020.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on October 5, 2020.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on March 31, 2021.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on August 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 13, 2022	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer

Date: September 13, 2022	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 13, 2022	/s/ Michael C. Mauer

Michael C. Mauer Chief Executive Officer

Date: September 13, 2022	/s/ Rocco DelGuercio

Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 13, 2022	/s/ Julie Persily

Julie Persily Director

Date: September 13, 2022	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: September 13, 2022	/s/ Thomas Sullivan

Thomas Sullivan Director