Form 10-Q
period 2022-09-30
Investcorp Credit Management BDC, Inc.
filed 2022-11-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 14, 2022 was 14,388,456.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2022 (Unaudited)	June 30, 2022
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $260,149,717 and $254,172,763, respectively)	$228,549,864	$223,037,183
Affiliated investments, at fair value (amortized cost of $23,590,459 and $23,395,242, respectively)	10,627,697	10,646,803

Total investments, at fair value (amortized cost of $283,740,176 and $277,568,005, respectively)	239,177,561	233,683,986
Cash	963,649	2,550,021
Cash, restricted	6,471,488	6,605,056
Receivable for investments sold	4,625,746	835,043
Interest receivable	1,931,589	2,298,443
Payment-in-kind interest receivable	16,744	2,137
Prepaid expenses and other assets	265,682	410,401

Total Assets	$253,452,459	$246,385,087

Liabilities
Notes payable:
Revolving credit facility	$89,500,000	$84,000,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,740,556)	(1,913,889)
Unamortized discount	(248,885)	(266,663)

Notes payable, net	152,510,559	146,819,448
Payable for investments purchased	25,453	246,984
Dividend payable	2,158,042	2,157,872
Income-based incentive fees payable	34,950	182,095
Base management fees payable	2,063,898	1,054,063
Interest payable	2,583,591	1,574,356
Directors’ fees payable	19,905	20,780
Accrued expenses and other liabilities	1,042,441	820,097

Total Liabilities	160,438,839	152,875,695
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,386,945 and 14,385,810 shares issued and outstanding, respectively)	14,387	14,386
Additional paid-in capital	203,594,888	203,590,126
Distributable earnings (loss)	(110,595,655)	(110,095,120)

Total Net Assets	93,013,620	93,509,392

Total Liabilities and Net Assets	$253,452,459	$246,385,087

Net Asset Value Per Share	$6.47	$6.50

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2022	2021
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$5,609,112	$5,922,896
Affiliated investments	(20,611)	80,882

Total interest income	5,588,501	6,003,778
Payment in-kind interest income
Non-controlled, non-affiliated investments	331,183	16,230
Affiliated investments	17,004	62,884

Total payment-in-kind interest income	348,187	79,114
Dividend income—Affiliated investments	—	296,126
Other fee income
Non-controlled, non-affiliated investments	361,850	103,533
Affiliated investments	—	751

Total other fee income	361,850	104,284

Total investment income	6,298,538	6,483,302
Expenses:
Interest expense	1,792,008	1,741,570
Base management fees	1,103,981	1,128,504
Income-based incentive fees	(147,145)	—
Provision for tax expense	44,330	—
Professional fees	271,781	303,789
Allocation of administrative costs from Adviser	375,900	351,700
Amortization of deferred debt issuance costs	173,333	101,111
Amortization of original issue discount—2026 Notes	17,777	17,777
Insurance expense	137,821	121,134
Directors’ fees	75,625	75,625
Custodian and administrator fees	71,688	75,332
Other expenses	139,481	155,856

Total expenses	4,056,580	4,072,398
Waiver of base management fees	(94,146)	(116,936)
Waiver of income-based incentive fees	—	—

Net expenses	3,962,434	3,955,462

Net investment income	2,336,104	2,527,840
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	—	761,463
Affiliated investments	—	—

Net realized gain (loss) from investments	—	761,463
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(464,275)	876,582
Affiliated investments	(214,322)	(879,437)

Net change in unrealized appreciation (depreciation) on investments	(678,597)	(2,855)

Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(678,597)	758,608

Net increase (decrease) in net assets resulting from operations	$1,657,507	$3,286,448

Basic and diluted:
Net investment income per share	$0.16	$0.18
Earnings per share	$0.12	$0.23
Weighted average shares of common stock outstanding	14,386,809	14,066,370
Distributions paid per common share	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2022	2021
Net assets at beginning of period	$93,509,392	$96,355,849
Net increase (decrease) in net assets resulting from operations:
Net investment income	2,336,104	2,527,840
Net realized gain (loss) from investments	—	761,463
Net change in unrealized appreciation (depreciation) on investments	(678,597)	(2,855)

Net increase (decrease) in net assets resulting from operations	1,657,507	3,286,448
Stockholder distributions:
Distributions from net investment income	(2,158,042)	(2,157,501)
Distributions from capital gains	—	—

Net decrease in net assets resulting from stockholder distributions	(2,158,042)	(2,157,501)
Capital transactions:
Issuance of common shares ($0 and $453,985, respectively)	—	3,141,576
Reinvestments of stockholder distributions	4,763	43,752

Net increase (decrease) in net assets resulting from capital transactions	4,763	3,185,328

Net increase (decrease) in net assets	(495,772)	4,314,275

Net assets at end of period	$93,013,620	$100,670,124

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,657,507	$3,286,448
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	21,814,275	(19,373,945)
Payment in-kind interest	(333,580)	(114,187)
Sales and repayments of investments	16,476,699	21,537,261
Net realized (gain) loss on investments	—	(761,463)
Net change in unrealized appreciation/depreciation on investments	678,597	2,855
Amortization of discount/premium on investments	(501,016)	(750,342)
Amortization of deferred debt issuance costs	173,333	101,111
Amortization of original issue discount	17,778	17,778
Net (increase) decrease in operating assets:
Interest receivable	366,854	369,108
Payment-in-kind interest receivable	(14,607)	35,073
Receivable for investments sold	(3,790,703)	(4,333,821)
Prepaid expenses and other assets	144,719	125,591
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(221,531)	3,003,425
Interest payable	1,009,235	859,373
Directors fees payable	(875)	(3,875)
Accrued expenses and other liabilities	222,344	(28,017)
Base management fees payable	1,009,835	(59,011)
Income-based incentive fees payable	(147,145)	—

Net cash (used in) provided by operating activities	(5,066,831)	3,913,362
Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(1,300,000)
Issuance of common shares	—	3,141,576
Distributions to stockholders	(2,153,109)	(2,044,513)
Proceeds from borrowing on revolving financing facility	19,500,000	—
Repayments of borrowing on revolving financing facility	(14,000,000)	—

Net cash (used in) provided by financing activities	3,346,891	(202,937)

Net change in cash	(1,719,940)	3,710,425
Cash:
Cash and restricted cash at beginning of year	9,155,077	12,605,203

Cash and restricted cash at end of period	$7,435,137	$16,315,628

Supplemental and non-cash financing cash flow information:
Cash paid for interest	$782,733	$882,196
Cash paid for taxes	$4,330	$—
Issuance of shares pursuant to Dividend Reinvestment Plan	$4,763	$43,752
Non-cash purchase of investments	$65,281	$(1,641,182)
Non-cash sale of investments	$(65,281)	$1,641,182

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.	Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,163,645	$1,163,645	$1,152,009	1.24%
Advanced Solutions International(10)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,031,250	6,932,126	7,031,250	7.56%
Agrofresh Inc.(10)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,180,746	5,195,662	5,141,891	5.53%
AHF Parent Holding, Inc.(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,937,500	4,901,458	4,715,313	5.07%
ALCV Purchaser, Inc.(10)	Specialty Retail	3M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,800,000	5,734,893	5,742,000	6.17%
Altern Marketing, LLC (10)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	9,860,101	9,810,916	9,761,500	10.50%
Amerequip, LLC(10)	Machinery	1M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	5,032,258	4,982,550	4,981,936	5.36%
Amerequip, LLC – Revolver(4)	Machinery	1M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	—	—	—	—%
American Nuts Holdings, LLC – Term Loan A(10)	Food & Staples Retailing	3M S + 6.75% (1.00% Floor)	4/4/2022	4/10/2026	3,989,975	3,954,232	3,950,075	4.25%
American Nuts Holdings, LLC – Term Loan B(10)	Food & Staples Retailing	3M S + 8.75% (1.00% Floor)	4/4/2022	4/10/2026	3,989,975	3,954,075	3,950,075	4.25%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) – Revolver(4)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	12/16/2022	1,524,871	1,507,047	320,223	0.34%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	12/16/2022	8,372,778	8,140,989	—	—%
Arborworks Acquisition LLC(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	7,892,857	7,825,174	7,103,571	7.64%
Arborworks Acquisition LLC – Revolver(4)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	1,242,236	1,242,236	1,118,012	1.20%
Archer Systems, LLC(10)	Professional Services	3M S + 6.50% (1.00% Floor)	8/11/2022	8/11/2027	5,730,159	5,673,977	5,672,857	6.10%
Archer Systems, LLC – Revolver(4)(10)	Professional Services	3M S + 6.50% (1.00% Floor)	8/11/2022	8/11/2027	67,857	67,857	67,179	0.07%
Barri Financial Group, LLC(10)	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	11,432,000	11,233,213	11,432,000	12.29%
Bioplan USA, Inc.(3)	Containers & Packaging	3M L + 7.25%+ 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,466,155	7,541,190	6,772,924	7.28%
CareerBuilder, LLC (10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	7,977,000	6,111,774	6.57%
Cook & Boardman Group, LLC(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,622,542	9,572,267	9,141,415	9.83%
Crafty Apes, LLC(10)(13)	Entertainment	1M S + 6.58% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,939,088	7,920,000	8.52%
DSG Entertainment Services, Inc.(5)(6)(7)(9)	Entertainment	P + 6.50% (2.00% Floor)	6/29/2018	6/30/2021	797,857	799,037	31,914	0.03%
Easy Way Leisure Corporation(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,935,233	7,847,249	7,935,233	8.53%
Empire Office Inc.(10)	Distributors	1M L + 6.50% (1.50% Floor)	3/28/2019	4/12/2024	12,705,406	12,607,990	12,578,352	13.52%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Evergreen North America Acquisitions, LLC(10)	Industrial Machinery	6M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	$4,501,462	$4,414,455	$4,411,432	4.74%
Evergreen North America Acquisitions, LLC – Revolver(4)(10)	Industrial Machinery	6M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	97,434	97,434	95,486	0.10%
Fusion Connect, Inc. – 2022 Term Loan(3)	IT Services	3M L + 7.50% + 1.00% PIK (1.00% Floor)	1/12/2022	1/18/2027	7,086,800	6,902,070	6,909,630	7.43%
INW Manufacturing, LLC (10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,750,000	4,635,973	4,512,500	4.85%
Klein Hersh, LLC(10)(11)	Professional Services	3M S + 8.52% (0.50% Floor)	4/21/2022	4/27/2027	9,921,997	9,785,940	9,872,387	10.61%
LaserAway Intermediate Holdings II, LLC(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	6,947,500	6,859,297	6,721,706	7.23%
Liberty Oilfield Services, LLC(5)(10)	Energy Equipment & Services	1M S + 7.63% (1.00% Floor)	9/19/2017	9/19/2024	6,008,750	5,963,752	6,008,750	6.46%
NWN Parent Holdings LLC (10)	IT Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	8,666,175	8,600,442	8,319,528	8.94%
NWN Parent Holdings LLC – Revolver(4)	IT Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	540,000	540,000	518,400	0.56%
Potpourri Group, Inc.(10)	Internet & Direct Marketing Retail	6M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	10,585,169	10,538,071	10,585,170	11.38%
PVI Holdings, Inc.(10)(12)	Trading Companies & Distributors	3M S + 6.38% (1.00% Floor)	7/29/2022	7/18/2027	4,000,000	3,960,788	3,960,000	4.26%
Retail Services WIS Corporation(10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,771,511	6,677,164	6,568,366	7.06%
South Coast Terminals, LLC(10)	Chemicals	1M L + 5.75% (1.00% Floor)	12/21/2021	12/10/2026	8,964,516	8,886,209	8,964,516	9.64%
Work Genius Holdings, Inc(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,975,962	9,881,269	9,901,142	10.64%
Xenon Arc, Inc.(10)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	5,955,000	5,901,670	5,850,788	6.29%

Total Senior Secured First Lien Debt Investments						230,248,405	215,831,304	232.04%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(3)(6)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	12/16/2022	17,510,848	17,374,608	—	—%

Total Senior Secured Second Lien Debt Investments						17,374,608	—	—%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$74,959	0.08%
4L Technologies, Inc. Preferred Stock(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,716,825	1.84%
Advanced Solutions International Preferred Equity	Software				888,170	1,000,000	1,376,664	1.48%
Arborworks Acquisition LLC (Equity Interest)(8)	Commercial Services & Supplies				62	62,112	15,548	0.02%
CF Arch Holdings LLC (Equity Interest)(8)	Professional Services				200,000	200,000	200,000	0.21%
Fusion Connect, Inc. – Backstop Warrants(8)	IT Services				8,904,634	—	307,210	0.33%
Fusion Connect, Inc. – Common Stock(8)	IT Services				2,023	101	90	-%
Fusion Connect, Inc – Equity Investor Warrants(8)	IT Services				1,345,747	—	—	-%
Fusion Connect, Inc. – Investor Warrants(8)	IT Services				8,904,634	—	307,210	0.33%
Fusion Connect, Inc. – Series A Preferred(3)	IT Services				54,494	5,449,401	5,449,401	5.86%
Fusion Connect, Inc. – Series B Preferred(8)	IT Services				23,018,887	1,184,505	1,024,340	1.10%
Investcorp Transformer Aggregator LP(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.54%
Pegasus Aggregator Holdings LP(8)	Trading Companies & Distributors				9	750,000	746,313	0.80%
Victors CCC Aggregator LP(8)	Professional Services				500,000	500,000	500,000	0.54%
Work Genius Holdings, Inc (Equity Interest)(8)	Professional Services				500	500,000	500,000	0.54%

Total Equity, Warrants and Other Investments						12,526,704	12,718,560	13.67%

Total Non-Controlled/Non-Affiliated Investments						$260,149,717	$228,549,864	245.72%

Affiliated Investments (14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC—Term A(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	5,911,230	5,911,230	1,477,807	1.59%
1888 Industrial Services, LLC—Term C(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.73%
1888 Industrial Services, LLC—Revolver (4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	5/1/2023	2,402,825	2,402,825	600,706	0.64%
Techniplas Foreign Holdco LP(3)	Auto Components	10.00% PIK	6/19/2020	6/18/2027	682,188	682,188	944,558	1.02%

Total Senior Secured First Lien Debt Investments						9,675,063	3,701,891	3.98%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments, continued
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(8)	Energy Equipment & Services				11,881	—	—	—%
Techniplas Foreign Holdco LP Common Stock	Auto Components				769,534	13,915,396	6,925,806	7.45%

Total Equity, Warrants and Other Investments						13,915,396	6,925,806	7.45%

Total Affiliated Investments						$23,590,459	$10,627,697	11.43%

Total Investments						$283,740,176	$239,177,561	257.14%

Liabilities in excess of other assets							(146,163,941)	(157.14)%

Net Assets							$93,013,620	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $239,177,561 at fair value and represented 257.14% of the Company’s net assets.

(2)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Refer to Note 6 for more detail on the unfunded commitments.

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets represented 2.28% of the Company’s total assets, at fair value.

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

(12)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 5.75% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(13)

The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 6.25% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

(Unaudited)

September 30, 2022

(14)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of September 30, 2022, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the year ended September 30, 2022 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$—	$1,477,807	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	—	—	—	678,820	(20,611)
	Revolver (3M LIBOR + 5.00%)	556,152	178,217	—	—	(133,663)	600,706	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	931,265	16,999	—	—	(3,706)	944,558	17,004
	Common Stock(e)	7,002,759	—	—	—	(76,953)	6,925,806	—

		$10,646,803	$195,216	$—	$—	$(214,322)	$10,627,697	$(3,607)

(a)	The fair value of all investments were determined using significant unobservable inputs.

(b)	Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(e)	Investment is non-income producing.

1M L — 1-month LIBOR (3.14% as of September 30, 2022)

3M L — 3-month LIBOR (3.75% as of September 30, 2022)

6M L — 6-month LIBOR (4.23% as of September 30, 2022)

PRIME — 6.25% as of September 30, 2022

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.04% as of September 30, 2022)

3M S — 3-month SOFR (3.59% as of September 30, 2022)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies Inc	Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,179,426	$1,179,426	$1,161,735	1.24%
Advanced Solutions International(10)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,125,000	7,017,289	7,053,750	7.54%
Agrofresh Inc.(10)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,194,422	5,210,912	5,155,464	5.51%
AHF Parent Holding, Inc.(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,968,750	4,931,102	4,720,312	5.05%
ALCV Purchaser, Inc.(10)	Specialty Retail	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	6,000,000	5,928,416	5,940,000	6.35%
Altern Marketing, LLC(10)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	10,380,373	10,294,072	10,224,667	10.94%
American Nuts Holdings, LLC(10)	Food & Staples Retailing	3M S + 6.75% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,981	3,960,000	4.23%
American Nuts Holdings, LLC(10)	Food & Staples Retailing	3M S + 8.25% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,901	3,960,000	4.23%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) – Revolver(4)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	1,530,515	1,512,691	459,155	0.49%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	8,372,778	8,140,989	—	0.00%
Arborworks Acquisition LLC(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	7,953,416	7,881,743	7,595,512	8.12%
Arborworks Acquisition LLC(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	745,342	745,342	711,801	0.76%
Barri Financial Group, LLC	Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	11,608,000	11,392,042	11,375,840	12.17%
Bioplan USA, Inc.(3)	Containers & Packaging	3M L + 7.25% 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,476,675	7,370,621	7,247,557	7.75%
CareerBuilder, LLC(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	7,963,073	6,272,610	6.71%
Cook & Boardman Group LLC(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,647,995	9,594,060	9,165,596	9.80%
Crafty Apes, LLC(10)	Entertainment	1M S + 8.25% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,932,448	7,920,000	8.47%
DSG Entertainment Services, Inc.(5)(6)(7)(9)	Entertainment	P + 6.50% (2.00% Floor)	6/29/2018	6/30/2021	797,857	799,037	34,388	0.04%
Easy Way Leisure Corporation(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,955,054	7,861,014	7,955,053	8.51%
Empire Office Inc.(10)	Distributors	1M L + 6.50% (1.50% Floor)	3/28/2019	4/12/2024	12,487,734	12,337,737	12,300,418	13.16%
Fusion Connect Inc. – 2022 Term Loan	IT Services	6M L + 7.50% (1.00% Floor)	1/12/2022	1/18/2027	6,965,000	6,771,109	6,764,756	7.23%
Horus Infrastructure IA LLC(10)	Energy Equipment & Services	3M L + 4.50% (0.25% Floor)	11/8/2019	10/25/2022	4,375,000	4,350,685	4,309,375	4.61%
INW Manufacturing, LLC(10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,812,500	4,691,507	4,547,812	4.86%
Klein Hersh LLC(10)(11)	Professional Services	3M S + 8.62% (0.50% Floor)	4/21/2022	4/27/2027	9,960,999	9,816,901	9,811,584	10.50%
LaserAway Intermediate Holdings II, LLC(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	6,965,000	6,872,917	6,721,225	7.18%
LH Intermediate Corporation(10)	Household Durables	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,375,000	9,252,345	9,375,000	10.03%
Liberty Oilfield Services LLC(5)(10	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2024	6,033,750	5,982,165	6,033,750	6.45%
NWN Parent Holdings LLC(10)	IT Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	8,688,479	8,618,616	8,406,104	8.99%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Potpourri Group, Inc.(10)	Internet & Direct Marketing Retail	6M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	$10,845,627	$10,789,901	$10,845,627	11.60%
Retail Services WIS Corporation(10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,859,319	6,755,776	6,619,243	7.08%
South Coast Terminals, LLC(10)	Chemicals	1M L +6.00% (1.00% Floor)	12/21/2021	12/10/2026	8,987,097	8,904,626	8,874,758	9.49%
Work Genius Holdings, Inc.(10).	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/6/2027	10,000,000	9,901,039	9,900,000	10.59%
Xenon Arc, Inc.(10)	Trading Companies & Distributors	6M L + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	5,970,000	5,914,417	5,790,900	6.19%

Total Senior Secured First Lien Debt Investments						224,637,900	211,213,992	225.88%

Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)(3)(6)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%

Total Senior Secured Second Lien Debt Investments						17,374,608	—	0.00%

Equity, Warrants and Other Investments
4L Technologies Inc Common Stock(8)	Electronic Equipment, Instruments & Components				149,918	2,171,581	74,959	0.08%
4L Technologies Inc Preferred Stock(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,716,825	1.84%
Advanced Solutions International Preferred Equity(8)	Software				888,170	1,000,000	1,287,846	1.38%
Arborworks Acquisition LLC (Equity Interest)(8)	Commercial Services & Supplies				62	62,112	55,899	0.06%
Fusion Connect Inc. – Backstop Warrants(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect Inc. – Common Stock(8)	IT Services				2,244	101	71	0.00%
Fusion Connect Inc. – Equity Investor Warrants(8)	IT Services				1,345,747	—	—	0.00%
Fusion Connect Inc. – Investor Warrants(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect Inc. – Series A Preferred(8)	IT Services				52,830	5,282,952	5,282,952	5.65%
Fusion Connect Inc. – Series B Preferred(8)	IT Services				24,365,787	1,184,505	769,959	0.82%
Investcorp Transformer Aggregator LP(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.53%
Pegasus Aggregator Holdings LP(8)	Trading Companies & Distributors				9	750,000	750,000	0.80%
Victors CCC Aggregator LP(8)	Professional Services				500,000	500,000	500,000	0.53%
Work Genius Holdings, Inc.(8)	Professional Services				500	500,000	500,000	0.53%

Total Equity, Warrants and Other Investments						12,160,255	11,823,191	12.64%

Total Non-Controlled/Non-Affiliates Investments						$254,172,763	$223,037,183	238.52%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments(1)(2)	Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments(12)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A(3)(9)	Energy Equipment & Services	3M L +5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	$5,911,230	$5,911,230	$1,477,807	1.59%
1888 Industrial Services, LLC – Term C	Energy Equipment & Services	3M L +5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.72%
1888 Industrial Services, LLC – Revolver(4)(9)	Energy Equipment & Services	3M L +5.00% (1.00% Floor)	6/25/2019	5/1/2023	2,224,607	2,224,607	556,152	0.59%
Techniplas Foreign Holdco LP(3)	Auto Components	6M L + 6.00% 10.00% PIK	6/19/2020	6/18/2027	665,189	665,189	931,265	1.00%

Total Senior Secured First Lien Debt Investments						9,479,846	3,644,044	3.91%

Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)(8)	Energy Equipment & Services				11,881	—	—	0.00%
Techniplas Foreign Holdco LP Common Stock(8)	Auto Components				769,534	13,915,396	7,002,759	7.48%

Total Equity, Warrants and Other Investments						13,915,396	7,002,759	7.48%

Total Affiliated Investments						$23,395,242	$10,646,803	11.39%

Total Investments						$277,568,005	$233,683,986	249,91%

Liabilities in excess of other assets							(140,174,594)	(149.91)%

Net Assets							$93,509,392	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”.) Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $233,683,986 at fair value and represented 248.77% of the Company’s net assets.

(2)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the board of directors.

(3)	Principal amount includes capitalized PIK interest unless otherwise noted.

(4)	Refer to Note 6 for more detail on the unfunded commitments.

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 2.33% of the Company’s total assets at fair value.

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

(12)

As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”.). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement.) As of June 30, 2022, the Company had no “Control Investments.”

Transactions related to investment in non-controlled “Affiliated Investments” for the year ended June 30, 2022 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC – Term A(3)(9)	Senior Secured First Lien Term Loan A (3M LIBOR +5.00% PIK)	$1,433,509	$177,192	$—	$—	$(132,894)	$1,477,807	$176,237
	Senior Secured First Lien Term Loan B (3M LIBOR +8.00% PIK)	—	—	—	(8,196,669)	8,196,669	—	—
	Senior Secured First Lien Term Loan C (3M LIBOR +5.00%)	678,820	—	—	—	—	678,820	30,907
	Revolver (3M LIBOR +5.00%)	489,591	297,029	(30,787)	—	(199,681)	556,152	(335)
	Common Equity Interest(e)	—	—	(170,691)	—	170,691	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan C (10.00% PIK)	1,267,418	63,376	—	—	(399,529)	931,265	32,233
	Common Stock(e)	7,426,733	1,683,855	—	—	(2,107,829)	7,002,759	—

		$11,296,071	$2,221,452	$(201,478)	$(8,196,669)	$5,527,427	$10,646,803	$239,042

(a)	The fair value of all investments were determined using significant unobservable inputs.

(b)	Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.

(c)	Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.

(d)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.

(e)	Investment is non-income producing.

1M L — 1 month LIBOR (1.79 % as of June 30, 2022)

3M L — 3 month LIBOR (2.29 % as of June 30, 2022)

6M L — 6 month LIBOR (2.94 % as of June 30, 2022)

PRIME — 4.75% as of June 30, 2022

PIK — Payment-In-Kind

1M S — 1 month SOFR (1.69 % as of June 30, 2022)

3M S — 3 month SOFR (2.12 % as of June 30, 2022)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the

1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange with less than a $250 million market capitalization.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2022 and June 30, 2022, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2022. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”), CM Finance SPV LLC (“LLC”) and Investcorp Credit Management BDC SPV, LLC (“SPV

LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

The Company reclassified prior period affiliate information in the accompanying consolidated income statements to conform to its current period presentation. These reclassifications had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, which approximates the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, the Company had seven loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) First and Second Lien Loans and Revolver, which collectively represented 1.3% of the Company’s portfolio at fair value. As of June 30, 2022, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A and Revolver, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) First and Second lien loans and Revolver, which collectively represented 1.1% of the Company’s portfolio at fair value.

Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment, and amendment fees, and purchase and OID associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, which approximates the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded in interest income and are non-recurring in nature. During the three months ended September 30, 2022, $155,038 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three months ended September 30, 2021, $275,250 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $348,187 during the three months ended September 30, 2022. The Company earned PIK interest of $79,114 during the three months ended September 30, 2021.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended September 30, 2022 and September 30, 2021, respectively.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at what management believes to be large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV, LLC and SPV LLC based on the terms of the relevant financing arrangement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

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

Expenses are accrued as incurred.

Deferred debt issuance costs and deferred financing costs, incurred in connection with the Company’s financing arrangements and borrowings, are amortized using the straight-line method which approximates the effective interest method over the life of the debt.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2022 or June 30, 2022.

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

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Company’s board of directors, are consistently applied across all investments of the Company and approved by the Company’s board of directors. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. These investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding month-end.

Valuation models are typically calibrated upon initial funding and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, one or more third-party independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Company’s board of directors then reviews the preliminary valuations of the Adviser and, as applicable, that of any independent valuation firms. The Valuation Committee discusses the valuations and makes a recommendation to the Company’s board of directors regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the board of directors of the Company determines, in good faith, the fair value of each investment.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At September 30, 2022, June 30, 2022 and September 30, 2021, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $44,330 for the three months ended September 30, 2022. There were no excise tax expenses incurred for the three months ended September 30, 2021.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP.

During the three months ended September 30, 2022, the Company recorded distributions of $2.2 million. During the three months ended September 30, 2021, the Company recorded distributions of $2.2 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2022
Additional paid-in capital	$(264,971)
Distributable earnings	264,971

The tax character of all distributions paid by the Company during the year ended June 30, 2022 was ordinary income.

At June 30, 2022, the components of distributable earnings on a tax basis were as follows:

As of June 30, 2022
Undistributed net investment income	$9,342,951
Accumulated capital gains (losses) and other	(15,703,257)
Capital loss carryover	(57,692,925)
Unrealized appreciation (depreciation)	(43,884,017)
Distributions payable	(2,157,872)

Distributable earnings (loss)	$(110,095,120)

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2022. As of September 30, 2022 and June 30, 2022, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2022 and September 30, 2021, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Three months ended September 30,
	2022	2021
Investment purchases, at cost (including PIK interest)	$22,147,855	$19,488,132
Investment sales and repayments	16,476,699	21,537,261

The composition of the Company’s investments as of September 30, 2022, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$239,923,468	84.56%	$219,533,195	91.79%
Senior Secured Second Lien Debt Investments	17,374,608	6.12	—	—
Equity, Warrants and Other Investments	26,442,100	9.32	19,644,366	8.21

Total	$283,740,176	100.00%	$239,177,561	100.00%

The composition of the Company’s investments as of June 30, 2022, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

	Investment at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Debt Investments	$234,117,747	84.35%	$214,858,037	91.94%
Senior Secured Second Lien Debt Investments	17,374,608	6.26	—	—
Equity, Warrants and Other Investments	26,075,650	9.39	18,825,949	8.06

Total	$277,568,005	100.00%	$233,683,986	100.00%

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$32,825,339	13.72%
IT Services	22,835,809	9.55
Internet & Direct Marketing Retail	20,346,669	8.51
Trading Companies & Distributors	19,698,517	8.24
Commercial Services & Supplies	15,305,497	6.40
Chemicals	14,106,407	5.90
Distributors	12,578,352	5.26
Consumer Finance	11,432,000	4.78
Energy Equipment & Services	8,766,083	3.67
Software	8,728,137	3.65
Entertainment	7,951,914	3.32
Household Durables	7,935,233	3.32
Food & Staples Retailing	7,900,150	3.30
Auto Components	7,870,364	3.29
Containers & Packaging	6,772,924	2.83
Diversified Consumer Services	6,721,706	2.81
Specialty Retail	5,742,000	2.40
Machinery	4,981,936	2.08
Building Products	4,715,313	1.97
Food Products	4,512,500	1.89
Industrial Machinery	4,506,918	1.88
Electronic Equipment, Instruments & Components	2,943,793	1.23

Total	$239,177,561	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$26,984,194	11.55%
IT Services	21,608,522	9.25
Internet & Direct Marketing Retail	21,070,294	9.02
Household Durables	17,330,053	7.42
Trading Companies & Distributors	15,706,496	6.72
Commercial Services & Supplies	15,482,455	6.62
Chemicals	14,030,222	6.00
Energy Equipment & Services	13,055,904	5.59
Distributors	12,300,418	5.26
Consumer Finance	11,375,840	4.87
Software	8,800,751	3.77
Entertainment	7,954,388	3.40
Auto Components	7,934,024	3.39
Food & Staples Retailing	7,920,000	3.39
Containers & Packaging	7,247,557	3.10
Diversified Consumer Services	6,721,225	2.88
Specialty Retail	5,940,000	2.54
Building Products	4,720,312	2.02
Food Products	4,547,812	1.95
Electronic Equipment, Instruments & Components	2,953,519	1.26

Total	$233,683,986	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2022:

	Fair Value	Total Portfolio
U.S. Northeast	$97,064,987	40.58%
U.S. West	47,796,974	19.99
U.S. Midwest	36,598,164	15.30
U.S. Southwest	21,878,954	9.15
U.S. Southeast	18,257,239	7.63
U.S. Mid-Atlantic	17,549,329	7.34
International	31,914	0.01

Total	$239,177,561	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

	Fair Value	Total Portfolio
U.S. Northeast	$105,824,484	45.29%
U.S. West	48,352,026	20.69
U.S. Midwest	31,898,956	13.65
U.S. Mid-Atlantic	17,507,192	7.49
U.S. Southwest	15,685,215	6.71
U.S. Southeast	14,381,725	6.16
International	34,388	0.01

Total	$233,683,986	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2022, the Company made investments in new portfolio companies of approximately $19.3 million, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2022, the Company made investments of approximately $2.5 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At September 30, 2022 and June 30, 2022, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$219,533,195	$219,533,195
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	19,644,366	19,644,366

Total Investments	—	—	$239,177,561	$239,177,561

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$214,858,036	$214,858,036
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	18,825,950	18,825,950

Total Investments	—	—	$233,683,986	$233,683,986

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	21,781,406	—	—	366,449	22,147,855
Sales	(16,476,699)	—	—	—	(16,476,699)
Amortization	501,016	—	—	—	501,016
Net realized gains (losses)	—	—	—	—	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(1,130,564)	—	—	451,967	(678,597)

Fair value at September 30, 2022	$219,533,195	$—	$—	$19,644,366	$239,177,561

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2022	$(1,022,903)	$—	$—	$451,968	$(570,935)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2021:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments		Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2021	$230,351,618	$6,240,000		$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	18,330,775	—		—	1,157,357	19,488,132
Sales	(21,537,261)	—		—	—	(21,537,261)
Amortization	744,069	6,273		—	—	750,342
Net realized gains (losses)	761,463	—		—	—	761,463
Transfers in	—	—		—	—	—
Transfers out	—	—		—	—	—
Net change in unrealized (depreciation) appreciation	(969,924)	553,727		—	413,342	(2,855)

Fair value at September 30, 2021	$227,680,740	$6,800,000		$—	$10,834,701	$245,315,441

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2021	$(816,575)	$553,727	$		$413,342	$150,494

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

During the three months ended September 30, 2022 and September 30, 2021, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2022 and June 30, 2022. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$182,258,503	Yield Analysis	Market Yields	12.7%	9.4% - 38.1%
Senior Secured First Lien Debt Investments	7,056,332	Market Comparable Approach	EBITDA Multiple	8.6x	4.4x – 9.3x
Senior Secured First Lien Debt Investments	2,757,334	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Senior Secured First Lien Debt Investments	27,108,889	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	352,137	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	5,449,401	Yield Analysis	Market Yields	12.5%	12.5%
Equity, Warrants and Other Investments	13,994,965	Market Comparable Approach	EBITDA Multiple	6.8x	4.4x – 17.5x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Equity, Warrants and Other Investments	200,000	Recent Transaction	Recent Transaction	N/A	N/A

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$164,896,036	Yield Analysis	Market Yields	10.8%	8.0% - 24.6%
Senior Secured First Lien Debt Investments	7,203,875	Market Comparable Approach	EBITDA Multiple	6.7x	4.4x – 7.0x
Senior Secured First Lien Debt Investments	2,712,779	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Senior Secured First Lien Debt Investments	39,551,804	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	493,542	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	17,825,950	Market Comparable Approach	EBITDA Multiple	6.6x	4.2x – 12.3x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Equity, Warrants and Other Investments	1,000,000	Recent Transaction	Recent Transaction	N/A	N/A

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

As of September 30, 2022 and June 30, 2022, there were $89.5 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of September 30, 2022, SPV LLC had a notional amount of $204.3 million, which included $198.9 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.5 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2022, SPV and LLC had a notional amount of $188.6 million in assets with a fair value of $183.5 million, no accrued interest receivable and $6.6 million in cash held by the trustee of the Capital One Revolving Financing. For the three months ended September 30, 2022, the weighted average outstanding debt balance and the stated interest rate under the Capital One Revolving Financing was $81.9 million and 4.56%, respectively. For the three months ended September 30, 2021, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $102.0 million and 3.25%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At September 30, 2022 and June 30, 2022, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $89.5 million and $84.0 million respectively, which the Company concluded was a Level 3 fair value.

On March 31, 2021, the Company closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

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

As of September 30, 2022, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.95%. As of September 30, 2022, the fair value of the 2026 Notes was $53.3 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2022 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2023	$—
2024	—
2025	—
2026	154,500,000

Total long-term debt	$154,500,000

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

The Company’s board of directors declared the following quarterly distributions during the three months ended September 30, 2022:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2022	September 22, 2022	September 23, 2022	October 14, 2022	$0.1500	1st 2023

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of September 30, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$149,599	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
Ameriquip, LLC – Revolver	967,742	—	0.50%	8/31/27
American Teleconferencing Services, Ltd. – Revolver	211,747	—	0.50%	12/16/22
Arborworks Acquisition LLC – Revolver	621,118	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	535,317	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	389,737	—	0.50%	8/13/26
NWN Parent Holdings LLC – Revolver	660,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc. – Delayed Draw	3,000,000	—	0.50%	12/17/27

Total Unfunded Commitments	$11,134,581	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$327,817	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
American Teleconferencing Services, Ltd. – Revolver	206,103	—	0.50%	6/8/23
Arborworks Acquisition LLC – Revolver	1,118,012	—	0.50%	11/9/26
Empire Office Inc. – Delayed Draw	3,448,276	—	0.50%	4/12/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc. – Delayed Draw	3,000,000	—	0.50%	12/17/27

Total Unfunded Commitments	$13,899,529	$—

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

For the three months ended September 30, 2022, $1,103,981 in Base Management Fees were earned by the Adviser, of which $94,146 was voluntarily waived. As of September 30, 2022, $2,063,898 of such fees were payable. For the three months ended September 30, 2021, $1,128,504 in Base Management Fees were earned by the Adviser, of which $116,936 was voluntarily waived. As of September 30, 2021, $1,011,569 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three months ended September 30, 2022, the Company wrote off $147,145 in previously deferred Income-Based Fees and incurred no additional Income-Based Fees. As of September 30, 2022, $34,950 in Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2021, the Company incurred no Income-Based Fees. As of September 30, 2021, $647,885 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and is equal to 20.0% of our cumulative aggregate realized capital gains, net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation, in each case calculated from June 30, 2020 through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2022.

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

As of September 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $375,900 under the Administration Agreement for the three months ended September 30, 2022. The Company incurred costs of $351,700 under the Administration Agreement for the three months ended September 30, 2021.

As of September 30, 2022 and June 30, 2022, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

Stock Purchase Agreement

In connection with the Investcorp Transaction, on June 26, 2019, the Company entered into a definitive stock purchase and transaction agreement with Investcorp BDC Holdings Limited (“Investcorp BDC”), an affiliate of Investcorp (the “Stock Purchase Agreement”), pursuant to which Investcorp BDC was required by August 30, 2021, to purchase (i) 680,985 newly issued shares of the Company’s common stock, at the most recently determined net asset value per share of the Company’s common stock at the time of such purchase, as adjusted as necessary to comply with Section 23 of the 1940 Act, and (ii) 680,985 shares of the Company’s common stock in open-market or secondary transactions. Investcorp BDC completed all remaining required purchases under the Stock Purchase Agreement during the quarter ended September 30, 2021.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended September 30, 2022, the Company recorded directors’ fees of $75,625, of which $19,905 were payable at September 30, 2022. For the three months ended September 30, 2021, the Company recorded directors’ fees of $75,625, of which $24,984 were payable at September 30, 2021.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended September 30,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$1,657,507	$3,286,448
Weighted average shares of common stock outstanding	14,386,809	14,066,370
Basic/diluted net increase (decrease) in net assets from operations per share	$0.12	$0.23

On September 3, 2021, the Company issued 453,985 shares of common stock, par value $0.001 per share to Investcorp BDC at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the Company’s common stock to Investcorp BDC was made pursuant to the Stock Purchase Agreement and the issuance of the Company’s common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500

#	Special distribution
*	Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended September 30, 2022 and September 30, 2021:

	Three months ended September 30,
	2022		2021
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$2,158,042	100%	$2,157,501	100%
Long-term capital gains	—	—	—	—

Total	$2,158,042	100%	$2,157,501	100%

The 2022-23 figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2023 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2022-23. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2022 and September 30, 2021.

	Three months ended September 30,
	2022		2021
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,385,810	$205,790,502	13,921,767	$202,592,833
Issuance of common shares	—	—	453,985	3,141,576
Reinvestments of stockholder distributions	1,135	4,763	7,588	43,752

Balance at end of period	14,386,945	$205,795,265	14,383,340	$205,778,161

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended September 30,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$6.50	$6.92
Net investment income	0.16	0.18
Net realized and unrealized gains (losses)	(0.04)	0.05

Net increase (decrease) in net assets resulting from operations	0.12	0.23
Capital transactions(2)
Dividends from net investment income	(0.15)	(0.15)
Distributions from net realized gains	—	—

Net decrease in net assets resulting from capital transactions	(0.15)	(0.15)
Offering costs	—	—

Net asset value, end of period	$6.47	$7.00

Market value per share, end of period	$3.58	$5.45
Total return based on market value(3)(4)	(11.94)%	3.85%
Shares outstanding at end of period	14,386,945	14,383,340
Ratio/Supplemental Data:
Net assets, at end of period	$93,013,620	$100,670,124
Ratio of total expenses to average net assets(5)	17.30%	16.05%
Ratio of net expenses to average net assets(5)	16.90%	15.59%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	8.38%	7.26%
Ratio of net investment income before fee waiver to average net assets(5)	10.37%	10.42%
Ratio of net investment income after fee waiver to average net assets(5)	9.96%	9.96%
Total Borrowings	154,500,000	164,566,111
Asset Coverage Ratio(6)	1.60	1.61
Portfolio Turnover Rate(4)	7%	8%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2022 and September 30, 2021:

	For the three months ended September 30,
	2022	2021
Loan Amendment/Consent Fee	$361,850	$104,284

Other Fee Income	$361,850	$104,284

Note 14. Tax Information

As of September 30, 2022, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$283,740,176

Gross unrealized appreciation	3,438,559
Gross unrealized depreciation	(48,001,174)

Net unrealized investment depreciation	$(44,562,615)

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

From October 1, 2022 through November 14, 2022, the Company invested $2.5 million in one new portfolio company.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On November 11, 2022, the Company’s board of directors declared a distribution for the quarter ended December 31, 2022 of $0.13 per share payable on January 10, 2023 to stockholders of record as of December 16, 2022 and a supplemental distribution of $0.02 per share, payable on January 10, 2023, to stockholders of record as of December 16, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments that we make;

•	the impact of global health pandemics, such as the Coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy and capital markets generally;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with our investment adviser, CM Investment Partners LLC;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of fluctuations in interest rates on our business;

•	the elevating levels of inflation and its impact on our investment activities and the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company and as a business development company;

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the effect of new or modified laws or regulations governing our operations,

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $14.1 billion as of September 30, 2022. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 38 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of September 30, 2022 and June 30, 2022, we had no Taxable Subsidiaries.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

On July 20, 2021, the Securities and Exchange Commission (“SEC”) issued an order, which superseded a prior order issued on March 19, 2019, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

COVID-19 Developments

Throughout 2021 and 2022, the COVID-19 pandemic delivered a shock to the U.S. and global economies, including the Company’s primary markets of operation. The extent to which market volatility resulting from the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and, by extension, our operating results is uncertain.

We have and continue to assess the impact of the COVID-19 pandemic on our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, and disruptions in supply chains in the United States and elsewhere in response to the COVID-19 pandemic and otherwise, in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, financial condition and results of operations. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will continue to negatively affect our portfolio companies’ operating results or the impact that such disruptions may continue to have on our results of operations and financial condition.

We expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted to some extent by recent market volatility, including as a result of the COVID-19 pandemic, and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. In addition, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to any such investment, among other things. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information concerning the COVID-19 pandemic and its impact on our business and our operating results, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form10-K for the fiscal year ended June 30, 2022 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of September 30, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 94.4% of our total assets, as compared to 94.8% of our total assets as of June 30, 2022.

See Note 2.i “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

As of September 30, 2022 and June 30, 2022, there were $89.5 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Notes due 2026

On March 31, 2021, we closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts and commissions of approximately $1.3 million and offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes will mature on April 1, 2026, unless previously redeemed or repurchased in accordance with their terms, and bear interest at a rate of 4.875%. The 2026 Notes are our direct unsecured obligations and rank pari passu, which means equal in right of payment, with all of our outstanding and future unsecured, unsubordinated indebtedness. Because the 2026 Notes are not secured by any of our assets, they are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Revolving Financing. The 2026 Notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes and the 2026 Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future.

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2022, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

The indenture under which the 2026 Notes are issued (the “2026 Notes Indenture”) contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar no-action or other relief), and to provide financial information to the holders of the 2026 Notes and the trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”.) These covenants are subject to important limitations and exceptions that are set forth in the 2026 Notes Indenture.

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

Expenses

Our primary operating expenses include the payment of the base management fee (the “Base Management Fee”)and, depending on our operating results, the incentive fees (the “Incentive Fee”) under the Advisory Agreement, as well as the payment of reimbursable expenses to the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement, such as our allocable portion of overhead expenses, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Base Management Fee and Incentive Fee compensation under the Advisory Agreement remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

At September 30, 2022, our investment portfolio of $239.2 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 91.79% were first lien investments, 0% were second lien investments, and 8.21% were in equities, warrants and other positions. At September 30, 2022, our average and largest portfolio company investment at fair value was $6.5 million and $14.0 million, respectively.

At June 30, 2022, our investment portfolio of $233.7 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 91.94% were first lien investments, 0% were second lien investments, and 8.06% were in equities, warrants and other positions. At June 30, 2022, our average and largest portfolio company investment at fair value was $6.7 million and $13.2 million, respectively.

As of September 30, 2022 and June 30, 2022, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.94% and 10.09% respectively. As of September 30, 2022 and June 30, 2022, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 11.10% and 9.37%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At September 30, 2022 and June 30, 2022, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at September 30, 2022	Percentage of Total Portfolio at June 30, 2022
Professional Services	13.72%	11.55%
IT Services	9.55	9.25
Internet & Direct Marketing Retail	8.51	9.02
Trading Companies & Distributors	8.24	6.72
Commercial Services & Supplies	6.40	6.62
Chemicals	5.90	6.00
Distributors	5.26	5.26
Consumer Finance	4.78	4.87
Energy Equipment & Services	3.67	5.59
Software	3.65	3.77
Entertainment	3.32	3.40
Household Durables	3.32	7.42
Food & Staples Retailing	3.30	3.39
Auto Components	3.29	3.39
Containers & Packaging	2.83	3.10
Diversified Consulmer Services	2.81	2.88
Specialty Retail	2.40	2.54
Machinery	2.08	—
Building Products	1.97	2.02
Food Products	1.89	1.95
Industrial Machinery	1.88	—
Electronic Equipment, Instruments & Components	1.23	1.26

	100.00%	100.00%

During the three months ended September 30, 2022, we added 8 new investments totaling approximately $19.3 million. All of these investments were in new portfolio companies. Of the new investments, 99.0% consisted of first lien investments.

At September 30, 2022, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2022, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2022, we had eleven investments with aggregate unfunded commitments of $11.1 million, and as of June 30, 2022, we had nine investments with aggregate unfunded commitments of $13.9 million. As of September 30, 2022, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of September 30, 2022			As of June 30, 2022
	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments
1	$55,159,849	23.1%	9	$35,059,097	15.0%	5
2	133,936,704	56.0	38	172,732,804	73.9	44
3	40,877,433	17.1	10	23,364,583	10.0	4
4	6,772,924	2.8	1	—	—	—
5	2,430,651	1.0	7	2,527,502	1.1	7

Total	$239,177,561	100.00%	65	$233,683,986	100.00%	60

Results of Operations

Comparison of the three months ended September 30, 2022 and September 30, 2021

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2022 decreased to $6.3 million from $6.5 million for the three months ended September 30, 2021, primarily related to the decrease in assets under management, offset by PIK interest income and other fee income received during the quarter.

Expenses

Total expenses for the three months ended September 30, 2022 decreased to $4.0 million, compared to $4.1 million for the three months ended September 30, 2021, primarily due to the write-off of deferred income-based incentive fees, offset by the increase in interest expenses with the Capital One Revolving Financing.

Net investment income

Net investment income decreased to $2.3 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021, primarily due to the decrease in investment income related to a decrease in assets under management offset by the write-off of deferred income-based fees.

Net realized gain or loss

There was no net realized gain or loss on investments for the three months ended September 30, 2022. Net realized gains on investments totaled $0.8 million for the three months ended September 30, 2021.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $678,597 for the three months ended September 30, 2022, primarily due to the decrease in the value of our investments in Bioplan USA, Inc. and Arborworks Acquisition LLC, which was offset by the increase in the value of our investments in the Fusion Connect, Inc – Series B Preferred and Barri Financial Group, LLC.

During the three months ended September 30, 2021, we recorded a net change in unrealized depreciation of $2,855, primarily due to the increase in value of 4L Technologies, Inc. Preferred Stock and Zerochaos Parent, LLC, which was offset by a decrease in the value of Techniplas Foreign Holdco LP Common Stock and Fusion Connect Inc. –Take-Back Term Loan.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and the risk factors referenced in our most recent Annual Report on Form 10-K.

Cash flows

For the three months ended September 30, 2022, our unrestricted cash balance decreased by $1.6 million. During that period, cash decreased by $5.1 million from operating activities, primarily due to payments for the purchase of investments in portfolio companies of $21.8 million and receivables for investments sold of $3.8 million, partially offset by an increase in net assets resulting from operations of $1.7 million, and proceeds from sales and repayments of portfolio companies of $16.5 million. During the same period, net cash from financing activities totaled $3.3 million, consisting primarily of proceeds of $19.5 million from borrowing under the Capital One Revolving Facility, offset primarily by $2.2 million of distributions paid to our stockholders and repayments of $14.0 million to paydown the Capital One Revolving Facility.

Capital resources

As of September 30, 2022, we had $1.0 million of cash as well as $6.5 million in restricted cash and $25.5 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2022, our asset coverage for borrowed amounts was 160.2%.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in any borrowing or financing arrangement we or our subsidiaries may have may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

In accordance with certain applicable U.S. Department of Treasury (“Treasury”) regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022, our off-balance sheet arrangements consisted of $11.1 million in unfunded commitments to ten of our portfolio companies. As of September 30, 2022, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2022, our off-balance arrangements consisted of $13.9 million in unfunded commitments to eight of our portfolio companies.

Recent Developments

From October 1, 2022 through November 14, 2022, we invested $2.5 million in one new portfolio company.

On November 11, 2022, our board of directors declared a distribution for the quarter ended December 31, 2022 of $0.13 per share payable on January 10, 2023 to stockholders of record as of December 16, 2022 and a supplemental distribution of $0.02 per share, payable on January 10, 2023, to stockholders of record as of December 16, 2022.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At September 30, 2022, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the index exceeds the floor. As of September 30, 2022, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of September 30, 2022, our floating rate borrowings totaled $89,500,000 in principal amount, which represented 57.9% of our outstanding debt.

Based on our investment portfolio as of September 30, 2022, with certain interest rate floors and our financing arrangements at September 30, 2022, a 1.00% increase in interest rates would increase our net interest income by approximately 8.71% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.42%.

Although management believes that this analysis is indicative of our existing sensitivity as of September 30, 2022, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022 (filed with the SEC on September 13, 2022).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2022, we issued 1,135 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2022 was $4,763.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.1.1	Articles of Amendment(2)

3.2	Bylaws(3)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
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

Dated: November 14, 2022

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer