Form 10-Q
period 2023-03-31
Investcorp Credit Management BDC, Inc.
filed 2023-05-15
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(212) 599-4700

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 15, 2023 was 14,391,775.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2023
	(Unaudited)	June 30, 2022
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $220,410,654 and $254,172,763, respectively)	$211,666,909	$223,037,183
Affiliated investments, at fair value (amortized cost of $23,961,437 and $23,395,242, respectively)	9,648,520	10,646,803
Total investments, at fair value (amortized cost of $244,372,091 and $277,568,005, respectively)	221,315,429	233,683,986
Cash	2,902,376	2,550,021
Cash, restricted	11,256,490	6,605,056
Receivable for investments sold	783,805	835,043
Interest receivable	2,184,798	2,298,443
Payment-in-kind interest receivable	48,973	2,137
Other receivables	6,365	—
Prepaid expenses and other assets	510,888	410,401
Total Assets	$239,009,124	$246,385,087
Liabilities
Notes payable:
Revolving credit facility	$81,900,000	$84,000,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,393,889)	(1,913,889)
Unamortized discount	(213,330)	(266,663)
Notes payable, net	145,292,781	146,819,448
Payable for investments purchased	421,396	246,984
Dividend payable	—	2,157,872
Income-based incentive fees payable	33,863	182,095
Base management fees payable	953,327	1,054,063
Interest payable	2,958,418	1,574,356
Directors' fees payable	13,630	20,780
Accrued expenses and other liabilities	1,109,162	820,097
Total Liabilities	150,782,577	152,875,695
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,391,775 and 14,385,810 shares issued and outstanding, respectively)	14,392	14,386
Additional paid-in capital	203,611,869	203,590,126
Distributable earnings (loss)	(115,399,714)	(110,095,120)
Total Net Assets	88,226,547	93,509,392
Total Liabilities and Net Assets	$239,009,124	$246,385,087
Net Asset Value Per Share	$6.13	$6.50

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$6,314,620	$5,430,305	$18,184,247	$17,375,069
Affiliated investments	—	(20,929)	(20,611)	100,390
Total interest income	6,314,620	5,409,376	18,163,636	17,475,459
Payment in-kind interest income
Non-controlled, non-affiliated investments	575,231	79,679	1,096,040	117,143
Affiliated investments	17,491	14,843	51,938	167,012
Total payment-in-kind interest income	592,722	94,522	1,147,978	284,155
Dividend income
Non-controlled, non-affiliated investments	—	—	101,755	—
Affiliated investments	—	—	—	296,126
Total dividend income	—	—	101,755	296,126
Other fee income
Non-controlled, non-affiliated investments	98,498	412,516	670,926	552,744
Affiliated investments	—	—	—	1,510
Total other fee income	98,498	412,516	670,926	554,254
Total investment income	7,005,840	5,916,414	20,084,295	18,609,994
Expenses:
Interest expense	2,166,739	1,527,148	6,119,083	5,059,231
Base management fees	1,043,306	1,161,530	3,204,391	3,413,139
Income-based incentive fees	—	—	(147,145)	—
Provision for tax expense	77,575	242,658	187,763	270,618
Professional fees	271,784	342,205	815,347	947,964
Allocation of administrative costs from Adviser	375,900	348,849	1,127,700	1,052,249
Amortization of deferred debt issuance costs	173,333	173,334	520,000	447,778
Amortization of original issue discount - 2026 Notes	17,777	17,777	53,332	53,332
Insurance expense	120,093	132,259	395,734	374,527
Directors' fees	75,625	75,625	226,875	226,875
Custodian and administrator fees	74,397	73,161	217,913	221,005
Other expenses	151,093	154,148	426,908	469,003
Total expenses	4,547,622	4,248,694	13,147,901	12,535,721
Waiver of base management fees	(89,939)	(128,831)	(296,566)	(352,645)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	4,457,683	4,119,863	12,851,335	12,183,076
Net investment income	2,548,157	1,796,551	7,232,960	6,426,918
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(26,890,095)	(6,607,419)	(26,890,095)	(6,194,307)
Affiliated investments	—	—	—	(8,196,669)
Net realized gain (loss) from investments	(26,890,095)	(6,607,419)	(26,890,095)	(14,390,976)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	24,505,471	5,595,748	22,391,835	8,064,316
Affiliated investments	(1,267,677)	(847,961)	(1,564,478)	6,573,008
Net change in unrealized appreciation (depreciation) on investments	23,237,794	4,747,787	20,827,357	14,637,324
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(3,652,301)	(1,859,632)	(6,062,738)	246,348
Net increase (decrease) in net assets resulting from operations	$(1,104,144)	$(63,081)	$1,170,222	$6,673,266
Basic and diluted:
Net investment income per share	$0.18	$0.12	$0.50	$0.45
Earnings per share	$(0.08)	$(0.00)	$0.08	$0.47
Weighted average shares of common stock outstanding	14,389,868	14,384,988	14,388,295	14,277,683
Distributions paid per common share	$0.15	$0.15	$0.45	$0.45

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2023	2022
Net assets at beginning of period	$91,477,635	$101,966,742
Net increase (decrease) in net assets resulting from operations:
Net investment income	2,548,157	1,796,551
Net realized gain (loss) from investments	(26,890,095)	(6,607,419)
Net change in unrealized appreciation (depreciation) on investments	23,237,794	4,747,787
Net increase (decrease) in net assets resulting from operations	(1,104,144)	(63,081)

Stockholder distributions:
Distributions from net investment income	(2,158,506)	(2,157,756)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(2,158,506)	(2,157,756)

Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	11,562	7,995
Net increase (decrease) in net assets resulting from capital transactions	11,562	7,995
Net increase (decrease) in net assets	(3,251,088)	(2,212,842)
Net assets at end of period	$88,226,547	$99,753,900

	For the nine months ended March 31,
	2023	2022
Net assets at beginning of period	$93,509,392	$96,355,849
Increase (decrease) in net assets resulting from operations:
Net investment income	7,232,960	6,426,918
Net realized gain (loss) from investments	(26,890,095)	(14,390,976)
Net change in unrealized appreciation (depreciation) on investments	20,827,357	14,637,324
Net increase (decrease) in net assets resulting from operations	1,170,222	6,673,266
Stockholder distributions:
Distributions from net investment income	(6,474,816)	(6,472,884)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(6,474,816)	(6,472,884)
Capital transactions:
Issuance of common shares (0 and 453,985, respectively)	—	3,141,576
Reinvestments of stockholder distributions	21,749	56,093
Net increase (decrease) in net assets resulting from capital transactions	21,749	3,197,669
Net increase (decrease) in net assets	(5,282,845)	3,398,051
Net assets at end of period	$88,226,547	$99,753,900

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,170,222	$6,673,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(38,535,317)	(113,532,124)
Payment in-kind interest	(1,101,142)	(324,906)
Sales and repayments of investments	46,998,760	120,043,899
Net realized (gain) loss on investments	26,890,095	14,390,976
Net change in unrealized appreciation/depreciation on investments	(20,827,357)	(14,637,324)
Amortization of discount/premium on investments	(1,056,482)	(2,118,211)
Amortization of deferred debt issuance costs	520,000	447,778
Amortization of original issue discount	53,333	53,333
Net (increase) decrease in operating assets:
Interest receivable	113,645	(45,077)
Payment-in-kind interest receivable	(46,836)	40,751
Receivable for investments sold	51,238	(16,027,641)
Other receivables	(6,365)	-
Prepaid expenses and other assets	(100,487)	(159,782)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	174,412	-
Interest payable	1,384,062	1,374,887
Directors fees payable	(7,150)	(10,153)
Accrued expenses and other liabilities	289,065	(253,867)
Base management fees payable	(100,736)	(37,882)
Income-based incentive fees payable	(148,232)	-
Net cash (used in) provided by operating activities	15,714,728	(4,122,077)
Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(1,300,000)
Issuance of common shares	—	3,141,576
Distributions to stockholders	(8,610,939)	(8,505,056)
Repayments of Term loan	—	(102,000,000)
Proceeds from borrowing on revolving financing facility	42,900,000	140,235,346
Repayments of borrowing on revolving financing facility	(45,000,000)	(32,485,346)
Net cash (used in) provided by financing activities	(10,710,939)	(913,480)
Net change in cash	5,003,789	(5,035,557)
Cash:
Cash and restricted cash at beginning of year(1)	9,155,077	12,605,203
Cash and restricted cash at end of period(2)	$14,158,866	$7,569,646
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,735,021	$3,684,344
Cash paid for taxes	$294,330	$270,618
Issuance of shares pursuant to Dividend Reinvestment Plan	$21,749	$56,093
Non-cash purchase of investments	$(8,043,963)	$(2,903,400)
Non-cash sale of investments	$8,043,963	$2,903,400

(1)
Represents $2,550,021 and $5,845,249 of unrestricted cash as of March 31, 2023 and March 31, 2022, respectively, and $6,605,056 and $6,759,954 of restricted cash for the same periods .
(2)
Represents $2,902,376 and $2,884,270 of unrestricted cash as of March 31, 2023 and March 31, 2022, respectively, and $11,256,490 and $4,685,376 of restricted cash for the same periods .

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2023

Investments(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,132,352	$1,132,352	$1,126,691	1.28%
Advanced Solutions International	(10)	Software	3M S + 5.75% (1.00% Floor)	9/1/2020	9/16/2025	6,843,750	6,761,218	6,843,750	7.76%
AHF Parent Holding, Inc.	(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,750,000	4,717,562	4,536,250	5.14%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,400,000	5,346,553	5,346,000	6.06%
Altern Marketing, LLC	(10)	Broadline Retail	3M S + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	8,458,369	8,414,907	8,458,369	9.59%
Altern Marketing, LLC - Revolver	(4)	Broadline Retail	P + 5.00% (2.00% Floor)	10/7/2019	10/7/2024	1,003,576	1,003,576	1,003,576	1.14%
Amerequip, LLC	(10)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	5,007,097	4,961,428	4,982,061	5.65%
American Nuts Holdings, LLC - Term Loan A	(3)(10)	Consumer Staples Distribution & Retail	3M S + 6.75% + 1.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,773,570	3,744,026	3,207,535	3.63%
American Nuts Holdings, LLC - Term Loan B	(3)(10)	Consumer Staples Distribution & Retail	3M S + 8.75% + 1.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,773,570	3,743,764	3,207,535	3.63%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(4)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,473,085	1,455,261	226,855	0.26%
Arborworks Acquisition LLC	(6)(10)	Commercial Services & Supplies	3M L + 9.00% (1.00% Floor)	11/24/2021	11/9/2026	7,832,298	7,771,485	6,109,192	6.92%
Arborworks Acquisition LLC - Revolver	(4)(6)	Commercial Services & Supplies	3M L + 9.00% (1.00% Floor)	11/24/2021	11/9/2026	1,242,236	1,242,236	968,944	1.10%
Archer Systems, LLC	(10)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	5,715,833	5,664,280	5,744,412	6.51%
Bioplan USA, Inc. - Take-Back Term Loan	(3)	Containers & Packaging	3M S + 3.25% + 5.00% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,534,004	5,219,040	5,105,118	5.79%
Bioplan USA, Inc. - Priority Term Loan		Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	2,107,275	2,107,275	2,254,784	2.56%
CareerBuilder, LLC	(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	8,029,875	4,503,413	5.10%
Cook & Boardman Group, LLC	(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,572,302	9,529,461	9,237,272	10.47%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 7.06% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,952,439	8,000,000	9.07%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,895,591	7,819,319	7,856,113	8.90%
Empire Office Inc.	(10)	Trading Companies & Distributors	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	12,244,200	12,175,522	12,182,979	13.81%
Evergreen North America Acquisitions, LLC	(10)	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	4,478,727	4,401,320	4,411,546	5.00%
Evergreen North America Acquisitions, LLC - Revolver	(4)	Machinery	3M L + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	211,108	211,108	207,941	0.24%
Flatworld Intermediate Corporation	(10)	IT Services	3M S + 6.00% (1.00% Floor)	10/3/2022	10/1/2027	2,432,432	2,386,957	2,383,784	2.70%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2023

Investments(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Fusion Connect, Inc. - 2022 Term Loan	(3)(10)	IT Services	3M L + 7.50% + 1.00% PIK (1.00% Floor)	1/12/2022	1/18/2027	$6,886,930	$6,722,815	$6,680,322	7.57%
INW Manufacturing, LLC	(10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,625,000	4,523,988	4,393,750	4.98%
Klein Hersh, LLC	(3)(10)(11)	Professional Services	3M S + 4.63% + 6.77% PIK (0.50% Floor)	4/21/2022	4/27/2027	10,136,297	10,013,110	8,970,623	10.17%
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,286,948	7,202,351	7,250,513	8.22%
NWN Parent Holdings LLC	(10)	IT Services	3M L + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	8,458,654	8,401,896	8,374,067	9.49%
NWN Parent Holdings LLC - Revolver	(4)	IT Services	3M L + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	680,000	680,000	673,200	0.76%
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	1M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	9,032,018	8,997,977	9,032,018	10.24%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 5.84% (1.00% Floor)	7/29/2022	7/18/2027	3,980,000	3,944,176	3,980,000	4.51%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,595,895	6,519,191	6,529,936	7.40%
Sandvine Corporation	(5)(7)(10)	Software	3M L + 4.50%	2/3/2023	11/2/2025	5,358,046	5,125,119	5,116,934	5.80%
South Coast Terminals, LLC	(10)	Chemicals	1M L + 5.25% (1.00% Floor)	12/21/2021	12/10/2026	8,919,355	8,849,146	8,919,355	10.11%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,926,923	9,840,556	9,926,923	11.25%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	180,000	180,000	180,000	0.20%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	8,917,500	8,838,773	8,917,500	10.11%
Xenon Arc, Inc. - Revolver	(4)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2026	100,000	100,000	100,000	0.11%
Total Senior Secured First Lien Debt Investments							205,730,062	196,949,261	223.23%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2023

Investments(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$92,949	0.11%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,989,228	2.26%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,545,416	1.75%
Arborworks Acquisition LLC (Equity Interest)	(8)	Commercial Services & Supplies				62	62,112	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,942	1,898,975	2.15%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	292,000	0.33%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	82,335	0.09%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				8,904,634	—	179,874	0.20%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				23,020,910	1,184,606	695,231	0.79%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				1,345,747	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				8,904,634	—	179,874	0.20%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services				57,943	5,794,347	4,722,393	5.35%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				500,000	500,000	710,000	0.81%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	855,663	0.97%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	500,000	0.57%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	973,710	1.10%
Total Equity, Warrants and Other Investments							14,680,592	14,717,648	16.68%
Total Non-Controlled/Non-Affiliated Investments							$220,410,654	$211,666,909	239.91%
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A	(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	$5,911,230	5,911,230	1,477,807	1.67%
1888 Industrial Services, LLC - Term C	(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	5/1/2023	$630,870	630,870	630,870	0.72%
1888 Industrial Services, LLC - Revolver	(4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	5/1/2023	$2,365,434	2,365,433	591,359	0.67%
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$717,113	717,113	773,980	0.88%
Total Senior Secured First Lien Debt Investments							9,624,646	3,474,016	3.94%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	—%
Techniplas Foreign Holdco LP Common Stock		Automobile Components				879,559	14,336,791	6,174,504	7.00%
Total Equity, Warrants and Other Investments							14,336,791	6,174,504	7.00%
Total Affiliated Investments							$23,961,437	$9,648,520	10.94%
Total Investments							$244,372,091	$221,315,429	250.85%
Liabilities in excess of other assets								(133,088,882)	(150.85)%
Net Assets								$88,226,547	100.00%

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $221,315,429 at fair value and represented 250.85% of the Company’s net assets.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2023

(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets represented 2.07%% of the Company’s total assets, at fair value.
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
(11)
The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 4.63% (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2023, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended March 31, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	March 31, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$—	$1,477,807	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	(47,950)	—	—	630,870	(20,611)
	Revolver (3M LIBOR + 5.00%)	556,152	297,029	(156,203)	—	(105,619)	591,359	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	931,265	51,924	—	—	(209,209)	773,980	51,938
	Common Stock(e)	7,002,759	421,395	—	—	(1,249,650)	6,174,504	—
		$10,646,803	$770,348	$(204,153)	$—	$(1,564,478)	$9,648,520	$31,327
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
(e)
Investment is non-income producing.

1M L — 1-month LIBOR (4.86% as of March 31, 2023)

3M L — 3-month LIBOR (5.19% as of March 31, 2023)

6M L — 6-month LIBOR (5.31% as of March 31, 2023)

PRIME — 8.00% as of March 31, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.80% as of March 31, 2023)

3M S — 3-month SOFR (4.91% as of March 31, 2023)

6M S — 6-month SOFR (4.90% as of March 31, 2023)

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

March 31, 2023

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2023 and June 30, 2022, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Company had four loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 1.32% of the Company’s portfolio at fair value. As of June 30, 2022, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A and Revolver, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) First and Second lien loans and Revolver, which collectively represented 1.1% of the Company’s portfolio at fair value.

Dividend income is recorded on the ex-dividend date.

Origination, closing, commitment, and amendment fees, and purchase and OID associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, which approximates the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded in interest income and are non-recurring in nature. During the three and nine months ended March 31, 2023, $45,456 and $423,185 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and nine months ended March 31, 2022, $254,499 and $865,539 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $592,722 and $1,147,978 during the three and nine months ended March 31, 2023. The Company earned PIK interest of $94,522 and $284,155 during the three and nine months ended March 31, 2022.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and nine months ended March 31, 2023. The Company earned no PIK dividends during the three and nine months ended March 31, 2022.

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

i. Investment Valuation

The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”) and Rule 2a-5 under the 1940 Act. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments and financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2023 or June 30, 2022.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At March 31, 2023 and March 31, 2022, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $77,575 and $187,763 for the three and nine months ended March 31, 2023, and $242,658 and $270,618 for the three and nine months ended March 31, 2022.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP.

During the three and nine months ended March 31, 2023, the Company recorded distributions of $2.2 million and $6.5 million. During the three and nine months ended March 31, 2022, the Company recorded distributions of $2.2 million and $6.5 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ended June 30, 2022. As of March 31, 2023 and June 30, 2022, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2023 and March 31, 2022, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Investment purchases, at cost (including PIK interest)	$11,109,646	$27,063,262	$39,636,459	$113,857,030
Investment sales and repayments	14,917,260	53,173,229	46,998,760	120,043,899

The composition of the Company’s investments as of March 31, 2023, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$215,354,708	88.13%	$200,423,277	90.56%
Equity, Warrants and Other Investments	29,017,383	11.87	20,892,152	9.44
Total	$244,372,091	100.00%	$221,315,429	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,273,414	15.94%
Professional Services	31,091,081	14.05
IT Services	23,971,080	10.83
Commercial Services & Supplies	14,318,073	6.47
Software	13,732,955	6.20
Machinery	9,601,548	4.34
Broadline Retail	9,461,945	4.27
Containers & Packaging	9,258,878	4.18
Internet & Direct Marketing Retail	9,032,018	4.08
Chemicals	8,919,355	4.03
Entertainment	8,000,000	3.61
Household Durables	7,856,113	3.55
Diversified Consumer Services	7,250,513	3.28
Automobile Components	6,948,484	3.14
Consumer Staples Distribution & Retail	6,415,068	2.90
Specialty Retail	5,346,000	2.42
Building Products	4,536,250	2.05
Food Products	4,393,750	1.99
Electronic Equipment, Instruments & Components	3,208,868	1.45
Energy Equipment & Services	2,700,036	1.22
Total	$221,315,429	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$26,984,194	11.55%
IT Services	21,608,522	9.25
Internet & Direct Marketing Retail	21,070,294	9.02
Household Durables	17,330,053	7.42
Trading Companies & Distributors	15,706,496	6.72
Commercial Services & Supplies	15,482,455	6.62
Chemicals	14,030,222	6.00
Energy Equipment & Services	13,055,904	5.59
Distributors	12,300,418	5.26
Consumer Finance	11,375,840	4.87
Software	8,800,751	3.77
Entertainment	7,954,388	3.40
Auto Components	7,934,024	3.39
Food & Staples Retailing	7,920,000	3.39
Containers & Packaging	7,247,557	3.10
Diversified Consumer Services	6,721,225	2.88
Specialty Retail	5,940,000	2.54
Building Products	4,720,312	2.02
Food Products	4,547,812	1.95
Electronic Equipment, Instruments & Components	2,953,519	1.26
Total	$233,683,986	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$92,878,461	41.97%
U.S. West	48,453,135	21.89
U.S. Midwest	28,354,602	12.81
U.S. Southeast	18,229,960	8.24
U.S. Mid-Atlantic	17,626,438	7.96
U.S. Southwest	10,655,899	4.82
International	5,116,934	2.31
Total	$221,315,429	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$105,824,484	45.29%
U.S. West	48,352,026	20.69
U.S. Midwest	31,898,956	13.65
U.S. Mid-Atlantic	17,507,192	7.49
U.S. Southwest	15,685,215	6.71
U.S. Southeast	14,381,725	6.16
International	34,388	0.01
Total	$233,683,986	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2023, the Company made investments in new and existing portfolio companies of approximately $29.8 million, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2023, the Company made investments of approximately $8.7 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At March 31, 2023 and June 30, 2022, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$200,423,277	$200,423,277
Equity, Warrants and Other Investments	—	—	20,892,152	20,892,152
Total Investments	$—	$—	$221,315,429	$221,315,429

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$214,858,036	$214,858,036
Senior Secured Second Lien Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	18,825,950	18,825,950
Total Investments	$—	$—	$233,683,986	$233,683,986

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	38,403,669	—	—	1,232,790	39,636,459
Sales	(46,998,760)	—	—	—	(46,998,760)
Amortization	1,056,482	—	—	—	1,056,482
Net realized gains (losses)	(9,515,487)	(17,374,608)	—	—	(26,890,095)
Transfers in	—	—	—	1,708,942	1,708,942
Transfers out	(1,708,942)	—	—	—	(1,708,942)
Net change in unrealized appreciation (depreciation)	4,328,279	17,374,608	—	(875,530)	20,827,357
Fair value at March 31, 2023	$200,423,277	$—	$—	$20,892,152	$221,315,429
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2023	$(4,639,143)	$—	$—	$(1,290,076)	$(5,929,219)

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

During the three and nine months ended March 31, 2023, $1,708,942 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the three and nine months ended March 31, 2022, $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2023 and June 30, 2022. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$173,608,854	Yield Analysis	Market Yields	12.8%	10.3%-17.7%
Senior Secured First Lien Debt Investments	18,770,597	Market Comparable Approach	EBITDA Multiple	6.7x	5.4x-7.8x
Senior Secured First Lien Debt Investments	2,700,037	Market Comparable Approach	Revenue Multiple	0.3x	0.3x
Senior Secured First Lien Debt Investments	5,116,934	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	226,855	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants, and Other Investments	4,722,395	Yield Analysis	Market Yields	17.7%	17.7%
Equity, Warrants, and Other Investments	16,169,757	Market Comparable Approach	EBITDA Multiple	8.2x	5.7x-17.3x
Equity, Warrants, and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$164,896,036	Yield Analysis	Market Yields	10.8%	8.0% - 24.6%
Senior Secured First Lien Debt Investments	7,203,875	Market Comparable Approach	EBITDA Multiple	6.7x	4.4x – 7.0x
Senior Secured First Lien Debt Investments	2,712,779	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Senior Secured First Lien Debt Investments	39,551,804	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	493,542	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	17,825,950	Market Comparable Approach	EBITDA Multiple	6.6x	4.2x – 12.3x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Equity, Warrants and Other Investments	1,000,000	Recent Transaction	Recent Transaction	N/A	N/A

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

As of March 31, 2023 and June 30, 2022, there were $81.9 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of March 31, 2023, SPV LLC had a notional amount of $194.3 million, which included $185.1 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $11.3 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2022, SPV and LLC had a notional amount of $188.6 million in assets with a fair value of $183.5 million, no accrued interest receivable and $6.6 million in cash held by the trustee of the Capital One Revolving Financing. For the three and nine months ended March 31, 2023, the weighted average outstanding debt balance and the stated interest rate under the Capital One Revolving Financing was $75.7 million and $81.4 million, respectively, and 7.00% and 5.46%, respectively. For the three and nine months ended March 31, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $111.4 million and $104.9 million, respectively, and 2.64% and 2.93%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At March 31, 2023 and June 30, 2022, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $81.9 million and $84.0 million respectively, which the Company concluded was a Level 3 fair value.

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

As of March 31, 2023, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at an effective yield of 5.45%. As of March 31, 2023, the fair value of the 2026 Notes was $58.2 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2023	$—
2024	—
2025	—
2026	146,900,000
Total long-term debt	$146,900,000

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

The Company’s board of directors declared the following quarterly distributions during the nine months ended March 31, 2023:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2022	September 22, 2022	September 23, 2022	October 14, 2022	$0.1500	1st 2023
November 11, 2022	December 15, 2022	December 16, 2022	January 10, 2023	$0.1500	2nd 2023
February 2, 2023	March 9, 2023	March 10, 2023	March 30, 2023	$0.1500	3rd 2023

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	1,628,003	—	0.50%	10/7/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
American Teleconferencing Services, Ltd. – Revolver	263,533	—	0.50%	4/7/23
Arborworks Acquisition LLC – Revolver	621,118	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	320,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Work Genius Holdings, Inc – Revolver	570,000	—	0.50%	6/7/27
Xenon Arc, Inc. – Revolver	900,000	—	0.50%	12/17/26
Total Unfunded Commitments	$7,871,934	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$327,817	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
American Teleconferencing Services, Ltd. – Revolver	206,103	—	0.50%	6/8/23
Arborworks Acquisition LLC – Revolver	1,118,012	—	0.50%	11/9/26
Empire Office Inc. – Delayed Draw	3,448,276	—	0.50%	4/12/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc. – Delayed Draw	3,000,000	—	0.50%	12/17/27
Total Unfunded Commitments	$13,899,529	$—

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

For the three and nine months ended March 31, 2023, $1,043,306 and $3,204,391, respectively, in Base Management Fees were earned by the Adviser, of which $89,939 and $296,566 was voluntarily waived. As of March 31, 2023, $953,327 of such fees were payable. For the three and nine months ended March 31, 2022, $1,161,530 and $3,413,139, respectively, in Base Management Fees were earned by the Adviser, of which $128,831 and $352,645, respectively, was voluntarily waived. As of June 30, 2022, $1,054,063 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and nine months ended March 31, 2023, the Company wrote off $0 and $(147,145) in previously deferred Income-Based Fees and incurred no additional Income-Based Fees. As of March 31, 2023, $33,863 in Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2022, the Company incurred no Income-Based Fees. As of June 30, 2022, $182,095 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of March 31, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $375,900 and $1,127,700 under the Administration Agreement for the three and nine months ended March 31, 2023. The Company incurred costs of $348,849 and $1,052,249 under the Administration Agreement for the three and nine months ended March 31, 2022.

As of March 31, 2023 and June 30, 2022, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended March 31, 2023, the Company recorded directors’ fees of $75,625 and $226,875, of which $13,630 were payable at March 31, 2023. For the three and nine months ended March 31, 2022, the Company recorded directors’ fees of $75,625 and $226,875, respectively, of which $20,780 were payable at June 30, 2022.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$(1,104,144)	$(63,081)	$1,170,222	$6,673,266
Weighted average shares of common stock outstanding	14,389,868	14,384,988	14,388,295	14,277,683
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.08)	$-	$0.08	$0.47

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200

# Special distribution

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended March 31, 2023 and March 31, 2022:

	Nine months ended March 31,
	2023		2022
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,474,816	100%	$6,472,884	100%
Long-term capital gains	—	—	—	—
Total	$6,474,816	100%	$6,472,884	100%

The 2022-2023 figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2023 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2022-2023. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2023 and March 31, 2022.

	Nine months ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,385,810	$205,790,502	13,921,767	$202,592,833
Issuance of common shares	—	—	453,985	3,141,576
Reinvestments of stockholder distributions	5,965	21,749	10,057	56,093
Balance at end of period	14,391,775	$205,812,251	14,385,809	$205,790,502

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the nine months ended March 31,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$6.50	$6.92
Net investment income	0.50	0.45
Net realized and unrealized gains (losses)	(0.42)	0.01
Net increase (decrease) in net assets resulting from operations	0.08	0.46
Capital transactions(2)
Dividends from net investment income	(0.45)	(0.45)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.45)	(0.45)
Offering costs	—	—
Net asset value, end of period	$6.13	$6.93
Market value per share, end of period	$3.65	$5.19
Total return based on market value(3)(4)	(2.65)%	4.87%
Shares outstanding at end of period	14,391,775	14,385,809
Ratio/Supplemental Data:
Net assets, at end of year	$88,226,547	$99,753,900
Ratio of total expenses to average net assets(5)	19.27%	16.57%
Ratio of net expenses to average net assets(5)	18.83%	16.10%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	9.73%	7.28%
Ratio of net investment income before fee waiver to average net assets(5)	11.03%	8.96%
Ratio of net investment income after fee waiver to average net assets(5)	10.60%	8.49%
Total Borrowings	$146,900,000	$170,662,778
Asset Coverage Ratio(6)	1.60	1.58
Portfolio Turnover Rate(4)	16%	45%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Amendment Fee	$19,850	$50,573	$80,184	$201,141
Prepayment Fee Income	59,837	160,752	361,878	297,227
Other Fees	18,811	201,191	228,864	55,886
Other Fee Income	$98,498	$412,516	$670,926	$554,254

Note 14. Tax Information

As of March 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$244,372,091
Gross unrealized appreciation	4,656,200
Gross unrealized depreciation	(27,712,862)
Net unrealized investment depreciation	$(23,056,662)

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

From April 1, 2023 through May 15, 2023, the Company invested $8.4 million in two new portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On May 4, 2023, the Company’s board of directors declared a distribution for the quarter ended June 30, 2023 of $0.13 per share payable on July 7, 2023, to stockholders of record as of June 16, 2023 and a supplemental distribution of $0.05 per share, payable on July 7, 2023, to stockholders of record as of June 16, 2023.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.7 billion as of March 31, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2023 and June 30, 2022, we had no Taxable Subsidiaries.

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

Market Developments

Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, recent events in the regional bank sector and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, financial condition and results of operations.

We expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted to some extent by recent market volatility and, depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may possibly default on their financial obligations to us and their other capital providers. In addition, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to any such investment, among other things. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income, which would increase the percentage of our cash flows dedicated to our debt obligations and could impact the amount of any future distributions to our stockholders. For additional information, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

As of March 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.6% of our total assets, as compared to 94.8% of our total assets as of June 30, 2022.

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

As of March 31, 2023 and June 30, 2022, there were $81.9 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2023, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

At March 31, 2023, our investment portfolio of $221.3 million (at fair value) consisted of debt and equity investments in 35 portfolio companies, of which 90.56% were first lien investments, 0% were second lien investments, and 9.44% were in equities, warrants and other positions. At March 31, 2023, our average and largest portfolio company investment at fair value was $6.3 million and $12.5 million, respectively.

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

As of March 31, 2023 and June 30, 2022, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 13.36% and 10.09% respectively. As of March 31, 2023 and June 30, 2022, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 12.10% and 9.37%, respectively.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2023 and June 30, 2022, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at March 31, 2023	Percentage of Total Portfolio at June 30, 2022
Trading Companies & Distributors	15.94%	6.72%
Professional Services	14.05	11.55
IT Services	10.83	9.25
Commercial Services & Supplies	6.47	6.62
Software	6.20	3.77
Machinery	4.34	—
Broadline Retail	4.27	—
Containers & Packaging	4.18	3.10
Internet & Direct Marketing Retail	4.08	9.02
Chemicals	4.03	6.00
Entertainment	3.61	3.40
Household Durables	3.55	7.42
Diversified Consumer Services	3.28	2.88
Automobile Components	3.14	3.39
Consumer Staples Distribution & Retail	2.90	—
Specialty Retail	2.42	2.54
Building Products	2.05	2.02
Food Products	1.99	1.95
Electronic Equipment, Instruments & Components	1.45	1.26
Energy Equipment & Services	1.22	5.59
Distributors	—	5.26
Consumer Finance	—	4.87
Food & Staples Retailing	—	3.39
	100.00%	100.00%

During the nine months ended March 31, 2023, we added 16 new investments totaling approximately $29.8 million. 12 of these investments were in new portfolio companies. Of the new investments, 97.57% consisted of first lien investments.

At March 31, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2022, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2023, we had twelve investments with aggregate unfunded commitments of $7.9 million, and as of June 30, 2022, we had nine investments with aggregate unfunded commitments of $13.9 million. As of March 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2023			As of June 30, 2022
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments(1)
1	$35,802,484	16.2%	7	$35,059,097	15.0%	5
2	126,975,363	57.4	36	172,732,804	73.9	44
3	44,660,012	20.2	13	23,364,583	10.0	4
4	11,581,549	5.2	4	—	-	5
5	2,296,021	1.0	4	2,527,502	1.1	7
Total	$221,315,429	100.0%	64	$233,683,986	100.0%	65

Results of Operations

Comparison of the three months ended March 31, 2023 and March 31, 2022

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2023 increased to $7.0 million from $5.9 million for the three months ended March 31, 2022, primarily related to an increase in floating interest rates on Investment Portfolio debt investments based upon the increase in market index rates to which such floating interest rates are indexed.

Expenses

Total expenses for the three months ended March 31, 2023 increased to $4.5 million, compared to $4.2 million for the three months ended March 31, 2022, primarily due to the increase in interest expenses with the Capital One Revolving Financing, offset by the decrease in professional fees and provision for tax expense.

Net investment income

Net investment income increased to $2.5 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022, primarily due to the increase in total investment income primarily related to increase in floating interest rates on Investment Portfolio debt investments based upon the increase in market index rates, offset by higher operating expenses related to the interest expense with the Capital One Revolving Financing.

Net realized gain or loss

Net realized loss on investments totaled $26.9 million for the three months ended March 31, 2023, primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loan, compared to net realized loss on investments totaled $6.6 million for the three months ended March 31, 2022.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $23.2 million for the three months ended March 31, 2023, primarily due to the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loan which was offset by the decrease in the value of our investments in CareerBuilder, LLC and Techniplas Foreign Holdco LP Common Stock.

During the three months ended March 31, 2022, we recorded a net change in unrealized appreciation of $4.7 million, primarily due to the restructuring of Fusion Connect Inc. - Take-Back Term Loan, Common Stock and Warrants, which was offset by a decrease in the fair value of CareerBuilder, LLC and Techniplas, LLC.

Comparison of the nine months ended March 31, 2023 and March 31, 2022

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2023 increased to $20.1 million from $18.6 million for the nine months ended March 31, 2022, primarily related to the PIK interest income and other fee income received during the period, offset by decrease in dividend income.

Expenses

Total expenses for the nine months ended March 31, 2023 increased to $13.1 million, compared to $12.5 million for the nine months ended March 31, 2022, primarily due to the increase in interest expenses with the Capital One Revolving Financing, offset by the write-off of deferred income-based incentive fees and decrease in professional fees and provision for tax expense.

Net investment income

Net investment income increased to $7.2 million for the nine months ended March 31, 2023 from $6.4 million for the nine months ended March 31, 2022, primarily related to the PIK interest income and other fee income received during the period, partially offset by the interest expense with the Capital One Revolving Financing.

Net realized gain or loss

Net realized loss on investments totaled $26.9 million for the nine months ended March 31, 2023, primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loan, compared to net realized loss on investments totaled $14.4 million for the nine months ended March 31, 2022.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $20.8 million for the nine months ended March 31, 2023, primarily due to the decrease in the fair value of our investments in Arborworks Acquisition LLC, CareerBuilder, LLC, and Techniplas Foreign Holdco LP Common Stock which was offset by the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loan.

During the nine months ended March 31, 2022, we recorded a net change in unrealized appreciation of $14.6 million, primarily due to the restructuring of 1888 Industrial Services, LLC - Term B and the restructuring of Fusion Connect Inc. – Take-Back Term Loan, Common Stock and Warrants, which was offset by a decrease in the value of CareerBuilder, LLC.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “Market Developments” above and the risk factors referenced in our most recent Annual Report on Form 10-K.

Cash flows

For the nine months ended March 31, 2023, our total cash balance increased by $5.0 million. During that period, cash increased by $15.7 million from operating activities, primarily due to an increase in net assets resulting from operations of $1.2 million and proceeds from sales and repayments of portfolio companies of $47.0 million, partially offset by payments for the purchase of investments in portfolio companies of $38.5 million. During the same period, net cash used in financing activities totaled $10.7 million, consisting primarily of $8.6 million of distributions paid to our stockholders and repayments of $45.0 million to paydown the Capital One Revolving Facility, offset by proceeds of $42.9 million from borrowing under the Capital One Revolving Facility.

Capital resources

As of March 31, 2023, we had $2.9 million of cash as well as $11.3 million in restricted cash and $33.1 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2023, our asset coverage for borrowed amounts was 160.1%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023, our off-balance sheet arrangements consisted of $7.9 million in unfunded commitments to twelve of our portfolio companies. As of March 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2022, our off-balance arrangements consisted of $13.9 million in unfunded commitments to eight of our portfolio companies.

Recent Developments

From April 1, 2023 through May 15, 2023, the Company invested $8.4 million in two new portfolio companies.

On May 4, 2023, the Company’s board of directors declared a distribution for the quarter ended June 30, 2023 of $0.13 per share payable on July 7, 2023 to stockholders of record as of June 16, 2023 and a supplemental distribution of $0.05 per share, payable on July 7, 2023 to stockholders of record as of June 16, 2023.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2023, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the index exceeds the floor. As of March 31, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of March 31, 2023, our floating rate borrowings totaled $81.9 million in principal amount, which represented 55.8% of our outstanding debt.

Based on our investment portfolio as of March 31, 2023, with certain interest rate floors and our financing arrangements at March 31, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 8.03% and a 2.00% increase in interest rates would increase our net interest income by approximately 16.06%.

Although management believes that this analysis is indicative of our existing sensitivity as of March 31, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including additional borrowing, that could affect the net increase in net assets resulting from operations or net investment income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022 (filed with the SEC on September 13, 2022). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we issued 3,319 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2023 was $11,562.

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

Dated: May 15, 2023

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer