Form 10-K
period 2023-06-30
Investcorp Credit Management BDC, Inc.
filed 2023-09-21
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $37.3 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,392,841 shares of the Registrant’s common stock outstanding as of September 15, 2023.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2023

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

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Michael C. Mauer and Suhail A. Shaikh, who together have over 40 years of experience in the leveraged debt markets. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing in debt and related equity of privately held middle-market companies.

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

We previously, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing was collateralized by a portion of the debt investments in our portfolio. On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. We subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bore interest with respect to the $102.0 million (i) at a rate per annum equal to one-month LIBOR plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021. On November 19, 2021, the Company repaid the Term Financing in full in accordance with the terms of the Term Financing and the agreement was terminated.

As of June 30, 2023 and June 30, 2022, there were no borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2023 and June 30, 2022, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC (“SPV LLC”), our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective November 18, 2022, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to Secured Overnight Financing Rate ("SOFR") plus 2.50%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2023 and June 30, 2022, there were $71.9 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Portfolio Composition

As of June 30, 2023, our portfolio consisted of debt and equity investments in 36 portfolio companies with a fair value of $220.1 million. As of June 30, 2023, our portfolio at fair value consisted of 89.21% first lien investments and 10.79% equity, warrant or other positions. At June 30, 2023, the weighted average total yield of debt and income producing securities at amortized cost (which includes income and amortization of fees and discounts) was 12.46%. At June 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 11.32%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot London Interbank Offered Rate (“LIBOR”), SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of June 30, 2023 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2023 was as follows:

Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	15.98%
Professional Services	12.83
IT Services	10.71
Commercial Services & Supplies	6.51
Software	6.26
Containers & Packaging	5.89
Machinery	4.36
Internet & Direct Marketing Retail	4.08
Entertainment	3.47
Household Durables	3.46
Chemicals	3.44
Diversified Consumer Services	3.30
Automobile Components	3.30
Hotels, Restaurants and Leisure	2.85
Consumer Staples Distribution & Retail	2.75
Specialty Retail	2.34
Building Products	2.05
Food Products	1.95
Automotive Retail	1.76
Electronic Equipment, Instruments & Components	1.48
Energy Equipment & Services	1.23
100.00%

The Adviser and Administrator – CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Suhail A. Shaikh. Mr. Mauer also serves as the Chairman of our board of directors and our Chief Executive Officer, and Mr. Shaikh also serves as our President and a member of our board of directors. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Shaikh has served as President of Investcorp Credit Management BDC, Inc. since 2023 and as Co-Chief Investment Officer of CM Investment Partners since 2023.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $22.7 billion as of June 30, 2023. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 36 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2023, Investcorp Group had $48.0 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 500 people across its offices in New York, London, Switzerland, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Beijing, Singapore and Tokyo. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

The Adviser’s investment team, led by Messrs. Mauer and Shaikh, is supported by eight additional investment professionals, who, together with Messrs. Mauer and Shaikh, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Shaikh have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include both Messrs. Mauer and Shaikh. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Messrs. Mauer and Shaikh, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Director of Investcorp, Zachary Alpern, a Director of Investcorp, Branko Krmpotic, a Managing Director of Investcorp and Timothy Waller, a Director of Investcorp.

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

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including standalone first and second lien loans and unitranche loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•
Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the economic downturn. We believe that, as a result of that downturn:
•
many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market businesses;
•
regulatory changes have caused decreased capacity to hold non-investment grade leveraged loans, causing banks to curtail lending to middle-market companies;
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

•
Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $853.8 billion of uncalled capital as of December 31, 2022. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.
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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•
Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Shaikh, each with over 40 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Messrs. Mauer and Shaikh are supported by eight additional investment professionals, who collectively with Messrs. Mauer and Shaikh, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring , post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with Investcorp, its parent company, which is the leading global credit investment platform with assets under management of $22.7 billion as of June 30, 2023. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.
•
Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors (and non-sponsor transactions) and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities for us in our target market.
•
Disciplined Underwriting Policies and Rigorous Portfolio Management. The Adviser has established a credit analysis and investment process to analyze investment opportunities thoroughly. This process includes structuring loans with appropriate covenants and pricing loans based on its knowledge of the middle-market and its rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Shaikh, as the Adviser’s Co-Chief Investment Officers, and a senior member of the Investment Team. Every initial investment by the Company requires approval by a majority of the Investment Committee and such majority must include both Messrs. Mauer and Shaikh. Follow-on investment decisions in existing portfolio companies and any investment dispositions require approval by a majority of the Investment Committee. Under the supervision of Messrs. Mauer and Shaikh, the Investment Team’s senior investment professionals monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe that the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.
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

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by one of the Co-Chief Investment Officers of the Adviser and an additional investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the Investment Committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the approval of a majority of the Investment Committee and such majority must include both Messrs. Mauer and Shaikh. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Investment Committee.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2023			As of June 30, 2022
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$16,538,345	7.5%	3	$35,059,097	15.0%	5
2	114,979,324	52.2	32	172,732,804	73.9	44
3	62,588,392	28.4	19	23,364,583	10.0	4
4	13,067,850	6.0	5	—	—	—
5	12,937,418	5.9	6	2,527,502	1.1	7
Total	$220,111,329	100.0%	65	$233,683,986	100.0%	60

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and valuation committee. In addition, our board of directors retains one or more independent valuation firms to review each quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting statement requires us to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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
•
preliminary valuation conclusions are then documented and discussed by senior management and the Adviser;
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

Under the Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement. No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2023, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2023, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Based Fee

Capital Gains Fee

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As of June 30, 2023 and June 30, 2022 there were no Capital Gains Fees. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

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

Duration and Termination

The Advisory Agreement had an initial term of two years and continues thereafter from year-to-year if approved annually by our board of directors, including a majority of the Independent Directors, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities and a majority of the Independent Directors.

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

Board Approval of the Advisory Agreement

On August 29, 2023, our board of directors, including all of the Independent Directors, held a meeting to consider and approve the continuation of the Advisory Agreement. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates; and (7) other factors our board of directors deemed to be relevant. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2023, the Company’s portfolio at fair value consisted of 89.21% first lien investments and 10.79% equity, warrant or other positions.

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

Payments under the Administration Agreement equal an amount based upon our allocable portion (subject to the review of our board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Adviser will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and continues thereafter from year-to-year if approved annually by our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Adviser outsources any of its functions, we pay the fees associated with such functions on a direct basis without any incremental profit to the Adviser.

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

Investments in and Advice Regarding Different Parts of an Issuer’s Capital Structure

In some cases, another investment account or vehicle managed or controlled by the Adviser or its affiliates (”Other Accounts”), on the one hand, and the Company, on the other hand, invest in or extend credit to different parts of the capital structure of a single issuer. As a result, such Other Accounts may take actions that adversely affect the Company. In addition, in some cases, the Adviser advises such Other Accounts with respect to different parts of the capital structure of the same issuer, or classes of securities that are subordinate or senior to securities, in which the Company invest. The Adviser is able to pursue rights, provide advice or engage in other activities, or refrain from pursuing rights, providing advice or engaging in other activities, on behalf of such Other Accounts with respect to an issuer in which the Company has invested, and such actions (or inaction) may have a material adverse effect on the Company.

For example, in the event that the Other Account holds loans, securities or other positions in the capital structure of an issuer that ranks senior in preference to the holdings of the Company in the same issuer, and the issuer experiences financial or operational challenges, the Adviser, acting on behalf of the Other Account, may seek a liquidation, reorganization or restructuring of the issuer that has, or terms in connection with the foregoing, that have, an adverse effect on or otherwise conflict with the interests of the Company’s holdings in the issuer. In connection with any such liquidation, reorganization or restructuring, the Company’s holdings in the issuer may be extinguished or substantially diluted, while the Other Accounts recover some or all of the amounts due to them. In addition, in connection with any lending arrangements involving the issuer in which such Other Accounts participate, the Other Accounts may seek to exercise rights under the applicable loan agreement or other document, in a manner detrimental to the Company. In situations in which the Adviser advises clients (including the Company) with positions in multiple parts of the capital structure of an issuer, the Adviser may not pursue actions or remedies available to the Company, as a result of legal and regulatory requirements or otherwise. These potential issues are examples of conflicts that the Adviser will face in situations in which the Company and Other Accounts, invest in or extend credit to different parts of the capital structure of a single issuer.

The Adviser addresses these issues based on the circumstances of particular situations. For example, the Adviser may rely on information barriers between different Investcorp business units or portfolio management teams. The Adviser in some circumstances relies on the actions of similarly situated holders of loans or securities rather than, or in connection with, taking such actions itself on behalf of the Company. As a result of the various conflicts and related issues described above and the fact that conflicts will not necessarily be resolved in favor of the interests of the Company, the Company could sustain losses during periods in which Other Accounts achieve profits generally or with respect to particular holdings in the same issuer, or could achieve lower profits or higher losses than would have been the case had the conflicts described above not existed. It should be expected that the negative effects described above will be more pronounced in connection with transactions in, or the Company’s use of, small capitalization, emerging market, distressed or less liquid strategies.

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

Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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
•
Risks related to the transition away from LIBOR.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Messrs. Mauer and Shaikh, who are also members of the Investment Committee, our executive officers and Mr. Mauer is chairman of our board of directors and Mr. Shaikh is a member of our board of directors. We can offer no assurance that Messrs. Mauer and Shaikh will continue to provide investment advice to us. The loss of either Mr. Mauer or Mr. Shaikh could limit our ability to achieve our investment objective and operate as we anticipate.

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

Investcorp has an approximate 76% interest in the Adviser. Pursuant to the Investcorp Services Agreement, the Adviser is able to utilize personnel of Investcorp International and its affiliates to provide services to the Company from time-to-time on an as-needed basis related to human resources, compensation and technology services. The Adviser may rely on the Investcorp Services Agreement to satisfy its obligations under the Administration Agreement. The personnel of Investcorp International may also provide services for the funds managed by Investcorp, which could result in conflicts of interest and may distract them from their responsibilities to us.

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

In addition, another investment account or vehicle managed or controlled by the Adviser or its affiliates may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, such other investment account or vehicle or such other client of the Adviser or its affiliates may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2023, substantially all of our assets were pledged as collateral under the Capital One Revolving Financing. In addition, under the terms of the Capital One Revolving Financing and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(34.1)%	(20.9)%	(7.7)%	5.5%	18.7%

(1)
Assumes $232.1 million in total assets, $135.5 million in debt outstanding, $88.0 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

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

To the extent any distributions by us are funded through waivers of the incentive fee portion of our investment advisory fees such distributions will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. Any such waivers in no way imply that the Adviser will waive incentive fees in any future period. There can be no assurance that we will achieve the performance necessary or that the Adviser will waive all or any portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage.

In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We have adopted updated policies and procedures in compliance with Rule 18f-4. We do not expect to enter into derivatives transactions. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

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

Substantially all of our portfolio investments are securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

As of June 30, 2023, we are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

In the course of our investing activities, we pay the Base Management Fee and Incentive Fee to the Adviser. We have entered into the Advisory Agreement with the Adviser that provides that the Base Management Fee will be based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the Base Management Fee is based on the value of our gross assets, the Adviser will benefit when we incur debt or use leverage. This fee structure may encourage the Adviser to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

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

The Adviser receives an Incentive Fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the Income-Based Fee, there is no hurdle rate applicable to the Capital Gains Fee. Additionally, under the incentive fee structure, the Adviser may benefit when we recognize capital gains and, because the Adviser will determine when to sell a holding, the Adviser will control the timing of the recognition of such capital gains. As a result, the Adviser may have a tendency to invest more capital in investments likely to result in capital gains, compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

As of June 30, 2023, our investments in the trading companies & distributors industry represented approximately 15.98% of the fair value of our portfolio, our investments in the professional services industry represented approximately 12.83% of the fair value of our portfolio, and our investments in the IT services industry represented approximately 10.71% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the trading companies & distributors industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the trading companies & distributors industry represent approximately 15.98% of our total portfolio as of June 30, 2023. Portfolio companies in the trading companies & distributors sector are subject to many risks, including the negative impact of regulation, a competitive marketplace, decreased consumer demand and supply-chain disruptions. Adverse economic, business, or regulatory developments affecting the trading companies & distributors sector, including trade policies, treaties and tariffs between the United States and other countries, could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 12.83% of our total portfolio as of June 30, 2023. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the IT Services industries face considerable uncertainties including substantial regulatory challenges.

Our investments in portfolio companies that operate in the IT Services industry represented approximately 10.71% in the aggregate, of our total portfolio as of June 30, 2023. The value of our investments in information technology companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

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

The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Capital One Revolving Financing) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes.

As of June 30, 2023, we had, through SPV LLC, $71.9 million in outstanding indebtedness under the Capital One Revolving Financing, which are secured by the assets held at SPV LLC. The indebtedness under the Capital One Revolving Financing is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $8.6 million as of June 30, 2023.

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

The 2026 Notes are not listed on any securities exchange or for quotation on any automated dealer quotation system. As such, there currently is no trading market. If the 2026 Notes are traded in the future, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions, or other relevant factors. Although the underwriter has informed us that it intends to make a market in the 2026 Notes, it is not obligated to do so, and the underwriter may discontinue any market-making activities in the 2026 Notes without notice at any time in its sole discretion. Accordingly, there is no assurance that a liquid trading market will develop or be maintained for the 2026 Notes, that holders will be able to sell the 2026 Notes at a particular time or that the price holders of the 2026 Notes receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Relating to the Current Environment

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries,

including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally.

While these developments have had adverse consequences for our portfolio companies, the adverse effects of the COVID-19 pandemic on our operations and the operations of the Adviser, including with respect to us, have been reduced since the height of the pandemic. The Adviser continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit the Adviser’s office locations. In addition, Adviser’s cybersecurity policies are applied consistently when working remotely or in the office. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Political, social and economic uncertainty creates and exacerbates risks.

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

Any public health emergency or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all, during such periods of market volatility.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

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

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s departure from the European Union (the “EU”) or otherwise could have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In addition, the foreign and fiscal policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. The consideration of ESG factors as part of the Adviser’s investment process and the exclusion of certain investments due to ESG considerations may reduce the types and number of investment opportunities available to us. As a result, we may underperform compared to other funds that do not consider ESG factors or exclude investments due to ESG considerations. However, the Adviser will likely not make investment decisions for us solely on the basis of ESG considerations. In evaluating an investment that may have scored less favorably on ESG factors initially, the Adviser will consider other factors in its investment decision. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share(4)
Fiscal Year Ended		High	Low
June 30, 2024
First quarter (through September 15, 2023)	$ *	$4.35	$3.68	* %	* %	$0.15
June 30, 2023
Fourth quarter	6.12	3.98	3.24	(34.97)%	(46.99)%	0.18
Third quarter	6.13	4.23	3.39	(31.00)%	(44.70)%	0.15
Second quarter	6.36	4.32	3.42	(32.08)%	(46.23)%	0.15
First quarter	6.47	4.85	3.52	(25.04)%	(45.60)%	0.15
June 30, 2022
Fourth quarter	6.50	5.35	3.75	(17.69)%	(42.31)%	0.15
Third quarter	6.93	5.72	5.08	(17.46)%	(26.70)%	0.15
Second quarter	7.09	5.70	4.87	(19.61)%	(31.38)%	0.15
First quarter	7.00	6.42	5.30	(8.29)%	(24.29)%	0.15
June 30, 2021
Fourth quarter	6.92	6.04	5.40	(12.72)%	(21.97)%	0.15
Third quarter	7.93	6.05	4.62	(23.71)%	(41.74)%	0.18
Second quarter	7.84	5.45	2.99	(30.48)%	(61.86)%	0.18
First quarter	7.81	4.38	3.09	(43.92)%	(60.44)%	0.18

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

* The last reported sale price for our common stock on the NASDAQ Global Select Market on September 15, 2023 was $4.05 per share. As of September 15, 2023, we had 31 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of September 15, 2023, our shares of common stock traded at a discount equal to approximately 33.50% of the net assets attributable to those shares based upon our $6.09 net asset value per share as of June 30, 2023. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2024
First Quarter	Base	September 14, 2023	October 12, 2023	November 2, 2023	$0.12
First Quarter	Supplemental	September 14, 2023	October 12, 2023	November 2, 2023	$0.03
June 30, 2023
Fourth Quarter	Base	May 4, 2023	June 16, 2023	July 7, 2023	$0.13
Fourth Quarter	Supplemental	May 4, 2023	June 16, 2023	July 7, 2023	$0.05
Third Quarter	Base	February 2, 2023	March 10, 2023	March 30, 2023	$0.13
Third Quarter	Supplemental	February 2, 2023	March 10, 2023	March 30, 2023	$0.02
Second Quarter	Base	November 11, 2022	December 16, 2022	January 10, 2023	$0.13
Second Quarter	Supplemental	November 11, 2022	December 16, 2022	January 10, 2023	$0.02
First Quarter	Base	August 25, 2022	September 23, 2022	October 14, 2022	$0.15
June 30, 2022
Fourth Quarter	Base	May 5, 2022	June 17, 2022	July 8, 2022	$0.15
Third Quarter	Base	February 3, 2022	March 11, 2022	March 31, 2022	$0.15
Second Quarter	Base	November 3, 2021	December 10, 2021	January 4, 2022	$0.15
First Quarter	Base	August 25, 2021	September 24, 2021	October 14, 2021	$0.15
June 30, 2021
Fourth Quarter	Base	May 6, 2021	June 18, 2021	July 9, 2021	$0.15
Third Quarter	Base	February 3, 2021	March 12, 2021	April 1, 2021	$0.15
Third Quarter	Supplemental	February 3, 2021	March 12, 2021	April 1, 2021	$0.03
Second Quarter	Base	November 3, 2020	December 10, 2020	January 4, 2021	$0.15
Second Quarter	Supplemental	November 3, 2020	December 10, 2020	January 4, 2021	$0.03
First Quarter	Base	August 26, 2020	September 25, 2020	October 15, 2020	$0.15
First Quarter	Supplemental	August 26, 2020	September 25, 2020	October 15, 2020	$0.03
Total					$2.07
Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not engage in any sales of unregistered securities during the fiscal year ended June 30, 2023.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Financial Index and a customized peer group of six companies that includes Crescent Capital BDC, Inc., Stellus Capital Investment Corporation, First Eagle Alternative Capital BDC, Inc., Monroe Capital Corporation, CION Investment Corporation, and WhiteHorse Finance Inc., for the period from June 30, 2018 through June 30, 2023. The graph assumes that, on June 30, 2018 an investment of $100 (with reinvestment of all dividends) was made in our common stock (at the initial public offering price of $15.00 per share), in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Investcorp Credit Management BDC, Inc., the NASDAQ Financial Index, and a Peer Group
$200
$150
$100
$50
$0
6/30/18
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
Investcorp Credit Management BDC, Inc.
NASDAQ Financial Index
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
•
the impact of global health pandemics, such as the coronavirus pandemic or other large scale events, on our or our portfolio companies’ business and the global economy;
•
our contractual arrangements and relationships with Investcorp and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with the Adviser;
•
the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;
•
the impact of fluctuations in interest rates on our business;
•
elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
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

On August 30, 2019, Investcorp Credit Management (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by the Cyrus Funds and Stifel and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $48.0 billion as of June 30, 2023. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States.

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

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components, ordinary income (the “Income-Based Fee”) and capital gains (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

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

From time to time, we may form certain taxable subsidiaries (the “Taxable Subsidiaries”) that are taxed as corporations for U.S. federal income tax purposes. At June 30, 2023 and June 30, 2022, we had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Annual Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our board of directors. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our board of directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market revalue, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid- ask spread or significant increase in the bid ask spread.

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
•
preliminary valuation conclusions are then documented and discussed by senior management and the Adviser;
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

As of June 30, 2023, and June 30, 2022 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2023, we had six investments on non-accrual status, which represented approximately 4.08% of our portfolio at fair value. As of June 30, 2022, we had six investments on non-accrual, which represented approximately 1.08% of our portfolio at fair value.

Financing Facilities

We previously, through CM Finance SPV Ltd. (“CM SPV”), our wholly owned subsidiary, entered into a $102.0 million term secured financing facility (the “Term Financing”), due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing was collateralized by a portion of the debt investments in our portfolio. On June 21, 2019, we amended the Term Financing to increase the Term Financing by $20.0 million from $102.0 million to $122.0 million. We subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bore interest with respect to the $102.0 million (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021. On November 19, 2021, the Company repaid the Term Financing in full in accordance with the terms of the Term Financing and the agreement was terminated.

As of June 30, 2023 and June 30, 2022, there were no borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2023 and June 30, 2022, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. The Capital One

Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective November 18, 2022, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to Secured Overnight Financing Rate ("SOFR") plus 2.50%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2023 and June 30, 2022, there were $71.9 million and $84.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months)

using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2023 and June 30, 2022, the outstanding principal balance of the 2026 Notes was approximately $65.0 million and $65.0 million, respectively.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2023, approximately 2.23% of our total assets were non-qualifying assets.

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

As of June 30, 2023, our investment portfolio of $220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments, 0% were second lien investments, and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

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

As of June 30, 2023, and June 30, 2022, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.46% and 10.09%, respectively. As of June 30, 2023, and June 30, 2022, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 11.32% and 9.37%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR or SOFR, as applicable, as of June 30, 2023 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. At June 30, 2023 and June 30, 2022, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30,
	2023	2022
Trading Companies & Distributors	15.98%	6.72%
Professional Services	12.83	11.55
IT Services	10.71	9.25
Commercial Services & Supplies	6.51	6.62
Software	6.26	3.77
Containers & Packaging	5.89	3.10
Machinery	4.36	—
Internet & Direct Marketing Retail	4.08	9.02
Entertainment	3.47	3.40
Household Durables	3.46	7.42
Chemicals	3.44	6.00
Diversified Consumer Services	3.30	2.88
Automobile Components	3.30	3.39
Hotels, Restaurants and Leisure	2.85	—
Consumer Staples Distribution & Retail	2.75	—
Specialty Retail	2.34	2.54
Building Products	2.05	2.02
Food Products	1.95	1.95
Automotive Retail	1.76	—
Electronic Equipment, Instruments & Components	1.48	1.26
Energy Equipment & Services	1.23	5.59
Distributors	—	5.26
Consumer Finance	—	4.87
Food & Staples Retailing	—	3.39
	100.00%	100.00%

During the year ended June 30, 2023, we made investments in eight new portfolio companies and four existing portfolio companies. These investments totaled approximately $41.3 million. Of these new investments, 98.25% consisted of first lien investments and 1.75% were in equity, warrants, and other investments.

During the year ended June 30, 2022, we made investments in 14 new portfolio companies and eight existing portfolio companies. These investments totaled approximately $137.1 million. Of these new investments, 93.4% consisted of first lien investments and 6.6% were in equity, warrants, and other investments.

At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2022, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2023, we had eleven such investments with aggregate unfunded commitments of $5,990,579. As of June 30, 2022, we had nine such investments with aggregate unfunded commitments of $13,899,529. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2023			As of June 30, 2022
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$16,538,345	7.5%	3	$35,059,097	15.0%	5
2	114,979,324	52.2	32	172,732,804	73.9	44
3	62,588,392	28.4	19	23,364,583	10.0	4
4	13,067,850	6.0	5	—	—	—
5	12,937,418	5.9	6	2,527,502	1.1	7
Total	$220,111,329	100.0%	65	$233,683,986	100.0%	60

Results of Operations

Comparison of the years ended June 30, 2023 and June 30, 2022

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2023 increased to $26.7 million from $24.4 million for the year ended June 30, 2022, primarily due to an increase in the SOFR and LIBOR rates and payment-in-kind income.

Expenses

Total (net) expenses for the year ended June 30, 2023 increased to $17.3 million from $15.5 million for the year ended June 30, 2022, primarily due to the increase in SOFR and LIBOR Rates.

Net investment income

Net investment income increased to $9.4 million for the year ended June 30, 2023 from $8.9 million for the year ended June 30, 2022, primarily due to an increase in interest and payment-in-kind income offset by an increase in expenses related to an increase in borrowing costs.

Net realized gain or loss

The net realized loss on investments totaled $26.9 million for the year ended June 30, 2023, primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

The net realized loss on investments totaled $14.4 million for the year ended June 30, 2022, primarily due to the restructure of 1888 Industrial Services, LLC –Term B and Fusion Connect Inc. –Take-Back Term Loan.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $20.7 million for the year ended June 30, 2023, primarily due to the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

We recorded a net change in unrealized appreciation of $8.1 million for the year ended June 30, 2022, primarily due to the restructure of 1888 Industrial Services, LLC –Term B and Fusion Connect Inc. –Take-Back Term Loan offset by the decrease in fair value of Techniplas Foreign Holdco LP common stock.

Comparison of the years ended June 30, 2022 and June 30, 2021

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2022 decreased to $24.4 million from $26.7 million for the year ended June 30, 2021, primarily due to a decrease in assets under management and decrease in payment-in-kind income from non-accrual investments.

Expenses

Total (net) expenses for the year ended June 30, 2022 decreased to $15.5 million from $17.6 million for the year ended June 30, 2021, primarily due to a decrease in interest expenses related to decreased borrowings under our credit facilities, a decrease in base management fees (including waiver) related to a decrease in total assets and no income-based incentive fees.

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

Liquidity and capital resources

Cash flows

For the year ended June 30, 2023, our cash balance decreased by $3,861. During that period, $20.7 million in cash was provided by operating activities, primarily due to investments of $51.3 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $61.9 million. During the same period, cash from financing activities decreased by $20.7 million, resulting primarily from proceeds of $46.9 million from borrowings under the Capital One Revolving Financing, offset by repayments of $59.0 million of borrowing under the Capital One Revolving Financing, and distributions of $8.6 million to our stockholders.

Capital Resources

As of June 30, 2023, we had $1.1 million of cash as well as $8.1 million in restricted cash and $28.1 million of capacity under the Capital One Revolving Financing. As of June 30, 2023, we had approximately $135.7 million of senior securities outstanding and our asset coverage ratio was 164.1%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under our Capital One Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of each of the fiscal years ended June 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, respectively.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Capital One Revolving Financing
Fiscal Year ended June 30, 2023	$71,900,000	(5)	$3,133	—	N/A
Fiscal Year ended June 30, 2022	$84,000,000	(5)	$2,864	—	N/A
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(6)	$2,567	—	N/A
Fiscal Year ended June 30, 2020	$132,000,000	(6)	$2,200	—	N/A
Fiscal Year ended June 30, 2019	$133,026,670	(6)	$2,329	—	N/A
Fiscal Year ended June 30, 2018	$119,823,000	(6)	$2,431	—	N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—	N/A
Fiscal Year ended June 30, 2016	$132,478,329	(7)	$2,229	—	N/A
Fiscal Year ended June 30, 2015	$150,847,459	(7)	$2,306	—	N/A
Fiscal Year ended June 30, 2014	$85,591,314	(7)	$3,339	—	N/A
Fiscal Year ended June 30, 2013	$76,500,000		$1,860	—	N/A
Citi Revolving Financing(8)
Fiscal Year ended June 30, 2021	$—		N/A	—	N/A
Fiscal Year ended June 30, 2020	$—		N/A	—	N/A
Fiscal Year ended June 30, 2019	$—		N/A	—	N/A
Fiscal Year ended June 30, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2017	$—		N/A	—	N/A
6.125% notes due 2023(9)
Fiscal Year ended June 30, 2021	$—		$—	—	$—
Fiscal Year ended June 30, 2020	$51,375,000		$5,674	—	$926
Fiscal Year ended June 30, 2019	$34,500,000		$8,969	—	$1,012
4.875% notes due 2026(10)
Fiscal Year ended June 30, 2023	$65,000,000		$3,466	—	N/A
Fiscal Year ended June 30, 2022	$65,000,000		$3,701	—	N/A
Fiscal Year ended June 30, 2021	$65,000,000		$4,027	—	N/A

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

In accordance with certain applicable U.S. Department of Treasury (“Treasury”) regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (10% for distributions made on or after November 1, 2021, and on or before June 30, 2023) of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% (or 10% if applicable) of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or the revenue procedure.

Advisory Agreement

The Company is party to the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”).

For the year ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023. For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived and $1,054,063 was payable at June 30, 2022. For the year ended June 30,

2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived and $1,070,580 was payable at June 30, 2021.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2023, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2023, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $576,023 of Income-Based Fees are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no Income-Based Fees. As of June 30, 2022, $182,095 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2021, we incurred no Income-Based Fees. As of June 30, 2021, $647,885 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2023.

Under U.S. GAAP, the Company calculate the Capital Gains Fee as if it had realized all assets at their fair values as of the reporting date. Accordingly, the Company accrues a provisional Capital Gains Fee taking into account any unrealized gains or losses. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

As of June 30, 2023, June 30, 2022 and June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023, our off-balance sheet arrangements consisted of $6.0 million in unfunded commitments to ten of our portfolio companies. As of June 30, 2022, our off-balance sheet arrangements consisted of $13.9 million in unfunded commitments to eight of our portfolio companies. We maintain sufficient liquidity (through cash and borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2023 and through September 15, 2023, the Company invested a total of $4.1 million, which included investments in one new portfolio company and one existing portfolio company. As of September 15, 2023, the Company had investments in 37 portfolio companies.

On September 14, 2023, the Company’s board of directors declared a distribution for the quarter ended September 30, 2023 of $0.13 per share payable on November 2, 2023 to stockholders of record as of October 12, 2023 and a supplemental distribution of $0.02 per share payable on November 2, 2023 to stockholders of record as of October 12, 2023.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 5.4% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.4%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, as applicable, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Investcorp Credit Management BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2023 and 2022, by correspondence with the custodian or the agents of the underlying investments or management of the underlying investments themselves or by other appropriate auditing procedures where replies from the custodian or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments

As of June 30, 2023, the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy was approximately $220.1 million. As discussed in Notes 2i and 4d in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and equity of private and thinly-traded U.S. middle-market companies. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing yield analysis, market comparable approach, recent transaction and recovery analysis, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including market yields, EBITDA multiples, revenue multiples, recent transaction and recovery amount.

We identified the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy as a critical audit matter given the Company uses significant subjective judgments to estimate the fair value of such investments. Auditing management’s selection of valuation techniques and the related unobservable inputs increased audit effort and included the use of a valuation specialist.

Our audit procedures related to the valuation techniques, unobservable inputs and assumptions used by management to estimate the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy, included the following, among others:

•
We obtained the valuation summary reports from the Company and tested the source information used to determine the valuation input and the mathematical accuracy of the calculation used to compute the input.

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

•
We evaluated the reasonableness of the related significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods by comparing these inputs to external sources, including, but not limited to:

- Historical operating results of the investment as obtained from the Company and, in certain instances, from the underlying investment entity, among other sources, the financial statements and the valuation committee materials of the investment.

- Available market data for comparable companies.

- Subsequent events and transactions, where available.

•
With the assistance of a valuation specialists, we performed the following:

- For a portion of Level 3 investments, evaluated the valuation techniques compared to those of a market participant, used market information to develop a range of market yield, comparable financial performance multiples and discount rate assumptions and compared them to the assumptions used by management.

- For a portion of Level 3 investments, developed an independent estimate of the fair value and compared our estimates to management’s estimates.

•
We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date. We took into consideration changes in market or investment specific factors, where available.

/s/ RSM US LLP

We have served as the auditor to one or more of the investment companies advised by CM Investment Partners LLC since 2017.

New York, New York

September 21, 2023

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2023	June 30, 2022
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $219,319,251 and $254,172,763, respectively)	$210,150,018	$223,037,183
Affiliated investments, at fair value (amortized cost of $23,979,565 and $23,395,242, respectively)	9,961,311	10,646,803
Total investments, at fair value (amortized cost of $243,298,816 and $277,568,005, respectively)	220,111,329	233,683,986
Cash	1,093,758	2,550,021
Cash, restricted	8,057,458	6,605,056
Principal receivable	93,581	835,043
Interest receivable	2,041,877	2,298,443
Payment-in-kind interest receivable	46,088	2,137
Other receivables	1,050	—
Prepaid expenses and other assets	361,719	410,401
Total Assets	$231,806,860	$246,385,087
Liabilities
Notes payable:
Revolving credit facility	$71,900,000	$84,000,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,220,556)	(1,913,889)
Unamortized discount	(195,553)	(266,663)
Notes payable, net	135,483,891	146,819,448
Payable for investments purchased	1,795,297	246,984
Dividend payable	2,590,520	2,157,872
Income-based incentive fees payable	576,023	182,095
Base management fees payable	906,218	1,054,063
Interest payable	2,293,766	1,574,356
Directors' fees payable	15,755	20,780
Accrued expenses and other liabilities	445,082	820,097
Total Liabilities	144,106,552	152,875,695
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,391,775 and 14,385,810 shares issued and outstanding, respectively)	14,392	14,386
Additional paid-in capital	203,327,714	203,590,126
Distributable earnings (loss)	(115,641,798)	(110,095,120)
Total Net Assets	87,700,308	93,509,392
Total Liabilities and Net Assets	$231,806,860	$246,385,087
Net Asset Value Per Share	$6.09	$6.50

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended June 30,
	2023	2022	2021
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$23,822,181	$22,641,798	$22,716,304
Affiliated investments	(20,611)	29,813	97,293
Total interest income	23,801,570	22,671,611	22,813,597
Payment in-kind interest income
Non-controlled, non-affiliated investments	1,250,169	102,720	2,334,246
Affiliated investments	70,070	208,470	155,780
Total payment-in-kind interest income	1,320,239	311,190	2,490,026
Dividend income
Non-controlled, non-affiliated investments	101,755	—	—
Affiliated investments	—	296,126	—
Total dividend income	101,755	296,126	—
Payment in-kind dividend income
Non-controlled, non-affiliated investments	691,972	282,952	—
Affiliated investments	—	—	—
Total payment-in-kind dividend income	691,972	282,952	—
Other fee income
Non-controlled, non-affiliated investments	768,617	868,727	1,383,850
Affiliated investments	—	759	1,502
Total other fee income	768,617	869,486	1,385,352
Total investment income	26,684,153	24,431,365	26,688,975
Expenses:
Interest expense	8,413,409	6,633,587	7,359,079
Base management fees	4,201,394	4,594,588	4,716,233
Income-based incentive fees	401,597	(348,670)	-
Provision for tax expense	294,330	270,618	268,992
Professional fees	984,290	1,302,513	1,514,186
Allocation of administrative costs from Adviser	966,045	1,247,205	1,397,069
Amortization of deferred debt issuance costs	693,333	621,111	1,107,497
Amortization of original issue discount - 2026 Notes	71,110	71,110	17,777
Insurance expense	506,963	512,347	454,324
Directors' fees	302,500	302,500	312,500
Custodian and administrator fees	292,267	334,214	333,168
Other expenses	516,160	446,330	473,385
Total expenses	17,643,398	15,987,453	17,954,210
Waiver of base management fees	(387,311)	(480,032)	(366,951)
Waiver of income-based incentive fees	—	—	—
Net expenses	17,256,087	15,507,421	17,587,259
Net investment income	9,428,066	8,923,944	9,101,716
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(26,890,095)	(6,198,762)	(5,776,334)
Affiliated investments	—	(8,196,669)	—
Net realized gain (loss) from investments	(26,890,095)	(14,395,431)	(5,776,334)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	21,966,347	2,898,538	525,501
Affiliated investments	(1,269,815)	5,159,579	(6,164,708)
Net change in unrealized appreciation (depreciation) on investments	20,696,532	8,058,117	(5,639,207)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(6,193,563)	(6,337,314)	(11,415,541)
Net increase (decrease) in net assets resulting from operations	$3,234,503	$2,586,630	$(2,313,825)
Basic and diluted:
Net investment income per share	$0.66	$0.62	$0.65
Earnings per share	$0.22	$0.18	$(0.17)
Weighted average shares of common stock outstanding	14,389,163	14,304,641	13,908,612
Distributions paid per common share	$0.63	$0.60	$0.69

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the Years Ended June 30,
	2023	2022	2021
Net assets at beginning of period	$93,509,392	$96,355,849	$108,124,995
Increase (decrease) in net assets resulting from operations:
Net investment income	9,428,066	8,923,944	9,101,716
Net realized gain (loss) from investments	(26,890,095)	(14,395,431)	(5,776,334)
Net change in unrealized appreciation (depreciation) on investments	20,696,532	8,058,117	(5,639,207)
Net increase (decrease) in net assets resulting from operations	3,234,503	2,586,630	(2,313,825)
Stockholder distributions:
Distributions from net investment income	(9,065,336)	(8,630,756)	(9,597,248)
Distributions from capital gains	—	—	—
Net decrease in net assets resulting from stockholder distributions	(9,065,336)	(8,630,756)	(9,597,248)
Capital transactions:
Issuance of common shares (0 and 453,985 and 0, respectively)	—	3,141,576	—
Reinvestments of stockholder distributions	21,749	56,093	141,927
Net increase (decrease) in net assets resulting from capital transactions	21,749	3,197,669	141,927
Net increase (decrease) in net assets	(5,809,084)	(2,846,457)	(11,769,146)
Net assets at end of period	$87,700,308	$93,509,392	$96,355,849

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,234,503	$2,586,630	$(2,313,825)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(51,269,621)	(144,746,910)	(89,092,452)
Payment in-kind interest and dividends	(1,968,260)	(633,752)	(2,973,330)
Sales and repayments of investments	61,928,745	153,877,788	108,183,417
Net realized (gain) loss on investments	26,890,095	14,395,431	5,776,334
Net change in unrealized appreciation/depreciation on investments	(20,696,532)	(8,058,117)	5,639,207
Amortization of discount/premium on investments	(1,311,770)	(2,662,806)	(2,767,087)
Amortization of deferred debt issuance costs	693,333	621,111	1,107,497
Amortization of original issue discount	71,110	71,110	17,777
Net (increase) decrease in operating assets:
Interest receivable	256,566	203,148	(199,950)
Payment-in-kind interest receivable	(43,951)	39,610	472,896
Principal receivable	741,462	5,040,250	(4,298,563)
Other receivables	(1,050)	427,208	708,355
Prepaid expenses and other assets	48,682	(34,204)	(25,536)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	1,548,313	246,984	—
Interest payable	719,410	624,996	(51,092)
Directors fees payable	(5,025)	(8,079)	4,300
Accrued expenses and other liabilities	(375,015)	(294,737)	206,927
Base management fees payable	(147,845)	(16,517)	(126,357)
Income-based incentive fees payable	393,928	(465,790)	(59,911)
Net cash (used in) provided by operating activities	20,707,078	21,213,354	20,208,607
Cash Flows from Financing Activities:
Payment for deferred financing costs	—	(1,300,000)	(1,300,000)
Issuance of common shares	—	3,141,576	-
Distributions to stockholders	(8,610,939)	(8,505,056)	(9,866,416)
Repayments of Term loan	—	(102,000,000)	—
Proceeds from 2026 Notes, net	—	—	64,644,450
Repayments of 2023 Notes	—	—	(51,375,000)
Proceeds from borrowing on revolving financing facility	46,900,000	182,835,346	—
Repayments of borrowing on revolving financing facility	(59,000,000)	(98,835,346)	(30,000,000)
Net cash (used in) provided by financing activities	(20,710,939)	(24,663,480)	(27,896,966)
Net change in cash	(3,861)	(3,450,126)	(7,688,359)
Cash:
Cash and restricted cash at beginning of year(1)	9,155,077	12,605,203	20,293,562
Cash and restricted cash at end of period(2)	$9,151,216	$9,155,077	$12,605,203
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$7,693,998	$6,008,590	$7,765,722
Cash paid for taxes	$294,330	$270,618	$268,992
Issuance of shares pursuant to Dividend Reinvestment Plan	$21,749	$56,093	$141,927
Non-cash purchase of investments	$(16,865,488)	$(2,903,400)	$(10,401,686)
Non-cash sale of investments	$16,865,488	$2,903,400	$10,401,686

(1)
Represents $2,550,021 and $5,845,249 of unrestricted cash as of June 30, 2023 and June 30, 2022, respectively, and $6,605,056 and $6,759,954 of restricted cash for the same periods.
(2)
Represents $1,093,758 and $2,550,021 of unrestricted cash as of June 30, 2023 and June 30, 2022, respectively, and $8,057,458 and $6,605,056 of restricted cash for the same periods.

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 7.50% (1.00% Floor)	2/4/2020	6/30/2025	$1,132,352	$1,132,352	$1,132,352	1.29%
Advanced Solutions International	(10)	Software	3M S + 6.00% (1.00% Floor)	9/1/2020	9/16/2025	6,750,000	6,675,818	6,750,000	7.70%
AHF Parent Holding, Inc.	(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,687,500	4,656,726	4,511,719	5.14%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,200,000	5,152,059	5,148,000	5.87%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants, and Leisure	3M S + 4.25%	4/6/2023	7/10/2025	6,981,712	6,304,958	6,283,541	7.16%
Amerequip, LLC	(10)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	4,994,516	4,950,906	4,994,516	5.69%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	4,239,241	3,888,170	3,878,905	4.42%
American Nuts Holdings, LLC - Term Loan A	(3)(9)(10)	Consumer Staples Distribution & Retail	3M S + 6.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,760,262	3,030,698	3.46%
American Nuts Holdings, LLC - Term Loan B	(3)(9)(10)	Consumer Staples Distribution & Retail	3M S + 8.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,759,975	3,030,698	3.46%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,718,794	217,077	0.25%
Arborworks Acquisition LLC	(6)(10)	Commercial Services & Supplies	3M L + 7.00% + 3.00% PIK (1.00% Floor)	11/24/2021	11/9/2026	8,033,532	7,976,037	6,025,149	6.87%
Arborworks Acquisition LLC - Revolver	(4)(6)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	1,308,407	1,308,407	981,305	1.12%
Archer Systems, LLC	(10)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	5,414,246	5,367,591	5,441,317	6.20%
Bioplan USA, Inc. - Take-Back Term Loan	(3)	Containers & Packaging	3M S + 3.25% + 5.00% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,605,485	5,303,003	5,213,101	5.94%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,435,421	3,602,984	4.11%
CareerBuilder, LLC	(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2026	6,017,119	6,008,781	2,572,318	2.93%
Cook & Boardman Group, LLC	(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,547,181	9,508,116	9,213,030	10.51%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 7.06% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,959,319	7,640,000	8.71%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,805,376	7,735,660	7,610,242	8.68%
Empire Office Inc.	(10)	Trading Companies & Distributors	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	11,976,967	11,923,473	11,947,025	13.62%
Evergreen North America Acquisitions, LLC	(10)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	4,467,360	4,394,797	4,400,349	5.02%
Evergreen North America Acquisitions, LLC - Revolver	(4)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	211,107	211,107	207,941	0.24%
Flatworld Intermediate Corporation	(10)	IT Services	3M S + 6.50% (1.00% Floor)	10/3/2022	10/1/2027	2,420,270	2,376,950	2,359,764	2.69%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Fusion Connect, Inc. - 2022 Term Loan	(3)(10)	IT Services	3M S + 7.50% + 1.00% PIK (1.00% Floor)	1/12/2022	1/18/2027	$6,838,831	$6,684,667	$6,684,957	7.62%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,562,500	4,467,824	4,288,750	4.89%
Klein Hersh, LLC	(3)(10)(11)	Professional Services	3M S + 4.63% + 6.77% PIK (0.50% Floor)	4/21/2022	4/27/2027	10,390,813	10,275,044	8,078,857	9.21%
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,268,500	7,187,704	7,268,500	8.29%
NWN Parent Holdings LLC	(10)	IT Services	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	8,402,893	8,350,223	8,423,901	9.61%
NWN Parent Holdings LLC - Revolver	(4)	IT Services	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	400,000	400,000	401,000	0.46%
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,969,729	8,942,153	8,969,729	10.23%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 5.94% (1.00% Floor)	7/29/2022	7/16/2027	3,970,000	3,935,901	3,970,000	4.53%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,508,087	6,440,129	6,443,006	7.35%
Sandvine Corporation	(5)(7)(10)	Software	3M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,074,088	5,046,833	5.75%
South Coast Terminals, LLC	(10)	Chemicals	1M L + 5.75% (1.00% Floor)	12/21/2021	12/10/2026	7,606,650	7,550,110	7,568,617	8.63%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.50% (1.00% Floor)	6/6/2022	6/7/2027	9,901,923	9,819,740	9,629,620	10.98%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	729,375	0.83%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	8,895,000	8,818,485	8,895,000	10.14%
Xenon Arc, Inc. - Revolver	(4)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2026	253,333	253,333	253,333	0.29%
Total Senior Secured First Lien Debt Investments							204,458,083	192,843,509	219.89%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$95,947	0.11%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	2,037,299	2.33%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,758,577	2.01%
Arborworks Acquisition LLC (Equity Interest)	(8)	Commercial Services & Supplies				62	62,112	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,941	4,142,687	4.72%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	318,000	0.36%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	38,722	0.04%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				89,046	—	133,720	0.15%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,209	1,184,606	575,914	0.66%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				13,457	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				89,046	—	133,720	0.15%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			59,749	5,974,924	4,824,752	5.50%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				500,000	500,000	880,000	1.01%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	898,491	1.02%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	635,000	0.72%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	833,680	0.95%
Total Equity, Warrants and Other Investments							14,861,168	17,306,509	19.73%
Total Non-Controlled/Non-Affiliated Investments							$219,319,251	$210,150,018	239.62%
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A	(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	8/31/2024	$5,911,230	5,911,230	1,477,807	1.69%
1888 Industrial Services, LLC - Term C	(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	8/31/2024	$630,870	630,870	630,870	0.72%
1888 Industrial Services, LLC - Revolver	(4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	8/31/2024	$2,365,434	2,365,434	591,359	0.67%
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$735,240	735,240	827,410	0.94%
Total Senior Secured First Lien Debt Investments							9,642,774	3,527,446	4.02%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	—%
Techniplas Foreign Holdco LP Common Stock		Automobile Components				879,559	14,336,791	6,433,865	7.34%
Total Equity, Warrants and Other Investments							14,336,791	6,433,865	7.34%
Total Affiliated Investments							$23,979,565	$9,961,311	11.36%
Total Investments							$243,298,816	$220,111,329	250.98%
Liabilities in excess of other assets								(132,411,021)	(150.98)%
Net Assets								$87,700,308	100.00%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2023

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $220,111,329 at fair value and represented 250.98% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 2.12% of the Company’s total assets, at fair value.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2023

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of June 30, 2023, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the year ended June 30, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$—	$1,477,807	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	(47,950)	—	—	630,870	(20,611)
	Revolver (3M LIBOR + 5.00%)	556,152	140,826	—	—	(105,619)	591,359	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	931,265	70,051	—	—	(173,906)	827,410	70,070
	Common Stock(e)	7,002,759	421,396	—	—	(990,290)	6,433,865	—
		$10,646,803	$632,273	$(47,950)	$—	$(1,269,815)	$9,961,311	$49,459

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
(e)
Investment is non-income producing.

1M L — 1-month LIBOR (5.22% as of June 30, 2023)

3M L — 3-month LIBOR (5.55% as of June 30, 2023)

6M L — 6-month LIBOR (5.76% as of June 30, 2023)

PRIME — 8.25% as of June 30, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.14% as of June 30, 2023)

3M S — 3-month SOFR (5.27% as of June 30, 2023)

6M S — 3-month SOFR (5.39% as of June 30, 2023)

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2022

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies Inc		Electronic Equipment, Instruments & Components	3M L + 7.50% (1.00% Floor)	2/4/2020	2/2/2024	$1,179,426	$1,179,426	$1,161,735	1.24%
Advanced Solutions International	(10)	Software	3M L + 7.50% (1.00% Floor)	9/1/2020	9/16/2025	7,125,000	7,017,289	7,053,750	7.54%
Agrofresh Inc.	(10)	Chemicals	1M L + 6.25% (1.00% Floor)	8/31/2021	12/31/2024	5,194,422	5,210,912	5,155,464	5.51%
AHF Parent Holding, Inc.	(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,968,750	4,931,102	4,720,312	5.05%
ALCV Purchaser, Inc.	(10)	Specialty Retail	1M L + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	6,000,000	5,928,416	5,940,000	6.35%
Altern Marketing, LLC	(10)	Internet & Direct Marketing Retail	3M L + 6.00% (2.00% Floor)	10/7/2019	10/7/2024	10,380,373	10,294,072	10,224,667	10.94%
American Nuts Holdings, LLC	(10)	Food & Staples Retailing	3M S + 6.75% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,981	3,960,000	4.23%
American Nuts Holdings, LLC	(10)	Food & Staples Retailing	3M S + 8.25% (1.00% Floor)	4/4/2022	4/10/2026	4,000,000	3,961,901	3,960,000	4.23%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) – Revolver	(4)(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	1,530,515	1,512,691	459,155	0.49%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	6/8/2023	8,372,778	8,140,989	—	0.00%
Arborworks Acquisition LLC	(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	7,953,416	7,881,743	7,595,512	8.12%
Arborworks Acquisition LLC	(10)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	745,342	745,342	711,801	0.76%
Barri Financial Group, LLC		Consumer Finance	1M L + 7.75% (1.00% Floor)	10/21/2019	6/30/2026	11,608,000	11,392,042	11,375,840	12.17%
Bioplan USA, Inc.	(3)	Containers & Packaging	3M L + 7.25% 0.50% PIK (1.00% Floor)	8/9/2018	12/22/2023	8,476,675	7,370,621	7,247,557	7.75%
CareerBuilder, LLC	(10)	Professional Services	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2023	8,041,808	7,963,073	6,272,610	6.71%
Cook & Boardman Group LLC	(10)	Trading Companies & Distributors	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,647,995	9,594,060	9,165,596	9.80%
Crafty Apes, LLC	(10)	Entertainment	1M S + 8.25% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,932,448	7,920,000	8.47%
DSG Entertainment Services, Inc.	(5)(6)(7)(9)	Entertainment	P + 6.50% (2.00% Floor)	6/29/2018	6/30/2021	797,857	799,037	34,388	0.04%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,955,054	7,861,014	7,955,053	8.51%
Empire Office Inc.	(10)	Distributors	1M L + 6.50% (1.50% Floor)	3/28/2019	4/12/2024	12,487,734	12,337,737	12,300,418	13.16%
Fusion Connect Inc. – 2022 Term Loan		IT Services	6M L + 7.50% (1.00% Floor)	1/12/2022	1/18/2027	6,965,000	6,771,109	6,764,756	7.23%
Horus Infrastructure IA LLC	(10)	Energy Equipment & Services	3M L + 4.50% (0.25% Floor)	11/8/2019	10/25/2022	4,375,000	4,350,685	4,309,375	4.61%
INW Manufacturing, LLC	(10)	Food Products	3M L + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,812,500	4,691,507	4,547,812	4.86%
Klein Hersh LLC	(10)(11)	Professional Services	3M S + 8.62% (0.50% Floor)	4/21/2022	4/27/2027	9,960,999	9,816,901	9,811,584	10.50%
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M L + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	6,965,000	6,872,917	6,721,225	7.18%
LH Intermediate Corporation	(10)	Household Durables	3M L + 7.50% (1.00% Floor)	6/2/2021	6/2/2026	9,375,000	9,252,345	9,375,000	10.03%
Liberty Oilfield Services LLC	(5)(10)	Energy Equipment & Services	1M L + 7.63% (1.00% Floor)	9/19/2017	9/19/2024	6,033,750	5,982,165	6,033,750	6.45%
NWN Parent Holdings LLC	(10)	IT Services	3M L + 6.50% (1.00% Floor)	5/5/2021	5/7/2026	8,688,479	8,618,616	8,406,104	8.99%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	6M L + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	$10,845,627	$10,789,901	$10,845,627	11.60%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M L + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,859,319	6,755,776	6,619,243	7.08%
South Coast Terminals, LLC	(10)	Chemicals	1M L +6.00% (1.00% Floor)	12/21/2021	12/10/2026	8,987,097	8,904,626	8,874,758	9.49%
Work Genius Holdings, Inc.	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/6/2027	10,000,000	9,901,039	9,900,000	10.59%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	6M L + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	5,970,000	5,914,417	5,790,900	6.19%
Total Senior Secured First Lien Debt Investments							224,637,900	211,213,992	225.88%
Senior Secured Second Lien Debt Investments
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.)	(3)(6)(9)	Software	6M L + 9.50% PIK (1.00% Floor)	11/30/2016	6/6/2024	17,510,848	17,374,608	—	0.00%
Total Senior Secured Second Lien Debt Investments							17,374,608	—	0.00%
Equity, Warrants and Other Investments
4L Technologies Inc Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	2,171,581	74,959	0.08%
4L Technologies Inc Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,716,825	1.84%
Advanced Solutions International Preferred Equity	(8)	Software				888,170	1,000,000	1,287,846	1.38%
Arborworks Acquisition LLC (Equity Interest)	(8)	Commercial Services & Supplies				62	62,112	55,899	0.06%
Fusion Connect Inc. – Backstop Warrants	(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect Inc. – Common Stock	(8)	IT Services				2,244	101	71	0.00%
Fusion Connect Inc. – Equity Investor Warrants	(8)	IT Services				1,345,747	—	—	0.00%
Fusion Connect Inc. – Investor Warrants	(8)	IT Services				8,904,634	—	192,340	0.21%
Fusion Connect Inc. – Series A Preferred	(8)	IT Services				52,830	5,282,952	5,282,952	5.65%
Fusion Connect Inc. – Series B Preferred	(8)	IT Services				24,365,787	1,184,505	769,959	0.82%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				500,000	500,000	500,000	0.53%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	750,000	0.80%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	500,000	0.53%
Work Genius Holdings, Inc.(8)	(8)	Professional Services				500	500,000	500,000	0.53%
Total Equity, Warrants and Other Investments							12,160,255	11,823,191	12.64%
Total Non-Controlled/Non-Affiliates Investments							$254,172,763	$223,037,183	238.52%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2022

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments(12)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC – Term A	(3)(9)	Energy Equipment & Services	3M L +5.00% PIK (1.00% Floor)	9/30/2016	5/1/2023	$5,911,230	$5,911,230	$1,477,807	1.59%
1888 Industrial Services, LLC – Term C		Energy Equipment & Services	3M L +5.00% (1.00% Floor)	6/25/2019	5/1/2023	678,820	678,820	678,820	0.72%
1888 Industrial Services, LLC – Revolver	(4)(9)	Energy Equipment & Services	3M L +5.00% (1.00% Floor)	6/25/2019	5/1/2023	2,224,607	2,224,607	556,152	0.59%
Techniplas Foreign Holdco LP	(3)	Auto Components	6M L + 6.00% 10.00% PIK	6/19/2020	6/18/2027	665,189	665,189	931,265	1.00%
Total Senior Secured First Lien Debt Investments							9,479,846	3,644,044	3.91%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	0.00%
Techniplas Foreign Holdco LP Common Stock	(8)	Auto Components				769,534	13,915,396	7,002,759	7.48%
Total Equity, Warrants and Other Investments							13,915,396	7,002,759	7.48%
Total Affiliated Investments							$23,395,242	$10,646,803	11.39%
Total Investments							$277,568,005	$233,683,986	249.91%
Liabilities in excess of other assets								(140,174,594)	(149.91)%
Net Assets								$93,509,392	100.00%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

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

June 30, 2023

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

In connection with the Investcorp Transaction, on June 26, 2019, the Company’s board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved a new investment advisory agreement (the “Advisory Agreement”) which was subsequently approved by the Company’s stockholders at a special meeting of stockholders held on August 28, 2019. In connection with the closing of the Investcorp Transaction, on August 30, 2019, the Company entered into the Advisory Agreement and a new administration agreement (the “Administration Agreement”) with the Adviser as its investment adviser and administrator, respectively. The Advisory Agreement and the Administration Agreement are substantially similar to the Company’s prior investment advisory agreement between the Company and the Adviser and the Company’s prior administration agreement, respectively.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2023, 2022 and 2021, the Company had no taxable subsidiaries.

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

The Company reclassified prior period affiliate and other information in the accompanying consolidated balance sheet and income statements to conform to its current period presentation. These reclassifications had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the years ended June 30, 2023, June 30, 2022 and June 30, 2021, $491,359, $1,256,008 and $1,200,550 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value. As of June 30, 2022, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A and Revolver, DSG Entertainment Services, Inc, and the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) First and Second lien loans and Revolver, which collectively represented 1.1% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,320,239, $311,190 and $2,490,026 during the years ended June 30, 2023, June 30, 2022 and June 30, 2021, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $691,972 and $282,952 during the years ended June 30, 2023 and June 30, 2022, respectively. The Company earned no PIK dividends during the year ended June 30, 2021.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2023 or June 30, 2022.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company incurred excise tax expenses of $294,330, $264,756, and $263,703 for the years ended December 31, 2022, 2021 and 2020, respectively (included in the provision for tax expenses on the consolidated statement of operations).

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2023, 2022 and 2021, the Company recorded distributions of $9.1 million, $8.6 million and $9.6 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2020 through the present remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended June 30, 2023, June 30, 2022 and June 30, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

	As of June 30,
	2023	2022	2021
Additional paid-in capital	$(284,155)	$(264,971)	$(263,947)
Distributable earnings	284,155	264,971	263,947

The tax character of all distributions paid by the Company during the years ended June 30, 2023, June 30, 2022 and June 30, 2021 were ordinary income.

At June 30, 2023, June 30, 2022 and June 30, 2021, the components of distributable earnings/(loss) on a tax basis are as follows:

	As of June 30,
	2023	2022	2021
Undistributed net investment income	$11,648,379	$9,342,951	$8,587,905
Accumulated capital gains (losses) and other	(27,970,779)	(15,703,257)	(6,846,521)
Capital loss carryover	(73,713,555)	(57,692,925)	(52,026,948)
Unrealized appreciation (depreciation)	(23,015,323)	(43,884,017)	(51,942,136)
Distributions payable	(2,590,520)	(2,157,872)	(2,088,265)
Distributable earnings (loss)	$(115,641,798)	$(110,095,120)	$(104,315,965)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2023, the Company had a net short-term capital loss carryforward of $1,971,187 and a net long-term capital loss carryforward of $71,742,368 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of June 30, 2023, the Company had a post-October short-term capital loss deferral of $41,242 and a post-October long-term capital loss deferral of $27,178,811. These losses are deemed to arise on July 1, 2023.

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Therefore, under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ended June 30, 2021.

As of June 30, 2023, June 30, 2022 and June 30, 2021, there was no capital gains incentive fee payable to the Adviser under the Advisory Agreement.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended June 30, 2023, June 30, 2022 and June 30, 2021, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Year ended June 30,
	2023	2022	2021
Investment purchases, at cost (including PIK interest)	$53,237,881	$145,380,662	$92,065,783
Investment sales and repayments	61,928,745	153,877,788	108,183,417

The composition of the Company’s investments as of June 30, 2023, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$214,100,857	88.00%	$196,370,955	89.21%
Equity, Warrants and Other Investments	29,197,959	12.00	23,740,374	10.79
Total	$243,298,816	100.00%	$220,111,329	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,176,879	15.98%
Professional Services	28,238,167	12.83
IT Services	23,576,450	10.71
Commercial Services & Supplies	14,329,460	6.51
Software	13,772,487	6.26
Containers & Packaging	12,958,772	5.89
Machinery	9,602,806	4.36
Internet & Direct Marketing Retail	8,969,729	4.08
Entertainment	7,640,000	3.47
Household Durables	7,610,242	3.46
Chemicals	7,568,617	3.44
Diversified Consumer Services	7,268,500	3.30
Automobile Components	7,261,275	3.30
Hotels, Restaurants, and Leisure	6,283,541	2.85
Consumer Staples Distribution & Retail	6,061,396	2.75
Specialty Retail	5,148,000	2.34
Building Products	4,511,719	2.05
Food Products	4,288,750	1.95
Automotive Retail	3,878,905	1.76
Electronic Equipment, Instruments & Components	3,265,598	1.48
Energy Equipment & Services	2,700,036	1.23
Total	$220,111,329	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$26,984,194	11.55%
IT Services	21,608,522	9.25
Internet & Direct Marketing Retail	21,070,294	9.02
Household Durables	17,330,053	7.42
Trading Companies & Distributors	15,706,496	6.72
Commercial Services & Supplies	15,482,455	6.62
Chemicals	14,030,222	6.00
Energy Equipment & Services	13,055,904	5.59
Distributors	12,300,418	5.26
Consumer Finance	11,375,840	4.87
Software	8,800,751	3.77
Entertainment	7,954,388	3.40
Auto Components	7,934,024	3.39
Food & Staples Retailing	7,920,000	3.39
Containers & Packaging	7,247,557	3.10
Diversified Consumer Services	6,721,225	2.88
Specialty Retail	5,940,000	2.54
Building Products	4,720,312	2.02
Food Products	4,547,812	1.95
Electronic Equipment, Instruments & Components	2,953,519	1.26
Total	$233,683,986	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$94,658,227	43.00%
U.S. West	44,911,266	20.40
U.S. Midwest	26,602,440	12.09
U.S. Southeast	20,803,349	9.45
U.S. Mid-Atlantic	17,721,607	8.05
U.S. Southwest	10,367,607	4.71
International	5,046,833	2.30
Total	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2022:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$105,824,484	45.29%
U.S. West	48,352,026	20.69
U.S. Midwest	31,898,956	13.65
U.S. Mid-Atlantic	17,507,192	7.49
U.S. Southwest	15,685,215	6.71
U.S. Southeast	14,381,725	6.16
International	34,388	0.01
Total	$233,683,986	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the year ended June 30, 2023, the Company made investments in new and existing portfolio companies of approximately $37.1 million and $4.2 million, respectively, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2023, the Company made investments of $9.9 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At June 30, 2023 and June 30, 2022, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$196,370,955	$196,370,955
Equity, Warrants and Other Investments	—	—	23,740,374	23,740,374
Total Investments	$—	$—	$220,111,329	$220,111,329

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	51,824,515	—	—	1,413,366	53,237,881
Sales	(61,928,745)	—	—	—	(61,928,745)
Amortization	1,311,770	—	—	—	1,311,770
Net realized gains (losses)	(9,515,487)	(17,374,608)	—	—	(26,890,095)
Transfers in	—	—	—	1,708,942	1,708,942
Transfers out	(1,708,942)	—	—	—	(1,708,942)
Net change in unrealized appreciation (depreciation)	1,529,808	17,374,608	—	1,792,116	20,696,532
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2023	$(7,507,021)	$—	$—	$1,377,567	$(6,129,454)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2021	$230,351,618	$6,240,000	$—	$9,264,002	$245,855,620
Purchases (including PIK interest)	136,101,744	—	—	9,278,918	145,380,662
Sales	(145,707,097)	(8,000,000)	—	(170,691)	(153,877,788)
Amortization	2,598,931	63,875	—	—	2,662,806
Net realized gains (losses)	(11,580,771)	—	—	(2,814,660)	(14,395,431)
Transfers in	—	—	—	1,184,506	1,184,506
Transfers out	(1,184,506)	—	—	—	(1,184,506)
Net change in unrealized (depreciation) appreciation	4,278,117	1,696,125	—	2,083,875	8,058,117
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2022	$(6,326,622)	$—	$—	$2,083,876	$(4,242,746)

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

During the year ended June 30, 2023, $1,708,942 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the year ended June 30, 2022, $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring and during the year ended June 30, 2021, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2023 and June 30, 2022. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$161,776,983	Income Approach	Market Yields	13.3%	10.1%-18.0%
Senior Secured First Lien Debt Investments	13,895,260	Market Comparable Approach	EBITDA Multiple	17.3x	5.7x-21.2x
Senior Secured First Lien Debt Investments	5,272,355	Market Comparable Approach	Revenue Multiple	0.3x	0.30x-0.38x
Senior Secured First Lien Debt Investments	15,209,280	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	217,077	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants, and Other Investments	4,824,752	Income Approach	Market Yields	18.0%	18.0%
Equity, Warrants, and Other Investments	18,915,622	Market Comparable Approach	EBITDA multiple	8.7x	5.7x-24.2x
Equity, Warrants, and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x

	Fair Value as of June 30, 2022	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$164,896,036	Income Approach	Market Yields	10.8%	8.0% - 24.6%
Senior Secured First Lien Debt Investments	7,203,875	Market Comparable Approach	EBITDA Multiple	6.7x	4.4x – 7.0x
Senior Secured First Lien Debt Investments	2,712,779	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Senior Secured First Lien Debt Investments	39,551,804	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	493,542	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	17,825,950	Income Approach	EBITDA Multiple	6.6x	4.2x – 12.3x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.4x	0.3x – 0.4x
Equity, Warrants and Other Investments	1,000,000	Recent Transaction	Recent Transaction	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Borrowings

The Company, through SPV, was previously party to a $122.0 million financing transaction (as amended, the “Term Financing”) due December 5, 2021 with UBS AG, London Branch (together with its affiliates “UBS”). The Term Financing was collateralized by the portion of the Company’s assets held by SPV (the “SPV Assets”). The Company subsequently repaid $20.0 million of the Term Financing on April 15, 2020. Borrowings under the Term Financing, as amended, bore interest with respect to the $102.0 million (i) at a rate per annum equal to one-month London Interbank Offered Rate (“LIBOR”) plus 3.55% from December 5, 2019 through December 4, 2020, and (ii) at a rate per annum equal to one-month LIBOR plus 3.15% from December 5, 2020 through December 4, 2021. On November 19, 2021, the Company repaid the Term Financing in full in accordance with the terms of the Term Financing and the agreement was terminated.

As of June 30, 2023, and June 30, 2022, there were no borrowings outstanding under the Term Financing.

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

As of June 30, 2023 and June 30, 2022, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. The Capital One Revolving Financing, which will expire on August 22, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective November 18, 2022, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (”SOFR”) plus 2.50%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of June 30, 2023 and June 30, 2022, there were $71.9 million and $84.0 million borrowings outstanding under the Capital One Revolving Financing.

Restricted cash (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of June 30, 2023, SPV LLC had a notional amount of $194.0 million, which included $181.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $8.1 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2022, SPV LLC had a notional amount of $188.6 million, which included $183.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $6.6 million in cash held by the trustees of the Capital One Revolving Financing. For the year ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $80.4 million and 5.95%, respectively. For the year ended June 30, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Term Financing, the Revolving Financing, and the Capital One Revolving Financing, in aggregate was $101.4 million and 3.03%, respectively.

The fair value of the Company’s borrowing is estimated based on the rate at which similar facilities would be priced. At June 30, 2023 and June 30, 2022, the fair value of the Company’s total borrowings was estimated at $71.9 million and $84.0 million, respectively under the Capital One Revolving Financing, which the Company concluded was a Level 3 fair value.

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

As of June 30, 2023, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.21%. As of June 30, 2023, the fair value of the 2026 Notes was $58.2 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	136,900,000
Total long-term debt	$136,900,000

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

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
August 25, 2022	September 22, 2022	September 23, 2022	October 14, 2022	$0.1500	1st 2023
November 11, 2022	December 15, 2022	December 16, 2022	January 10, 2023	$0.1500	2nd 2023
February 2, 2023	March 9, 2023	March 10, 2023	March 30, 2023	$0.1500	3rd 2023
May 4, 2023	June 15, 2023	June 16, 2023	July 7, 2023	$0.1800	4th 2023

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Work Genius Holdings, Inc – Revolver	—	—	0.50%	6/7/27
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/26
Total Unfunded Commitments	$5,670,894	$—

The following table details the Company’s unfunded commitments as of June 30, 2022:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$327,817	$—	0.50%	5/1/23
Altern Marketing, LLC – Revolver	2,631,579	—	0.50%	10/7/24
American Teleconferencing Services, Ltd. – Revolver	206,103	—	0.50%	6/8/23
Arborworks Acquisition LLC – Revolver	1,118,012	—	0.50%	11/9/26
Empire Office Inc. – Delayed Draw	3,448,276	—	0.50%	4/12/24
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	1,000,000	—	0.50%	12/17/26
Xenon Arc, Inc. – Delayed Draw	3,000,000	—	0.50%	12/17/27
Total Unfunded Commitments	$13,899,529	$—

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

For the year ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived. As of June 30, 2023, $906,218 of such fees were payable. For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived. As of June 30, 2022, $1,054,063 of such fees were payable. For the year ended June 30, 2021, $4,716,233 in Base Management Fees were earned by the Adviser, of which $366,951 was waived. As of June 30, 2021, $1,070,580 of such fees were payable.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2023, the period that commences on the last day of the fiscal quarter in which the Advisory Agreement became effective and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2023, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $576,023 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2021, the Company incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2021, $647,885 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ending June 30, 2023.

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

As of June 30, 2023, June 30, 2022 and June 30, 2021, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Mr. Mauer holds an approximate 17% interest in the Adviser. Investcorp holds an approximate 83% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a Base Management Fee and an Incentive Fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The Incentive Fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the Board with the valuation of the Company’s portfolio investments. The Adviser’s Base Management Fee and Incentive Fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and will provide the Company with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $966,045, $1,247,205, and $1,397,069 under the Administration Agreement for the years ended June 30, 2023, June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2023, June 30, 2022 and June 30, 2021, the Company recorded no accrued expenses and other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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
Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended June 30, 2023, June 30, 2022 and June 30, 2021, the Company recorded directors’ fees of $302,500, $302,500, and $312,500, respectively. As of June 30, 2023 and June 30, 2022, the Company recorded directors’ fees payable of $15,755 and $20,780, respectively.

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
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$3,234,503	$2,586,630	$(2,313,825)
Weighted average shares of common stock outstanding	14,389,163	14,304,641	13,908,612
Basic/diluted net increase (decrease) in net assets from operations per share	$0.22	$0.18	$(0.17)

On September 3, 2021, the Company issued 453,985 shares of common stock, par value $0.001 per share to Investcorp at a price of $6.92 per share for an aggregate offering price of $3,141,576. On March 4, 2020, the Company issued 113,500 shares of common stock, par value $0.001 per share, to Investcorp BDC at a price of $10.15 per share for an aggregate offering price of $1,152,025. On December 4, 2019, the Company issued 113,500 shares of common stock, par value $0.001 per share to Investcorp BDC at a price of $10.19 per share for an aggregate offering price of $1,156,565.

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500

# Special distribution

* Supplemental distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the years ended June 30, 2023, June 30, 2022 and June 30, 2021:

	Year ended June 30,
	2023		2022		2021
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$9,065,336	100%	$8,630,756	100%	$9,597,248	100%
Long-term capital gains
Total	$9,065,336	100%	$8,630,756	100%	$9,597,248	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the years ended June 30, 2023, June 30, 2022 and June 30, 2021:

	Year ended June 30,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	14,385,810	$205,790,502	13,921,767	$202,592,833	13,885,335	$202,450,906
Issuance of common shares	—	—	453,985	3,141,576	—	—
Reinvestments of stockholder distributions	5,965	21,749	10,058	56,093	36,432	141,927
Balance at end of period	14,391,775	$205,812,251	14,385,810	$205,790,502	13,921,767	$202,592,833

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the Years Ended June 30,
	2023	2022	2021	2020	2019
Per Share Data:(1)
Net asset value, beginning of year	$6.50	$6.92	$7.79	$10.51	$12.57
Net investment income	0.65	0.62	0.65	1.03	0.99
Net realized and unrealized gains (losses)	(0.43)	(0.44)	(0.82)	(2.82)	(2.06)
Net increase (decrease) in net assets resulting from operations	0.22	0.18	(0.17)	(1.79)	(1.07)
Capital transactions(2)
Share repurchases	—	—	—	—	0.01
Dividends from net investment income	(0.63)	(0.60)	(0.70)	(0.93)	(1.00)
Distributions from net realized gains	—	—	—	—	—
Net decrease in net assets resulting from capital transactions	(0.63)	(0.60)	(0.70)	(0.93)	(0.99)
Offering costs	—	—	—	—	—
Net asset value, end of year	$6.09	$6.50	$6.92	$7.79	$10.51
Market value per share, end of year	$3.62	$4.24	$5.40	$3.49	$7.61
Total return based on market value(3)	1.65%	(11.29)%	80.93%	(43.32)%	(1.49)%
Shares outstanding at end of year	14,391,775	14,385,810	13,921,767	13,885,335	13,619,690
Ratio/Supplemental Data:
Net assets, at end of year	$87,700,308	$93,509,392	$96,355,849	$108,124,995	$143,083,980
Ratio of total expenses to average net assets	19.58%	16.15%	16.93%	16.02%	13.58%
Ratio of net expenses to average net assets	19.15%	15.67%	16.58%	15.56%	13.26%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	10.11%	7.33%	6.96%	7.41%	6.13%
Ratio of net investment income before fee waiver to average net assets	10.89%	9.50%	8.93%	10.39%	8.26%
Ratio of net investment income after fee waiver to average net assets	10.46%	9.02%	8.58%	10.86%	8.58%
Total Borrowings	$136,900,000	$149,000,000	$167,000,000	$$183,375,000	$$167,529,670
Asset Coverage Ratio(4)	1.64	1.63	1.58	1.59	1.85
Portfolio Turnover Rate	22%	58%	35%	33%	51%

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
(3)
Total returns are historical and are calculated by determining the percentage change in the market value with all dividend distributions, if any, reinvested. Dividends and distributions are assumed to be reinvested at prices obtained under the company’s dividend reinvestment plan. Total investment return does not reflect sales load.

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the years ended June 30, 2023, June 30, 2022 and June 30, 2021:

	Year Ended June 30,
	2023	2022	2021
Amendment Fee	$80,186	$109,266	$230,138
Prepayment Fee Income	401,125	525,263	333,063
Other Fees	287,306	234,957	822,151
Other Fee Income	$768,617	$869,486	$1,385,352

Note 14. Tax Information

As of June 30, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$243,126,654
Gross unrealized appreciation	7,371,220
Gross unrealized depreciation	(30,386,545)
Net unrealized investment depreciation	$(23,015,325)

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

Subsequent to June 30, 2023 and through September 15, 2023, the Company invested a total of $4.1 million, which included investments in one new portfolio company and one existing portfolio company. As of September 15, 2023, the Company had investments in 37 portfolio companies.

On September 14, 2023, the Company’s board of directors declared a distribution for the quarter ended September 30, 2023 of $0.13 per share payable on November 2, 2023 to stockholders of record as of October 12, 2023 and a supplemental distribution of $0.02 per share payable on November 2, 2023 to stockholders of record as of October 12, 2023.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2023.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2023. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(4)

3.3	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between the Registrant and U.S. Bank National Association relating to the 6.125% Notes Due 2023(3)

4.4*	Description of Securities

4.5	Second Supplemental Indenture, dated as of March 31, 2021, between Investcorp Credit Management BDC, Inc. and U.S. Bank National Association, as trustee(11)

4.6	Form of Global Note with respect to the 4.875% Notes due 2026(11)

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between the Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement between the Registrant and the Directors(1)

10.7	Registration Right Agreement, dated as of December 17, 2013, between Registrant and certain stockholders(5)

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
10.25

Second Amendment, dated November 18, 2022, to Loan, Security and Investment Management Agreement by and among CM Investment Partners, LLC, as investment manager, Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders from time to time party thereto, Webster Bank, N.A., and Capital One, as administrative agent, swingline lender and as arranger(13)

10.26

Third Amendment, dated June 14, 2023, to Loan, Security and Collateral Management Agreement by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(14)

14.1	Code of Ethics of Registrant(1)

19.1*	Insider Trading Policy
21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) CM Finance SPV LLC (Delaware) Investcorp Credit Management BDC SPV, LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(13)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on November 22, 2022.
(14)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on June 21, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 21, 2023	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Director

Date: September 21, 2023	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 21, 2023	/s/ Michael C. Mauer

Michael C. Mauer Chief Executive Officer and Director

Date: September 21, 2023	/s/ Rocco DelGuercio

Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 21, 2023	/s/ Suhail A. Shaikh

Suhail A. Shaikh President and Director

Date: September 21, 2023	/s/ Julie Persily

Julie Persily Director

Date: September 21, 2023	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: September 21, 2023	/s/ Thomas Sullivan

Thomas Sullivan Director