Form 10-Q
period 2023-09-30
Investcorp Credit Management BDC, Inc.
filed 2023-11-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 13, 2023 was 14,394,916.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2023
	(Unaudited)	June 30, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $225,962,819 and $219,319,251, respectively)	$214,626,088	$210,150,018
Affiliated investments, at fair value (amortized cost of $23,940,980 and $23,979,565, respectively)	8,778,195	9,961,311
Total investments, at fair value (amortized cost of $249,903,799 and $243,298,816, respectively)	223,404,283	220,111,329
Cash	90,773	1,093,758
Cash, restricted	14,204,127	8,057,458
Principal receivable	191,298	93,581
Interest receivable	1,615,135	2,041,877
Payment-in-kind interest receivable	25,738	46,088
Other receivables	1,050	1,050
Prepaid expenses and other assets	225,456	361,719
Total Assets	$239,757,860	$231,806,860
Liabilities
Notes payable:
Revolving credit facility	$69,000,000	$71,900,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,047,222)	(1,220,556)
Unamortized discount	(177,775)	(195,553)
Notes payable, net	132,775,003	135,483,891
Payable for investments purchased	14,841,875	1,795,297
Dividend payable	2,158,926	2,590,520
Income-based incentive fees payable	576,023	576,023
Base management fees payable	1,798,508	906,218
Interest payable	3,007,074	2,293,766
Directors' fees payable	5,130	15,755
Accrued expenses and other liabilities	734,504	445,082
Total Liabilities	155,897,043	144,106,552
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,392,841 and 14,391,775 shares issued and outstanding, respectively)	14,393	14,392
Additional paid-in capital	203,331,510	203,327,714
Distributable earnings (loss)	(119,485,086)	(115,641,798)
Total Net Assets	83,860,817	87,700,308
Total Liabilities and Net Assets	$239,757,860	$231,806,860
Net Asset Value Per Share	$5.83	$6.09

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2023	2022
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$5,465,288	$5,609,112
Affiliated investments	—	(20,611)
Total interest income	5,465,288	5,588,501
Payment in-kind interest income
Non-controlled, non-affiliated investments	81,381	164,734
Affiliated investments	18,800	17,004
Total payment-in-kind interest income	100,181	181,738
Dividend income
Non-controlled, non-affiliated investments	—	—
Affiliated investments	—	—
Total dividend income	—	—
Payment in-kind dividend income
Non-controlled, non-affiliated investments	188,251	166,449
Affiliated investments	—	—
Total payment-in-kind dividend income	188,251	166,449
Other fee income
Non-controlled, non-affiliated investments	143,986	361,850
Affiliated investments	—	—
Total other fee income	143,986	361,850
Total investment income	5,897,706	6,298,538
Expenses:
Interest expense	2,215,183	1,792,008
Base management fees	978,919	1,103,981
Income-based incentive fees	—	(147,145)
Provision for tax expense	100,747	44,330
Professional fees	227,407	271,781
Allocation of administrative costs from Adviser	263,375	375,900
Amortization of deferred debt issuance costs	173,333	173,333
Amortization of original issue discount - 2026 Notes	17,777	17,777
Insurance expense	112,984	137,821
Directors' fees	73,375	75,625
Custodian and administrator fees	69,292	71,688
Other expenses	124,277	139,481
Total expenses	4,356,669	4,056,580
Waiver of base management fees	(86,630)	(94,146)
Waiver of income-based incentive fees	—	—
Net expenses	4,270,039	3,962,434
Net investment income	1,627,667	2,336,104
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	—	—
Affiliated investments	—	—
Net realized gain (loss) from investments	—	—
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(2,167,498)	(464,275)
Affiliated investments	(1,144,531)	(214,322)
Net change in unrealized appreciation (depreciation) on investments	(3,312,029)	(678,597)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(3,312,029)	(678,597)
Net increase (decrease) in net assets resulting from operations	$(1,684,362)	$1,657,507
Basic and diluted:
Net investment income per share	$0.11	$0.16
Earnings per share	$(0.12)	$0.12
Weighted average shares of common stock outstanding	14,392,714	14,386,809
Distributions paid per common share	$0.15	$0.15

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2023	2022
Net assets at beginning of period	$87,700,308	$93,509,392
Net increase (decrease) in net assets resulting from operations:
Net investment income	1,627,667	2,336,104
Net realized gain (loss) from investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(3,312,029)	(678,597)
Net increase (decrease) in net assets resulting from operations	(1,684,362)	1,657,507

Stockholder distributions:
Distributions from net investment income	(2,158,926)	(2,158,042)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(2,158,926)	(2,158,042)

Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	3,797	4,763
Net increase (decrease) in net assets resulting from capital transactions	3,797	4,763
Net increase (decrease) in net assets	(3,839,491)	(495,772)
Net assets at end of period	$83,860,817	$93,013,620

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,684,362)	$1,657,507
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(16,226,507)	(21,814,275)
Payment in-kind interest and dividends	(308,782)	(333,580)
Sales and repayments of investments	10,317,357	16,476,699
Net realized (gain) loss on investments	—	—
Net change in unrealized appreciation/depreciation on investments	3,312,029	678,597
Amortization of discount/premium on investments	(387,051)	(501,016)
Amortization of deferred debt issuance costs	173,334	173,333
Amortization of original issue discount	17,778	17,778
Net (increase) decrease in operating assets:
Interest receivable	426,742	366,854
Payment-in-kind interest receivable	20,350	(14,607)
Receivable for investments sold	—	(3,790,703)
Principal receivable	(97,717)	—
Prepaid expenses and other assets	136,263	144,719
Net increase (decrease) in operating liabilities:
Payable for investments purchased	13,046,578	(221,531)
Interest payable	713,308	1,009,235
Directors fees payable	(10,625)	(875)
Accrued expenses and other liabilities	289,422	222,344
Base management fees payable	892,290	1,009,835
Income-based incentive fees payable	—	(147,145)
Net cash (used in) provided by operating activities	10,630,407	(5,066,831)
Cash Flows from Financing Activities:
Distributions to stockholders	(2,586,723)	(2,153,109)
Proceeds from borrowing on revolving financing facility	3,600,000	19,500,000
Repayments of borrowing on revolving financing facility	(6,500,000)	(14,000,000)
Net cash (used in) provided by financing activities	(5,486,723)	3,346,891
Net change in cash	5,143,684	(1,719,940)
Cash:
Cash and restricted cash at beginning of period(1)	9,151,216	9,155,077
Cash and restricted cash at end of period(2)	$14,294,900	$7,435,137
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,501,875	$782,733
Cash paid for taxes	$2,150	$4,330
Issuance of shares pursuant to Dividend Reinvestment Plan	$3,797	$4,763
Non-cash purchase of investments	$(890,312)	$65,281
Non-cash sale of investments	$890,312	$(65,281)

(1)
Represents $1,093,758 and $2,550,021 of unrestricted cash as of June 30, 2023 and June 30, 2022, respectively, and $8,057,458 and $6,605,056 of restricted cash for the same periods .
(2)
Represents $90,773 and $963,649 of unrestricted cash as of September 30, 2023 and September 30, 2022, respectively, and $14,204,127 and $6,471,488 of restricted cash for the same periods .

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 7.50% + 1.50% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,138,303	$1,138,303	$1,175,298	1.40%
Advanced Solutions International	(10)	Software	3M S + 6.00% (1.00% Floor)	9/1/2020	9/16/2025	6,656,250	6,590,499	6,656,250	7.94%
AHF Parent Holding, Inc.	(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,625,000	4,595,898	4,474,688	5.34%
ALCV Purchaser, Inc.	(10)	Specialty Retail	1M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,150,000	5,106,141	5,059,875	6.03%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants, and Leisure	3M S + 4.25%	4/6/2023	7/10/2025	7,711,459	7,023,148	7,171,658	8.55%
Amerequip, LLC	(10)	Machinery	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	4,304,516	4,268,664	4,347,561	5.18%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	4,228,481	3,892,953	4,017,057	4.79%
American Nuts Holdings, LLC - Term Loan A	(3)(9)(10)	Consumer Staples Distribution & Retail	3M S + 6.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,760,262	2,803,395	3.34%
American Nuts Holdings, LLC - Term Loan B	(3)(9)(10)	Consumer Staples Distribution & Retail	3M S + 8.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,759,975	2,803,395	3.34%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,718,794	247,468	0.30%
Arborworks Acquisition LLC	(6)(9)(10)	Commercial Services & Supplies	1M S + 7.00% + 3.00% PIK (1.00% Floor)	11/24/2021	11/9/2026	8,026,560	7,971,487	5,056,733	6.03%
Arborworks Acquisition LLC - Revolver	(4)(6)(9)	Commercial Services & Supplies	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	1,854,991	1,854,991	1,168,644	1.39%
Archer Systems, LLC	(10)	Professional Services	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	4,615,040	4,577,192	4,661,190	5.56%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,987,047	4,915,981	4,915,732	5.86%
Bioplan USA, Inc. - Take-Back Term Loan	(3)	Containers & Packaging	3M S + 3.25% + 5.00% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,678,667	5,389,020	5,380,537	6.42%
Bioplan USA, Inc. - Priority Term Loan		Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,431,785	3,602,984	4.30%
CareerBuilder, LLC	(9)(10)	Professional Services	6M S + 6.75% (1.00% Floor)	7/27/2017	7/31/2026	5,826,767	5,818,693	2,418,108	2.88%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,989,899	3,935,038	3,937,532	4.69%
Cook & Boardman Group, LLC	(10)	Trading Companies & Distributors	1M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,522,126	9,486,949	9,474,516	11.30%
Crafty Apes, LLC	(10)(13)	Entertainment	6M S + 7.06% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,966,479	7,600,000	9.06%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,785,555	7,721,873	7,766,091	9.26%
Empire Office Inc.	(10)	Trading Companies & Distributors	1M S + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	11,770,853	11,734,027	11,770,853	14.04%
Evergreen North America Acquisitions, LLC	(10)	Machinery	1M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	4,455,992	4,388,427	4,411,432	5.26%
Evergreen North America Acquisitions, LLC - Revolver	(4)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	211,107	211,107	208,996	0.25%
Flatworld Intermediate Corporation	(10)	IT Services	3M S + 6.50% (1.00% Floor)	10/3/2022	10/1/2027	2,252,027	2,213,570	2,139,426	2.55%
Fleetpride, Inc.	(10)	Trading Companies & Distributors	3M S + 4.50% (5.00% Floor)	9/27/2023	9/1/2028	3,000,000	2,968,125	3,000,000	3.58%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	$4,500,000	$4,411,663	$4,005,000	4.78%
Klein Hersh, LLC	(3)(9)(10)(11)	Professional Services	3M S + 4.63% + 6.77% PIK (0.50% Floor)	4/21/2022	4/27/2027	10,180,038	10,067,405	6,617,024	7.89%
LABL, INC.	(10)	Paper Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/29/2028	3,000,000	3,000,000	3,000,000	3.58%
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,250,052	7,173,152	7,250,052	8.65%
NWN Parent Holdings LLC	(10)	IT Services	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	8,402,893	8,354,088	8,486,922	10.12%
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,907,439	8,886,521	8,907,439	10.62%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.67% (1.00% Floor)	7/29/2022	1/18/2028	3,960,000	3,927,667	3,960,000	4.72%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,420,279	6,361,192	6,388,178	7.62%
Sandvine Corporation	(5)(7)(10)	Software	1M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,093,971	4,967,563	5.92%
South Coast Terminals, LLC	(10)	Chemicals	3M S + 5.75% (1.00% Floor)	12/21/2021	12/10/2026	7,584,070	7,531,101	7,527,189	8.98%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.50% (1.00% Floor)	6/6/2022	6/7/2027	9,876,923	9,799,003	9,704,077	11.57%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	736,875	0.88%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	8,872,500	8,798,256	8,872,500	10.58%
Xenon Arc, Inc. - Revolver	(4)	Trading Companies & Distributors	1M S + 5.25% (0.75% Floor)	12/27/2021	12/17/2026	320,000	320,000	320,000	0.38%
Total Senior Secured First Lien Debt Investments							210,913,400	197,012,238	234.93%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$74,959	0.09%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,602,370	1.92%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,865,157	2.22%
Arborworks Acquisition LLC (Equity Interest)	(8)	Commercial Services & Supplies				62	62,112	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,941	4,575,069	5.46%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	320,000	0.38%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	17,048	0.02%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				89,046	—	79,251	0.09%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,209	1,184,606	435,095	0.52%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				13,457	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				89,046	—	79,251	0.09%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			61,632	6,163,175	5,593,082	6.67%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				500,000	500,000	880,000	1.05%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	821,813	0.98%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	630,000	0.75%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	640,755	0.76%
Total Equity, Warrants and Other Investments							15,049,419	17,613,850	21.00%
Total Non-Controlled/Non-Affiliated Investments							$225,962,819	$214,626,088	255.93%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A	(3)(9)	Energy Equipment & Services	3M S + 5.00% PIK (1.00% Floor)	9/30/2016	8/31/2024	$5,911,230	5,911,230	1,403,326	1.68%
1888 Industrial Services, LLC - Term C	(9)	Energy Equipment & Services	3M S + 5.00% (1.00% Floor)	6/25/2019	8/31/2024	$596,742	596,742	678,795	0.81%
1888 Industrial Services, LLC - Revolver	(4)(9)	Energy Equipment & Services	3M S + 5.00% (1.00% Floor)	10/11/2016	8/31/2024	$2,342,391	2,342,392	537,579	0.64%
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$753,825	753,825	687,638	0.82%
Total Senior Secured First Lien Debt Investments							9,604,189	3,307,338	3.95%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	—%
Techniplas Foreign Holdco LP Common Stock		Automobile Components				879,559	14,336,791	5,470,857	6.52%
Total Equity, Warrants and Other Investments							14,336,791	5,470,857	6.52%
Total Affiliated Investments							$23,940,980	$8,778,195	10.47%
Total Investments							$249,903,799	$223,404,283	266.40%
Liabilities in excess of other assets								(139,543,466)	(166.40)%
Net Assets								$83,860,817	100.00%
* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $223,404,283 at fair value and represented 266.40% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 2.03%% of the Company’s total assets, at fair value.
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
(11)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 7.50% plus 3.00% PIK (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(12)
The Company has entered into an Agreement Among Lenders with the "first out" lenders, whereby the “first out” tranche will receive priority ahead of the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 6.00% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(13)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 6.25% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2023

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of September 30, 2023, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	September 30, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$(74,481)	$1,403,326	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(34,127)	—	82,052	678,795	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(23,042)	—	(30,738)	537,579	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	18,584	—	—	(158,356)	687,638	18,800
	Common Stock(e)	6,433,865	—	—	—	(963,008)	5,470,857	—
		$9,961,311	$18,584	$(57,169)	$—	$(1,144,531)	$8,778,195	$18,800

(a)
The fair value of all investments were determined using significant unobservable inputs.
(b)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)
Gross reductions include decreases in the total cost basis of investment repayments from principal repayments or sales.
(d)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(e)
Investment is non-income producing.

1M L — 1-month LIBOR (5.43% as of September 30, 2023)

3M L — 3-month LIBOR (5.66% as of September 30, 2023)

6M L — 6-month LIBOR (5.90% as of September 30, 2023)

PRIME — 8.50% as of September 30, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.32% as of September 30, 2023)

3M S — 3-month SOFR (5.40% as of September 30, 2023)

6M S — 6-month SOFR (5.47% as of September 30, 2023)

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Fusion Connect, Inc. - 2022 Term Loan	(3)(10)	IT Services	3M S + 7.50% + 1.00% PIK (1.00% Floor)	1/12/2022	1/18/2027	$6,838,831	$6,684,667	$6,684,957	7.62%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,562,500	4,467,824	4,288,750	4.89%
Klein Hersh, LLC	(3)(10)(11)	Professional Services	3M S + 4.63% + 6.77% PIK (0.50% Floor)	4/21/2022	4/27/2027	10,390,813	10,275,044	8,078,857	9.21%
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,268,500	7,187,704	7,268,500	8.29%
NWN Parent Holdings LLC	(10)	IT Services	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	8,402,893	8,350,223	8,423,901	9.61%
NWN Parent Holdings LLC - Revolver	(4)	IT Services	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	400,000	400,000	401,000	0.46%
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,969,729	8,942,153	8,969,729	10.23%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 5.94% (1.00% Floor)	7/29/2022	7/16/2027	3,970,000	3,935,901	3,970,000	4.53%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,508,087	6,440,129	6,443,006	7.35%
Sandvine Corporation	(5)(7)(10)	Software	3M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,074,088	5,046,833	5.75%
South Coast Terminals, LLC	(10)	Chemicals	1M L + 5.75% (1.00% Floor)	12/21/2021	12/10/2026	7,606,650	7,550,110	7,568,617	8.63%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.50% (1.00% Floor)	6/6/2022	6/7/2027	9,901,923	9,819,740	9,629,620	10.98%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	729,375	0.83%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	8,895,000	8,818,485	8,895,000	10.14%
Xenon Arc, Inc. - Revolver	(4)	Trading Companies & Distributors	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2026	253,333	253,333	253,333	0.29%
Total Senior Secured First Lien Debt Investments							204,458,083	192,843,509	219.89%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				$149,918	$2,171,581	$95,947	0.11%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	2,037,299	2.33%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,758,577	2.01%
Arborworks Acquisition LLC (Equity Interest)	(8)	Commercial Services & Supplies				62	62,112	—	—
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,941	4,142,687	4.72%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	318,000	0.36%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	38,722	0.04%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				89,046	0	133,720	0.15%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,209	1,184,606	575,914	0.66%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				13,457	—	—	—
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				89,046	—	133,720	0.15%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			59,749	5,974,924	4,824,752	5.50%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				500,000	500,000	880,000	1.01%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	898,491	1.02%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	635,000	0.72%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	833,680	0.95%
Total Equity, Warrants and Other Investments							14,861,168	17,306,509	19.73%
Total Non-Controlled/Non-Affiliates Investments							$219,319,251	$210,150,018	239.62%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments(14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A	(3)(9)	Energy Equipment & Services	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	8/31/2024	$5,911,230	$5,911,230	$1,477,807	1.69%
1888 Industrial Services, LLC - Term C	(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	6/25/2019	8/31/2024	$630,870	630,870	630,870	0.72%
1888 Industrial Services, LLC - Revolver	(4)(9)	Energy Equipment & Services	3M L + 5.00% (1.00% Floor)	10/11/2016	8/31/2024	$2,365,434	2,365,434	591,359	0.67%
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$735,240	735,240	827,410	0.94%
Total Senior Secured First Lien Debt Investments							9,642,774	3,527,446	4.02%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	0.00%
Techniplas Foreign Holdco LP Common Stock		Auto Components				879,559	14,336,791	6,433,865	7.34%
Total Equity, Warrants and Other Investments							14,336,791	6,433,865	7.34%
Total Affiliated Investments							$23,979,565	$9,961,311	11.36%
Total Investments							$243,298,816	$220,111,329	250.98%
Liabilities in excess of other assets								(132,411,021)	(150.98)%
Net Assets								$87,700,308	100.00%

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
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company's board of directors.
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
(12)
The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 5.75% (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(13)
The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 6.25% (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”.). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement.) As of June 30, 2023, the Company had no “Control Investments.”

Transactions related to investment in non-controlled “Affiliated Investments” for the year ended June 30, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2022 Value	Gross Additions(b)	Gross Reductions(c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$—	$1,477,807	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	(47,950)	—	—	630,870	(20,611)
	Revolver (3M LIBOR + 5.00%)	556,152	140,826	—	—	(105,619)	591,359	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	931,265	70,051	—	—	(173,906)	827,410	70,070
	Common Stock(e)	7,002,759	421,396	—	—	(990,290)	6,433,865	—
		$10,646,803	$632,273	$(47,950)	$—	$(1,269,815)	$9,961,311	$49,459

(a)
The fair value of all investments were determined using significant unobservable inputs.
(b)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(b)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(c)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(d)
Investment is non-income producing.

1M L — 1-month LIBOR (5.22% as of June 30, 2023)

3M L — 3-month LIBOR (5.55% as of June 30, 2023)

6M L — 6-month LIBOR (5.76% as of June 30, 2023)

PRIME — 8.25% as of June 30, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.14% as of June 30, 2023)

3M S — 3-month SOFR (5.27% as of June 30, 2023)

6M S — 6-month SOFR (5.39% as of June 30, 2023)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2023 and June 30, 2023, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2023. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2023, $174,454 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three months ended September 30, 2022, $155,038 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Company had ten loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, Arborworks Acquisition LLC - Term Loan and Revolver, CareerBuilder, LLC and Klein Hersh, LLC, which collectively represented 10.62% of the Company’s portfolio at fair value. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $100,181 during the three months ended September 30, 2023. The Company earned PIK interest of $181,738 during the three months ended September 30, 2022.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $188,251 during the three months ended September 30, 2023. The Company earned PIK dividends of $166,449 during the three months ended September 30, 2022.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2023 or June 30, 2023.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At September 30, 2023 and September 30, 2022, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $100,747 for the three months ended September 30, 2023, and $44,330 for the three months ended September 30, 2022.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2023, the Company recorded distributions of $2.2 million. During the three months ended September 30, 2022, the Company recorded distributions of $2.2 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for any tax year since inception. The tax years ended June 30, 2020 through present remain subject to examinations by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended June 30, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of paydown gains and losses, Taxable Subsidiary partnership investments, nondeductible taxes paid and income/(loss) from wholly owned subsidiaries as follows:

As of June 30, 2023
Additional paid-in capital	$(284,155)
Distributable earnings	284,155

The tax character of all distributions paid by the Company during the year ended June 30, 2023 was ordinary income.

At June 30, 2023, the components of distributable earnings on a tax basis were as follows:

As of June 30, 2023
Undistributed net investment income	$11,648,379
Accumulated capital gains (losses) and other	(27,970,779)
Capital loss carryover	(73,713,555)
Unrealized appreciation (depreciation)	(23,015,323)
Distributions payable	(2,590,520)
Distributable earnings (loss)	$(115,641,798)

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

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of June 30, 2023, the Company had a post-October short-term capital loss deferral of $41,242 and a post-October long-term capital loss deferral of $27,178,811. These losses were deemed to arise on July 1, 2023.

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains

Fee was not charged until the fiscal year ended June 30, 2023. As of September 30, 2023 and June 30, 2023, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2023 and September 30, 2022, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	For the three months ended September 30,
	2023	2022
Investment purchases, at cost (including PIK interest)	$16,535,289	$22,147,855
Investment sales and repayments	10,317,357	16,476,699

The composition of the Company’s investments as of September 30, 2023, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$220,517,589	88.24%	$200,319,576	89.67%
Equity, Warrants and Other Investments	29,386,210	11.76	23,084,707	10.33
Total	$249,903,799	100.00%	$223,404,283	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$38,219,681	17.11%
Professional Services	25,728,030	11.52
IT Services	16,830,075	7.53
Software	13,736,438	6.15
Containers & Packaging	13,558,591	6.07
Commercial Services & Supplies	13,493,554	6.04
Machinery	8,967,989	4.01
Internet & Direct Marketing Retail	8,907,439	3.99
Household Durables	7,766,091	3.48
Entertainment	7,600,000	3.40
Chemicals	7,527,189	3.37
Diversified Consumer Services	7,250,052	3.25
Hotels, Restaurants, and Leisure	7,171,656	3.21
Automobile Components	6,158,497	2.76
Consumer Staples Distribution & Retail	5,606,790	2.51
Specialty Retail	5,059,875	2.26
Consumer Services	4,915,732	2.20
Building Products	4,474,688	2.00
Automotive Retail	4,017,057	1.80
Food Products	4,005,000	1.79
Construction & Engineering	3,937,532	1.76
Paper Packaging	3,000,000	1.34
Electronic Equipment, Instruments & Components	2,852,627	1.28
Energy Equipment & Services	2,619,700	1.17
Total	$223,404,283	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,176,879	15.98%
Professional Services	28,238,167	12.83
IT Services	23,576,450	10.71
Commercial Services & Supplies	14,329,460	6.51
Software	13,772,487	6.26
Containers & Packaging	12,958,772	5.89
Machinery	9,602,806	4.36
Internet & Direct Marketing Retail	8,969,729	4.08
Entertainment	7,640,000	3.47
Household Durables	7,610,242	3.46
Chemicals	7,568,617	3.44
Diversified Consumer Services	7,268,500	3.30
Automobile Components	7,261,275	3.30
Hotels, Restaurants, and Leisure	6,283,541	2.85
Consumer Staples Distribution & Retail	6,061,396	2.75
Specialty Retail	5,148,000	2.34
Building Products	4,511,719	2.05
Food Products	4,288,750	1.95
Automotive Retail	3,878,905	1.76
Electronic Equipment, Instruments & Components	3,265,598	1.48
Energy Equipment & Services	2,700,036	1.23
Total	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$86,530,253	38.73%
U.S. West	48,391,784	21.66
U.S. Midwest	27,364,696	12.25
U.S. Mid-Atlantic	22,911,655	10.26
U.S. Southeast	20,636,714	9.24
U.S. Southwest	12,601,618	5.64
International	4,967,563	2.22
Total	$223,404,283	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$94,658,227	43.00%
U.S. West	44,911,266	20.40
U.S. Midwest	26,602,440	12.09
U.S. Southeast	20,803,349	9.45
U.S. Mid-Atlantic	17,721,607	8.05
U.S. Southwest	10,367,607	4.71
International	5,046,833	2.30
Total	$220,111,329	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2023, the Company made investments in new and existing portfolio companies of approximately $15.5 million, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2023, the Company made investments of approximately $0.7 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At September 30, 2023 and June 30, 2023, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$200,319,576	$200,319,576
Equity, Warrants and Other Investments	—	—	23,084,707	23,084,707
Total Investments	$—	$—	$223,404,283	$223,404,283

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$196,370,955	$196,370,955
Equity, Warrants and Other Investments	—	—	23,740,374	23,740,374
Total Investments	$—	$—	$220,111,329	$220,111,329

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at September 30, 2022	$196,370,955	$—	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	16,347,037	—	—	188,252	16,535,289
Sales and repayments	(10,317,357)	—	—	—	(10,317,357)
Amortization	387,051	—	—	—	387,051
Net realized gains (losses)	—	—	—	—	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(2,468,110)	—	—	(843,919)	(3,312,029)
Fair value at September 30, 2023	$200,319,576	$—	$—	$23,084,707	$223,404,283
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2023	$(2,468,109)	$—	$—	$(843,919)	$(3,312,028)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	21,781,406	—	—	366,449	22,147,855
Sales and repayments	(16,476,699)	—	—	—	(16,476,699)
Amortization	501,016	—	—	—	501,016
Net realized gains (losses)	—	—	—	—	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(1,130,564)	—	—	451,967	(678,597)
Fair value at September 30, 2022	$219,533,195	$—	$—	$19,644,366	$239,177,561
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2022	$(1,022,903)	$—	$—	$451,968	$(570,935)

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

During the three months ended September 30, 2023 and three months ended September 30, 2022, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2023 and June 30, 2023. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$167,661,231	Income Approach	Market Yields	13.4%	9.9%-18.1%
Senior Secured First Lien Debt Investments	6,294,430	Market Comparable Approach	EBITDA Multiple	5.3x	5.2x-5.8x
Senior Secured First Lien Debt Investments	2,418,108	Market Comparable Approach	Revenue Multiple	0.27x	0.27x
Senior Secured First Lien Debt Investments	14,853,263	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	9,092,544	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants, and Other Investments	5,593,082	Income Approach	Market Yields	17.1%	17.1%
Equity, Warrants, and Other Investments	17,491,625	Market Comparable Approach	EBITDA multiple	8.9x	4.7x-21.9x

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$161,776,983	Income Approach	Market Yields	13.3%	10.1% - 18.0%
Senior Secured First Lien Debt Investments	13,895,260	Market Comparable Approach	EBITDA Multiple	17.3x	5.7x – 21.2x
Senior Secured First Lien Debt Investments	5,272,355	Market Comparable Approach	Revenue Multiple	0.3x	0.30x – 0.38x
Senior Secured First Lien Debt Investments	15,209,280	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	217,077	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	4,824,752	Income Approach	Market Yields	18.0%	18.0%
Equity, Warrants and Other Investments	18,915,622	Market Comparable Approach	EBITDA multiple	8.7x	5.7x – 24.2x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x

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

As of September 30, 2023 and June 30, 2023, there were $69.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of September 30, 2023, SPV LLC had a notional amount of $200.0 million, which included $185.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $14.2 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2023, SPV and LLC had a notional amount of $194.0 million in assets with a fair value of $181.5 million, no accrued interest receivable and $8.1 million in cash held by the trustee of the Capital One Revolving Financing. For the three months ended September 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $70.0 million and 7.75%, respectively. For the three months ended September 30, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $81.9 million and 4.56%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At September 30, 2023 and June 30, 2023, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $69.0 million and $71.9 million respectively, which the Company concluded was a Level 3 fair value.

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

As of September 30, 2023, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at an effective yield of 5.33%. As of September 30, 2023, the fair value of the 2026 Notes was $58.2 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	134,000,000
Total long-term debt	$134,000,000

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

The Company’s board of directors declared the following quarterly distributions during the three months ended September 30, 2023:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
September 14, 2023	October 11, 2023	October 12, 2023	November 2, 2023	$0.1500	1st 2024

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of September 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$210,033	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	8,363	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	1,200,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	680,000	—	0.50%	12/17/26
Total Unfunded Commitments	$5,480,687	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/26
Total Unfunded Commitments	$5,670,894	$—

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

For the three months ended September 30, 2023, $978,919 in Base Management Fees were earned by the Adviser, of which $86,630 was voluntarily waived. As of September 30, 2023, $1,798,508 of such fees were payable. For the three months ended September 30, 2022, $1,103,981 in Base Management Fees were earned by the Adviser, of which $94,146 was voluntarily waived. As of June 30, 2023, $906,218 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three months ended September 30, 2023, the Company incurred no Income-Based Fees. As of September 30, 2023, $576,023 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the three months ended September 30, 2022, the Company wrote off $147,145 in previously deferred Income-Based Fees and incurred no additional Income-Based Fees. As of June 30, 2023, $201,817 of Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of September 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which includes, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser. The Company incurred costs of $263,375 under the Administration Agreement for the three months ended September 30, 2023. The Company incurred costs of $375,900 under the Administration Agreement for the three months ended September 30, 2022.

As of September 30, 2023 and June 30, 2023, the Company recorded no accrued expenses or other liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended September 30, 2023, the Company recorded directors’ fees of $73,375, of which $5,130 were payable at September 30, 2023. For the three months ended September 30, 2022, the Company recorded directors’ fees of $75,625, of which $15,755 were payable at June 30, 2023.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share	Three months ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$(1,684,362)	$1,657,507
Weighted average shares of common stock outstanding	14,392,714	14,386,809
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.12)	$0.12

On September 3, 2021, the Company issued 453,985 shares of common stock, par value $0.001 per share to Investcorp BDC at a price of $6.92 per share for an aggregate offering price of $3,141,576. The sale of the Company’s common stock to Investcorp BDC was made pursuant to the Stock Purchase Agreement and the issuance of the Company’s common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Investcorp BDC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500
September 14, 2023	October 12, 2023	November 2, 2023	$0.1300
September 14, 2023*	October 12, 2023	November 2, 2023	$0.0200

# Special distribution

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30,
	2023		2022
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$2,158,926	100%	$2,158,042	100%
Long-term capital gains	—	—	—	—
Total	$2,158,926	100%	$2,158,042	100%

The 2023-2024 figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2024 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2023-2024. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2023 and September 30, 2022.

	Three months ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,391,775	$205,812,251	14,385,810	$205,790,502
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	1,066	3,797	1,135	4,763
Balance at end of period	14,392,841	$205,816,048	14,386,945	$205,795,265

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended September 30,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$6.09	$6.50
Net investment income	0.11	0.16
Net realized and unrealized gains (losses)	(0.22)	(0.04)
Net increase (decrease) in net assets resulting from operations	(0.11)	0.12
Capital transactions(2)
Dividends from net investment income	(0.15)	(0.15)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.15)	(0.15)
Offering costs	—	—
Net asset value, end of period	$5.83	$6.47
Market value per share, end of period	$3.99	$3.58
Total return based on market value(3)(4)	15.05%	(11.94)%
Shares outstanding at end of period	14,392,841	14,386,945
Ratio/Supplemental Data:
Net assets, at end of period	$83,860,817	$93,013,620
Ratio of total expenses to average net assets(5)	20.67%	17.30%
Ratio of net expenses to average net assets(5)	20.26%	16.90%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	11.33%	8.38%
Ratio of net investment income before fee waiver to average net assets(5)	8.13%	10.37%
Ratio of net investment income after fee waiver to average net assets(5)	7.72%	9.96%
Total Borrowings	$134,000,000	$154,500,000
Asset Coverage Ratio(6)	1.63	1.60
Portfolio Turnover Rate(4)	5%	7%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30,
	2023	2022
Amendment Fee	$51,904	$60,338
Prepayment Fee Income	87,158	187,720
Other Fees	4,924	113,792
Other Fee Income	$143,986	$361,850

Note 14. Tax Information

As of September 30, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$249,731,637
Gross unrealized appreciation	7,592,020
Gross unrealized depreciation	(33,919,374)
Net unrealized investment depreciation	$(26,327,354)

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

From October 1, 2023 through November 13, 2023, the Company invested $10.6 million in three new portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On November 9, 2023, the Company’s board of directors declared a distribution for the quarter ended December 31, 2023 of $0.12 per share payable on January 8, 2024, to stockholders of record as of December 14, 2023 and a supplemental distribution of $0.03 per share, payable on January 8, 2024, to stockholders of record as of December 14, 2023.

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
•
the impact of global health pandemics, such as the coronavirus pandemic or other large scale events, on our portfolio companies’ business and the global economy;
•
our contractual arrangements and relationships with Investcorp and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with the Adviser (as defined below);
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
•
our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and as a business development company (“BDC");
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

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Investcorp Credit Management BDC, Inc. (“ICMB,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a RIC under Subchapter M of the Code. On August 30, 2019, we changed our name from CM Finance Inc. to Investcorp Credit Management BDC, Inc.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.0 billion as of September 30, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 45 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of September 30, 2023 and June 30, 2023, we had no Taxable Subsidiaries.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Quarterly Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in our most recently filed Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form10-K for the fiscal year ended June 30, 2023 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of September 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.2% of our total assets, as compared to 95.0% of our total assets as of June 30, 2023.

See Note 2.i “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facility

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

As of September 30, 2023 and June 30, 2023, there were $69.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Notes due 2026

On March 31, 2021, we closed the public offering of $65.0 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts and commissions of approximately $1.3 million and offering expenses of approximately $215,000, were approximately $63.1 million.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2023, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

The indenture under which the 2026 Notes are issued (the “2026 Notes Indenture”) contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar no-action or other relief), and to provide financial information to the holders of the 2026 Notes and the trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) These covenants are subject to important limitations and exceptions that are set forth in the 2026 Notes Indenture.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2023, approximately 2.03% of our total assets were non-qualifying assets.

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

As of September 30, 2023, our investment portfolio of $223.4 million (at fair value) consisted of debt and equity investments in 40 portfolio companies, of which 89.67% were first lien investments and 10.33% were in equities, warrants and other positions. At September 30, 2023, our average and largest portfolio company investment at fair value was $5.6 million and $13.6 million, respectively.

As of June 30, 2023, our investment portfolio of $220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

As of September 30, 2023 and June 30, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.14% and 12.46% respectively. As of September 30, 2023 and June 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.15% and 11.32%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot LIBOR or SOFR, as applicable, as of September 30, 2023 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At September 30, 2023 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at September 30, 2023	Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	17.11%	15.98%
Professional Services	11.52	12.83
IT Services	7.53	10.71
Software	6.15	6.26
Containers & Packaging	6.07	5.89
Commercial Services & Supplies	6.04	6.51
Machinery	4.01	4.36
Internet & Direct Marketing Retail	3.99	4.08
Household Durables	3.48	3.46
Entertainment	3.40	3.47
Chemicals	3.37	3.44
Diversified Consumer Services	3.25	3.30
Hotels, Restaurants, and Leisure	3.21	2.85
Automobile Components	2.76	3.30
Consumer Staples Distribution & Retail	2.51	2.75
Specialty Retail	2.26	2.34
Consumer Services	2.20	—
Building Products	2.00	2.05
Automotive Retail	1.80	1.76
Food Products	1.79	1.95
Construction & Engineering	1.76	—
Paper Packaging	1.34	—
Electronic Equipment, Instruments & Components	1.28	1.48
Energy Equipment & Services	1.17	1.23
	100.00%	100.00%

During the three months ended September 30, 2023, we made investments in four new portfolio companies and one existing portfolio company totaling approximately $15.5 million, at cost. Of the new investments, 100.0% consisted of first lien investments.

At September 30, 2023, 99.7% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 0.3% bore interest at fixed rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2023, we had nine investments with aggregate unfunded commitments of $5.5 million, and as of June 30, 2023, we had nine investments with aggregate unfunded commitments of $5.7 million. As of September 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of September 30, 2023			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments(1)
1	$21,955,923	9.8%	4	$16,538,345	7.5%	3
2	132,759,445	59.4	36	114,979,324	52.2	32
3	45,633,242	20.4	17	62,588,392	28.4	19
4	11,832,167	5.4	5	13,067,850	6.0	5
5	11,223,506	5.0	6	12,937,418	5.9	6
Total	$223,404,283	100.0%	68	$220,111,329	100.0%	65

Results of Operations

Comparison of the three months ended September 30, 2023 and September 30, 2022

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2023 decreased to $5.9 million from $6.3 million for the three months ended September 30, 2022, primarily related to the repayment of one portfolio company and the addition of three portfolio companies on non-accrual status.

Expenses

Total expenses for the three months ended September 30, 2023 increased to $4.3 million, compared to $4.0 million for the three months ended September 30, 2022, primarily due to the increase in interest expense with the Capital One Revolving Financing associated with the increase in SOFR rates and borrowing activities.

Net investment income

Net investment income decreased to $1.6 million for the three months ended September 30, 2023 from $2.3 million for the three months ended September 30, 2022, primarily due to the decrease in total investment income primarily related to the repayment of one portfolio company and the addition of three portfolio companies on non-accrual status and the increase in interest expense with the Capital One Revolving Financing associated with the increase in SOFR rates and borrowing activities.

Net realized gain or loss

There was no net realized gain or loss on investments for the three months ended September 30, 2023. There was also no net realized gain or loss on investments for the three months ended September 30, 2022.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $3.3 million for the three months ended September 30, 2023, primarily due to the write down of our investments in American Nuts Holdings, LLC and Techniplas Foreign Holdco LP.

During the three months ended September 30, 2022, we recorded a net change in unrealized depreciation of $0.7 million, primarily due to the decrease in the fair value of our investments in BioPlan USA, Inc. and Arborworks Acquisition LLC, which was offset by the increase in the fair value of our investments in the Fusion Connect, Inc. - Series B Preferred and Barri Financial Group, LLC.

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

Cash flows

For the three months ended September 30, 2023, our total cash balance increased by $5.1 million. During that period, cash increased by $10.6 million from operating activities, primarily due to proceeds from sales and repayments of portfolio companies of $10.3 million and payables for investments purchased of $13.0 million, partially offset by a decrease in net assets resulting from operations of $1.7 million and payments for the purchase of investments in portfolio companies of $16.2 million. During the same period, net cash used in financing activities totaled $5.5 million, consisting primarily of $2.6 million of distributions paid to our stockholders and repayments of $6.5 million to paydown the Capital One Revolving Facility, offset by proceeds of $3.6 million from borrowing under the Capital One Revolving Facility.

Capital resources

As of September 30, 2023, we had $0.1 million of cash as well as $14.2 million in restricted cash and $31.0 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2023, our asset coverage for borrowed amounts was 162.6%.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC for a taxable years, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023, our off-balance sheet arrangements consisted of $5.5 million in unfunded commitments to nine of our portfolio companies. As of September 30, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2023, our off-balance arrangements consisted of $5.7 million in unfunded commitments to nine of our portfolio companies.

Recent Developments

From October 1, 2023 through November 13, 2023, the Company invested $10.6 million in three new portfolio companies.

On November 9, 2023, the Company’s board of directors declared a distribution for the quarter ended December 31, 2023 of $0.12 per share payable on January 8, 2024 to stockholders of record as of December 14, 2023 and a supplemental distribution of $0.03 per share, payable on January 8, 2024 to stockholders of record as of December 14, 2023.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At September 30, 2023, 99.7% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the index exceeds the floor. As of September 30, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of September 30, 2023, our floating rate borrowings totaled $69.0 million in principal amount, which represented 51.5% of our outstanding debt.

Based on our investment portfolio as of September 30, 2023, with certain interest rate floors and our financing arrangements at September 30, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 5.68% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.93%.

Although management believes that this analysis is indicative of our existing sensitivity as of September 30, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023 (filed with the SEC on September 21, 2023). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we issued 1,066 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2023 was $3,797.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: November 13, 2023

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer