Form 10-Q
period 2023-12-31
Investcorp Credit Management BDC, Inc.
filed 2024-02-20
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 16, 2024 was 14,397,121.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2023
	(Unaudited)	June 30, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $208,587,401 and $219,319,251, respectively)	$198,904,947	$210,150,018
Affiliated investments, at fair value (amortized cost of $23,866,290 and $23,979,565, respectively)	8,476,606	9,961,311
Total investments, at fair value (amortized cost of $232,453,691 and $243,298,816, respectively)	207,381,553	220,111,329
Cash	3,092,224	1,093,758
Cash, restricted	11,572,138	8,057,458
Principal receivable	89,224	93,581
Interest receivable	1,346,541	2,041,877
Payment-in-kind interest receivable	152,406	46,088
Due from affiliate	515,361	—
Other receivables	—	1,050
Prepaid expenses and other assets	160,442	361,719
Total Assets	$224,309,889	$231,806,860
Liabilities
Notes payable:
Revolving credit facility	$70,000,000	$71,900,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(961,761)	(1,220,556)
Unamortized discount	(159,998)	(195,553)
Notes payable, net	133,878,241	135,483,891
Payable for investments purchased	5,500,000	1,795,297
Dividend payable	2,159,237	2,590,520
Income-based incentive fees payable	128,876	576,023
Base management fees payable	871,955	906,218
Interest payable	2,268,211	2,293,766
Directors' fees payable	4,343	15,755
Accrued expenses and other liabilities	658,043	445,082
Total Liabilities	145,468,906	144,106,552
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,394,916 and 14,391,775 shares issued and outstanding, respectively)	14,395	14,392
Additional paid-in capital	203,338,613	203,327,714
Distributable earnings (loss)	(124,512,025)	(115,641,798)
Total Net Assets	78,840,983	87,700,308
Total Liabilities and Net Assets	$224,309,889	$231,806,860
Net Asset Value Per Share	$5.48	$6.09

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$5,153,599	$6,260,515	$10,618,887	$11,869,627
Affiliated investments	540	—	540	(20,611)
Total interest income	5,154,139	6,260,515	10,619,427	11,849,016
Payment in-kind interest income
Non-controlled, non-affiliated investments	586,119	17,933	667,500	182,667
Affiliated investments	19,280	17,443	38,080	34,447
Total payment-in-kind interest income	605,399	35,376	705,580	217,114
Dividend income
Non-controlled, non-affiliated investments	—	101,755	—	101,755
Affiliated investments	—	—	—	—
Total dividend income	—	101,755	—	101,755
Payment in-kind dividend income
Non-controlled, non-affiliated investments	194,182	171,693	382,433	338,142
Affiliated investments	—	—	—	—
Total payment-in-kind dividend income	194,182	171,693	382,433	338,142
Other fee income
Non-controlled, non-affiliated investments	289,468	210,578	433,454	572,428
Affiliated investments	—	—	—	—
Total other fee income	289,468	210,578	433,454	572,428
Total investment income	6,243,188	6,779,917	12,140,894	13,078,455
Expenses:
Interest expense	2,259,936	2,160,336	4,475,119	3,952,344
Base management fees	980,260	1,057,104	1,959,179	2,161,085
Income-based incentive fees	(72,942)	—	(72,942)	(147,145)
Provision for tax expense	109,497	65,858	210,244	110,188
Professional fees	398,981	271,782	626,388	543,563
Allocation of administrative costs from Adviser	629,045	375,900	892,420	751,800
Amortization of deferred debt issuance costs	97,961	173,334	271,294	346,667
Amortization of original issue discount - 2026 Notes	17,778	17,778	35,555	35,555
Insurance expense	112,984	137,820	225,968	275,641
Directors' fees	72,875	75,625	146,250	151,250
Custodian and administrator fees	77,569	71,828	146,861	143,516
Other expenses	91,550	136,334	215,827	275,815
Total expenses	4,775,494	4,543,699	9,132,163	8,600,279
Waiver of base management fees	(108,265)	(112,481)	(194,895)	(206,627)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	4,667,229	4,431,218	8,937,268	8,393,652
Net investment income	1,575,959	2,348,699	3,203,626	4,684,803
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(5,871,039)	—	(5,871,039)	—
Affiliated investments	—	—	—	—
Net realized gain (loss) from investments	(5,871,039)	—	(5,871,039)	—
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	1,654,277	(1,649,361)	(513,221)	(2,113,636)
Affiliated investments	(226,899)	(82,479)	(1,371,430)	(296,801)
Net change in unrealized appreciation (depreciation) on investments	1,427,378	(1,731,840)	(1,884,651)	(2,410,437)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(4,443,661)	(1,731,840)	(7,755,690)	(2,410,437)
Net increase (decrease) in net assets resulting from operations	$(2,867,702)	$616,859	$(4,552,064)	$2,274,366
Basic and diluted:
Net investment income per share	$0.11	$0.16	$0.22	$0.33
Earnings per share	$(0.20)	$0.04	$(0.32)	$0.16
Weighted average shares of common stock outstanding	14,394,081	14,388,242	14,393,398	14,387,526
Distributions paid per common share	$0.15	$0.15	$0.30	$0.30

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended December 31,
	2023	2022
Net assets at beginning of period	$83,860,817	$93,013,620
Net increase (decrease) in net assets resulting from operations:
Net investment income	1,575,959	2,348,699
Net realized gain (loss) from investments	(5,871,039)	—
Net change in unrealized appreciation (depreciation) on investments	1,427,378	(1,731,840)
Net increase (decrease) in net assets resulting from operations	(2,867,702)	616,859

Stockholder distributions:
Distributions from net investment income	(2,159,237)	(2,158,268)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(2,159,237)	(2,158,268)

Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	7,105	5,424
Net increase (decrease) in net assets resulting from capital transactions	7,105	5,424
Net increase (decrease) in net assets	(5,019,834)	(1,535,985)
Net assets at end of period	$78,840,983	$91,477,635

	For the six months ended December 31,
	2023	2022
Net assets at beginning of period	$87,700,308	$93,509,392
Increase (decrease) in net assets resulting from operations:
Net investment income	3,203,626	4,684,803
Net realized gain (loss) from investments	(5,871,039)	—
Net change in unrealized appreciation (depreciation) on investments	(1,884,651)	(2,410,437)
Net increase (decrease) in net assets resulting from operations	(4,552,064)	2,274,366
Stockholder distributions:
Distributions from net investment income	(4,318,163)	(4,316,310)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(4,318,163)	(4,316,310)
Capital transactions:
Issuance of common shares (0 and 0 , respectively)	—	—
Reinvestments of stockholder distributions	10,902	10,187
Net increase (decrease) in net assets resulting from capital transactions	10,902	10,187
Net increase (decrease) in net assets	(8,859,325)	(2,031,757)
Net assets at end of period	$78,840,983	$91,477,635

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,552,064)	$2,274,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(35,326,267)	(27,986,347)
Payment in-kind interest and dividends	(981,695)	(540,466)
Sales and repayments of investments	42,129,589	32,081,500
Net realized (gain) loss on investments	5,871,039	—
Net change in unrealized appreciation/depreciation on investments	1,884,651	2,410,437
Amortization of discount/premium on investments	(847,541)	(874,796)
Amortization of deferred debt issuance costs	258,795	346,667
Amortization of original issue discount	35,555	35,555
Net (increase) decrease in operating assets:
Interest receivable	695,336	379,047
Payment-in-kind interest receivable	(106,318)	(14,790)
Receivable for investments sold	—	533,366
Principal receivable	4,357	—
Due from affiliate	(515,361)	—
Other receivables	1,050	—
Prepaid expenses and other assets	201,277	319,502
Net increase (decrease) in operating liabilities:
Payable for investments purchased	3,704,703	(246,984)
Interest payable	(25,555)	585,804
Directors fees payable	(11,412)	1,225
Accrued expenses and other liabilities	212,961	141,009
Base management fees payable	(34,263)	(109,440)
Income-based incentive fees payable	(447,147)	(147,145)
Net cash (used in) provided by operating activities	12,151,690	9,188,510
Cash Flows from Financing Activities:
Distributions to stockholders	(4,738,544)	(4,305,727)
Proceeds from borrowing on revolving financing facility	28,100,000	27,400,000
Repayments of borrowing on revolving financing facility	(30,000,000)	(33,000,000)
Net cash (used in) provided by financing activities	(6,638,544)	(9,905,727)
Net change in cash	5,513,146	(717,217)
Cash:
Cash and restricted cash at beginning of period(1)	9,151,216	9,155,077
Cash and restricted cash at end of period(2)	$14,664,362	$8,437,860
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$4,500,672	$3,366,541
Cash paid for taxes	$2,150	$4,330
Issuance of shares pursuant to Dividend Reinvestment Plan	$10,902	$10,187
Non-cash purchase of investments	$(31,302,254)	$65,281
Non-cash sale of investments	$31,302,254	$(65,281)

(1)
Represents $1,093,758 and $2,550,021 of unrestricted cash as of June 30, 2023 and June 30, 2022, respectively, and $8,057,458 and $6,605,056 of restricted cash for the same periods .
(2)
Represents $3,092,224 and $963,649 of unrestricted cash as of December 31, 2023 and December 31, 2022, respectively, and $11,572,138 and $6,471,488 of restricted cash for the same periods .

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

December 31, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 7.50% + 1.50% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,142,619	$1,142,619	$1,182,611	1.50%
AHF Parent Holding, Inc.	(10)	Building Products	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,562,500	4,535,073	4,380,000	5.56%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,100,000	5,060,267	4,819,500	6.11%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants, and Leisure	3M S + 4.40%	4/6/2023	6/16/2025	7,691,206	7,073,573	7,306,646	9.27%
Amerequip, LLC	(10)	Machinery	3M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	3,809,479	3,779,334	3,819,002	4.84%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	4,217,722	3,898,129	4,070,101	5.16%
American Nuts Holdings, LLC - Term Loan A	(10)	Consumer Staples Distribution & Retail	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,229,384	4,229,384	3,933,327	4.99%
American Nuts Holdings, LLC - Term Loan B	(9)(10)	Consumer Staples Distribution & Retail	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,295,184	1,377,406	901,989	1.14%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,718,794	260,493	0.33%
Amerit	(10)	Commercial Services & Supplies	3M S + 6.75% (2.00% Floor)	12/13/2023	12/24/2025	5,000,000	4,896,910	4,895,500	6.21%
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	(10)	Commercial Services & Supplies	3M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,882,054	1,882,054	1,882,054	2.39%
Arborworks Acquisition LLC - Revolver (New)	(4)	Commercial Services & Supplies	15.00% PIK	11/6/2023	11/6/2028	500,354	500,354	500,354	0.64%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,974,093	4,905,871	4,874,611	6.18%
Bioplan USA, Inc. - Take-Back Term Loan	(3)(10)	Containers & Packaging	3M S + 3.25% + 5.00% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,721,018	5,445,947	5,592,295	7.09%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,428,025	3,602,984	4.57%
CareerBuilder, LLC	(9)(10)	Professional Services	6M S + 6.75% (1.00% Floor)	7/27/2017	7/31/2026	5,481,512	5,476,933	2,384,458	3.02%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,979,798	3,926,622	3,870,354	4.91%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	8,554,285	8,002,848	8,147,956	10.34%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.50% (1.00% Floor)	8/2/2021	1/15/2026	7,765,735	7,708,252	7,726,906	9.80%
Empire Office Inc.	(10)	Trading Companies & Distributors	1M S + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	11,540,249	11,520,367	11,540,249	14.64%
Evergreen North America Acquisitions, LLC	(10)	Machinery	1M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	4,444,625	4,382,193	4,422,402	5.61%
Evergreen North America Acquisitions, LLC - Revolver	(4)	Machinery	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	292,303	292,303	290,841	0.37%
Flatworld Intermediate Corporation	(10)	IT Services	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,245,946	2,209,460	2,167,338	2.75%
Fleetpride Inc.	(10)	Trading Companies & Distributors	3M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,992,500	2,961,529	2,992,500	3.80%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,437,500	4,355,521	3,771,875	4.78%
Klein Hersh, LLC	(3)(9)(10)(11)	Professional Services	3M S + 4.63% + 6.56% PIK (0.50% Floor)	4/21/2022	4/27/2027	9,996,006	9,886,081	3,523,592	4.47%
LABL, INC.	(10)	Paper Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	2,992,366	2,992,366	2,880,153	3.65%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

December 31, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,231,604	7,158,677	7,231,604	9.17%
LSF9 Atlantis Holdings LLC (Victra)	(10)	Specialty Retail	3M S + 7.25% (0.75% Floor)	10/2/2023	3/31/2029	1,973,333	1,896,573	1,933,867	2.45%
Max US Bidco Inc.	(10)	Food Products	3M S + 5.00%	10/4/2023	10/2/2030	5,000,000	4,754,854	4,750,000	6.03%
Northstar Group Services, Inc.	(10)	Commercial Services & Supplies	3M S + 5.50% (1.00% Floor)	12/15/2023	11/12/2026	2,482,993	2,482,993	2,482,993	3.15%
Potpourri Group, Inc.	(10)	Broadline Retail	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,845,149	8,831,029	8,845,149	11.22%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,950,000	3,919,277	3,950,000	5.01%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,332,471	6,282,279	6,332,471	8.03%
Sandvine Corporation	(5)(7)(10)	Software	1M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,114,441	4,967,563	6.30%
South Coast Terminals, LLC	(10)	Chemicals	3M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	7,561,489	7,512,151	7,466,970	9.47%
South Coast Terminals, LLC - Revolver	(4)	Chemicals	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	96,774	96,774	95,565	0.12%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.50% (1.00% Floor)	6/6/2022	6/7/2027	9,851,923	9,778,375	9,605,625	12.18%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	731,250	0.93%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 5.75% (0.75% Floor)	12/27/2021	12/17/2027	8,850,000	8,850,002	8,850,000	11.23%
Total Senior Secured First Lien Debt Investments							185,015,640	172,983,148	219.41%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$65,964	0.08%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,400,929	1.78%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,687,523	2.14%
ArborWorks, LLC A-1 Common Units	(8)	Commercial Services & Supplies				1,035	—	—	—%
ArborWorks, LLC A-1 Preferred	(8)	Commercial Services & Supplies				8,633	4,362,023	2,688,592	3.41%
ArborWorks, LLC B-1 Preferred	(8)	Commercial Services & Supplies				8,633	—	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,941	5,325,895	6.76%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	326,000	0.41%
Discovery Behavioral Health Preferred Stock	(8)	Health Care Providers & Services	13.50% PIK			4,000	4,000,000	4,000,000	5.07%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	26,079	0.03%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				89,046	—	163,845	0.21%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,209	1,184,606	653,794	0.83%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				13,457	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				89,046	—	163,845	0.21%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			63,574	6,357,357	5,816,982	7.38%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				520,710	528,249	1,124,734	1.43%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	916,812	1.16%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	710,000	0.90%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	850,805	1.08%
Total Equity, Warrants and Other Investments							23,571,761	25,921,799	32.88%
Total Non-Controlled/Non-Affiliated Investments							$208,587,401	$198,904,947	252.29%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

December 31, 2023

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
1888 Industrial Services, LLC - Term A	(3)(9)	Energy Equipment & Services	3M S + 5.00% PIK (1.00% Floor)	9/30/2016	8/31/2024	$5,911,230	5,911,230	1,353,672	1.72%
1888 Industrial Services, LLC - Term C	(3)(9)	Energy Equipment & Services	3M S + 5.00% (1.00% Floor)	6/25/2019	8/31/2024	$578,911	578,911	679,063	0.86%
1888 Industrial Services, LLC - Revolver	(3)(4)(9)	Energy Equipment & Services	3M S + 5.00% (1.00% Floor)	10/11/2016	8/31/2024	$2,266,478	2,266,478	491,825	0.62%
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$772,880	772,880	701,079	0.89%
Total Senior Secured First Lien Debt Investments							9,529,499	3,225,639	4.09%
Equity, Warrants and Other Investments
1888 Industrial Services, LLC (Equity Interest)	(8)	Energy Equipment & Services				11,881	—	—	—%
Techniplas Foreign Holdco LP Common Stock	(8)	Automobile Components				879,559	14,336,791	5,250,967	6.66%
Total Equity, Warrants and Other Investments							14,336,791	5,250,967	6.66%
Total Affiliated Investments							$23,866,290	$8,476,606	10.75%
Total Investments							$232,453,691	$207,381,553	263.04%
Liabilities in excess of other assets								(128,540,570)	(163.04)%
Net Assets								$78,840,983	100.00%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $207,381,553 at fair value and represented 263.04% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 2.19% of the Company’s total assets, at fair value.
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
(13)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of SOFR plus 7.50% Cash (Floor 1.00%) with an election for SOFR plus 9.25% PIK (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

December 31, 2023

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2023, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended December 31, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$(124,135)	$1,353,672	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(51,959)	—	100,152	679,063	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(98,956)	—	(578)	491,825	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	37,640	—	—	(163,971)	701,079	38,620
	Common Stock(e)	6,433,865	—	—	—	(1,182,898)	5,250,967	—
		$9,961,311	$37,640	$(150,915)	$—	$(1,371,430)	$8,476,606	$38,620

(a)
The fair value of all investments were determined using significant unobservable inputs.
(b)
Gross additions include increases in the cost basis of investments resulting from new investments, PIK and follow-on investments.
(c)
Gross reductions include decreases in the total cost basis of investment repayments from principal repayments or sales.
(d)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(e)
Investment is non-income producing.

PRIME — 8.50% as of December 31, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.35% as of December 31, 2023)

3M S — 3-month SOFR (5.33% as of December 31, 2023)

6M S — 6-month SOFR (5.16% as of December 31, 2023)

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

December 31, 2023

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2023 and June 30, 2023, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended December 31, 2023, $201,092 and $375,546 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and six months ended December 31, 2022, $222,691 and $377,729 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had seven loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, CareerBuilder, LLC and Klein Hersh, LLC, which collectively represented 4.63% of the Company’s portfolio at fair value. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $605,399 and $705,580 during the three and six months ended December 31, 2023. The Company earned PIK interest of $35,376 and $217,114 during the three and six months ended December 31, 2022.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $194,182 and $382,433 during the three and six months ended December 31, 2023. The Company earned PIK dividends of $171,693 and $338,142 during the three and six months ended December 31, 2022.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2023 or June 30, 2023.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At December 31, 2023 and December 31, 2022, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $109,497 and $210,244 for the three and six months ended December 31, 2023, and $65,858 and $110,188 for the three and six months ended December 31, 2022.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended December 31, 2023, the Company recorded distributions of $2,159,237 and $4,318,163. During the three and six months ended December 31, 2022, the Company recorded distributions of $2,158,268 and $4,316,310. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ended June 30, 2023. As of December 31, 2023 and June 30, 2023, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and six months ended December 31, 2023 and December 31, 2022, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Investment purchases, at cost (including PIK interest)	$19,772,673	$6,378,958	$36,307,962	$28,526,813
Investment sales and repayments	31,812,232	15,604,801	42,129,589	32,081,500

The composition of the Company’s investments as of December 31, 2023, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$194,545,139	83.69%	$176,208,787	84.97%
Equity, Warrants and Other Investments	37,908,552	16.31	31,172,766	15.03
Total	$232,453,691	100.00%	$207,381,553	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$28,249,561	13.62%
Commercial Services & Supplies	19,906,698	9.60
Professional Services	18,131,730	8.74
Containers & Packaging	14,521,174	7.00
IT Services	8,991,883	4.34
Broadline Retail	8,845,149	4.27
Machinery	8,532,245	4.11
Food Products	8,521,875	4.11
Entertainment	8,147,956	3.93
Household Durables	7,726,906	3.72
Chemicals	7,562,535	3.65
Hotels, Restaurants, and Leisure	7,306,646	3.52
Diversified Consumer Services	7,231,604	3.49
Software	6,915,579	3.33
Specialty Retail	6,753,367	3.26
Automobile Components	5,952,046	2.87
Consumer Services	4,874,611	2.35
Consumer Staples Distribution & Retail	4,835,316	2.33
Building Products	4,380,000	2.11
Automotive Retail	4,070,101	1.96
Health Care Providers & Services	4,000,000	1.93
Construction & Engineering	3,870,354	1.87
Paper Packaging	2,880,153	1.39
Electronic Equipment, Instruments & Components	2,649,504	1.28
Energy Equipment & Services	2,524,560	1.22
Total	$207,381,553	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,176,879	15.98%
Professional Services	28,238,167	12.83
IT Services	23,576,450	10.71
Commercial Services & Supplies	14,329,460	6.51
Software	13,772,487	6.26
Containers & Packaging	12,958,772	5.89
Machinery	9,602,806	4.36
Internet & Direct Marketing Retail	8,969,729	4.08
Entertainment	7,640,000	3.47
Household Durables	7,610,242	3.46
Chemicals	7,568,617	3.44
Diversified Consumer Services	7,268,500	3.30
Automobile Components	7,261,275	3.30
Hotels, Restaurants, and Leisure	6,283,541	2.85
Consumer Staples Distribution & Retail	6,061,396	2.75
Specialty Retail	5,148,000	2.34
Building Products	4,511,719	2.05
Food Products	4,288,750	1.95
Automotive Retail	3,878,905	1.76
Electronic Equipment, Instruments & Components	3,265,598	1.48
Energy Equipment & Services	2,700,036	1.23
Total	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$79,150,176	38.17%
U.S. West	59,667,451	28.77
U.S. Midwest	26,328,881	12.70
U.S. Southeast	22,673,605	10.93
U.S. Southwest	8,031,743	3.87
U.S. Mid-Atlantic	6,562,134	3.16
International	4,967,563	2.40
Total	$207,381,553	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$94,658,227	43.00%
U.S. West	44,911,266	20.40
U.S. Midwest	26,602,440	12.09
U.S. Southeast	20,803,349	9.45
U.S. Mid-Atlantic	17,721,607	8.05
U.S. Southwest	10,367,607	4.71
International	5,046,833	2.30
Total	$220,111,329	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2023, the Company made investments in new and existing portfolio companies of approximately $33.6 million, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2023, the Company made investments of approximately $1.7 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At December 31, 2023 and June 30, 2023, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$176,208,787	$176,208,787
Equity, Warrants and Other Investments	—	—	31,172,766	31,172,766
Total Investments	$—	$—	$207,381,553	$207,381,553

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$196,370,955	$196,370,955
Equity, Warrants and Other Investments	—	—	23,740,374	23,740,374
Total Investments	$—	$—	$220,111,329	$220,111,329

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	31,897,279	—	—	4,410,683	36,307,962
Sales and repayments	(42,129,589)	—	—	—	(42,129,589)
Amortization	847,541	—	—	—	847,541
Net realized gains (losses)	(5,808,927)	—	—	(62,112)	(5,871,039)
Transfers in	—	—	—	4,362,023	4,362,023
Transfers out	(4,362,023)	—	—	—	(4,362,023)
Net change in unrealized appreciation (depreciation)	(606,449)	—	—	(1,278,202)	(1,884,651)
Fair value at December 31, 2023	$176,208,787	$—	$—	$31,172,766	$207,381,553
Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2023	$(2,956,648)	$—	$—	$(1,340,315)	$(4,296,963)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2022:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	27,888,672	—	—	638,141	28,526,813
Sales and repayments	(32,081,500)	—	—	—	(32,081,500)
Amortization	874,796	—	—	—	874,796
Net realized gains (losses)	—	—	—	—	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(3,086,971)	—	—	676,534	(2,410,437)
Fair value at December 31, 2022	$208,453,033	$—	$—	$20,140,625	$228,593,658
Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2022	$(3,021,829)	$—	$—	$676,535	$(2,345,294)

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

During the three and six months ended December 31, 2023 and December 31, 2022, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of December 31, 2023 and June 30, 2023. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of December 31, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$148,521,563	Income Approach	Market Yields	13.7%	10.1%-20.0%
Senior Secured First Lien Debt Investments	3,581,232	Market Comparable Approach	EBITDA Multiple	8.5x	6.4x-9.0x
Senior Secured First Lien Debt Investments	2,384,458	Market Comparable Approach	Revenue Multiple	0.31x	0.31x
Senior Secured First Lien Debt Investments	14,510,901	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	7,210,633	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants, and Other Investments	5,816,982	Income Approach	Market Yields	17.1%	17.1%
Equity, Warrants, and Other Investments	21,355,784	Market Comparable Approach	EBITDA multiple	9.6x	5.2x-28.3x
Equity, Warrants, and Other Investments	4,000,000	Recent Transaction	Recent Transaction	N/A	N/A

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$161,776,983	Income Approach	Market Yields	13.3%	10.1% - 18.0%
Senior Secured First Lien Debt Investments	13,895,260	Market Comparable Approach	EBITDA Multiple	17.3x	5.7x – 21.2x
Senior Secured First Lien Debt Investments	5,272,355	Market Comparable Approach	Revenue Multiple	0.3x	0.30x – 0.38x
Senior Secured First Lien Debt Investments	15,209,280	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	217,077	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	4,824,752	Income Approach	Market Yields	18.0%	18.0%
Equity, Warrants and Other Investments	18,915,622	Market Comparable Approach	EBITDA multiple	8.7x	5.7x – 24.2x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Borrowings

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. The Capital One Revolving Financing, which will expire on August 23, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective November 18, 2022, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.50%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of December 31, 2023 and June 30, 2023, there were $70.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of December 31, 2023, SPV LLC had a notional amount of $186.6 million, which included $169.9 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $11.6 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2023, SPV and LLC had a notional amount of $194.0 million in assets with a fair value of $181.5 million, no accrued interest receivable and $8.1 million in cash held by the trustee of the Capital One Revolving Financing. For the three and six months ended December 31, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $70.8 million and $70.0 million, respectively, and 7.88% and 7.75%, respectively. For the three and six months ended December 31, 2022, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $86.4 million and $84.1 million, respectively, and 6.12% and 5.34%, respectively.

For more information, see Note 15. “Subsequent Events.”

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At December 31, 2023 and June 30, 2023, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $70.0 million and $71.9 million respectively, which the Company concluded was a Level 3 fair value.

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

As of December 31, 2023, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at an effective yield of 5.17%. As of December 31, 2023, the fair value of the 2026 Notes was $59.3 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	135,000,000
Total long-term debt	$135,000,000

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

The Company’s board of directors declared the following quarterly distributions during the six months ended December 31, 2023:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
September 14, 2023	October 11, 2023	October 12, 2023	November 2, 2023	$0.1500	1st 2024
November 9, 2023	December 13, 2023	December 14, 2023	January 8, 2024	$0.1500	2nd 2024

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$285,946	$—	0.50%	8/31/24
Arborworks Acquisition LLC – Revolver (New)	741,882	—	0.50%	11/6/28
Evergreen North America Acquisitions, LLC – Revolver	194,868	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/27
South Coast Terminals LLC – Revolver	870,968	—	0.50%	12/10/26
Work Genius Holdings, Inc – Revolver	—	—	0.50%	6/7/27
Total Unfunded Commitments	$2,661,232	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/26
Total Unfunded Commitments	$5,670,894	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Base management fees	$980,260	$1,057,104	$1,959,179	$2,161,085
Waiver of base management fees	(108,265)	(112,481)	(194,895)	(206,627)
Income-based incentive fees	(72,942)	—	(72,942)	(147,145)
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	629,045	375,900	892,420	751,800
Total net expense to affiliates	$1,428,098	$1,320,523	$2,583,762	$2,559,113

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of December 31, 2023 and June 30, 2023:

	As of December 31,	As of June 30,
	2023	2023
Due from affiliate	$515,361	$—
Total amount due from affiliate	$515,361	$—

Base management fees payable	$871,955	$906,218
Income-based incentive fees payable	128,876	576,023
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	153,381	172,308
Total amount due to affiliates	$1,154,212	$1,654,549

(1)
Balances are reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities.

Advisory Agreement

The Company is party to the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”).

For the three and six months ended December 31, 2023, $980,260 and $1,959,179 in Base Management Fees were earned by the Adviser, of which $108,265 and $194,895 was voluntarily waived. As of December 31, 2023, $871,955 of such fees were payable. For the three and six months ended December 31, 2022, $1,057,104 and $2,161,085 in Base Management Fees were earned by the Adviser, of which $112,481 and $206,627 was voluntarily waived. As of June 30, 2023, $906,218 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and six months ended December 31, 2023, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of December 31, 2023, $128,876 in incentive fees related to Income-Based Fees incurred by the Company are payable to the Adviser, of which fees of $10,063 are payable and fees of $118,813 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three and six months ended December 31, 2022, the Company wrote off $0 and $147,145 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2023, $576,023 in incentive fees related to Income-Based Fees incurred by the Company are payable to the Adviser, of which fees of $374,206 are payable and fees of $201,817 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of December 31, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

As of December 31, 2023, the Company reflected a due from affiliate balance of $515,361 on the Consolidated Statement of Assets and Liabilities for an overpayment of expenses owed to the Adviser for administrative expenses incurred. There was no due from affiliate balance as of June 30, 2023.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $629,045 and $892,420 under the Administration Agreement for the three and six months ended December 31, 2023. The Company incurred costs of $375,900 and $751,800 under the Administration Agreement for the three and six months ended December 31, 2022. As of December 31, 2023 and June 30, 2023, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $153,381 and $172,308, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

During the three and six months ended December 31, 2023, the Company recorded approximately $356,000 of expenses that related to the fiscal year ended June 30, 2023. Of this amount, approximately $239,000 related to expenses allocated from the Adviser.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended December 31, 2023, the Company recorded directors’ fees of $72,875 and $146,250, of which $4,343 were payable at December 31, 2023. For the three and six months ended December 31, 2022, the Company recorded directors’ fees of $75,625 and $151,250, of which $15,755 were payable at June 30, 2023.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$(2,867,702)	$616,859	$(4,552,064)	$2,274,366
Weighted average shares of common stock outstanding	14,394,081	14,388,242	14,393,398	14,387,526
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.20)	$0.04	$(0.32)	$0.16

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500
September 14, 2023	October 12, 2023	November 2, 2023	$0.1300
September 14, 2023*	October 12, 2023	November 2, 2023	$0.0200
November 9, 2023	December 14, 2023	January 8, 2024	$0.1200
November 9, 2023*	December 14, 2023	January 8, 2024	$0.0300

# Special distribution

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended December 31, 2023 and December 31, 2022:

	Six months ended December 31,
	2023		2022
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$4,318,163	100%	$4,316,310	100%
Long-term capital gains	—	—	—	—
Total	$4,318,163	100%	$4,316,310	100%

The figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ending June 30, 2024 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2024. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the six months ended December 31, 2023 and December 31, 2022.

	Six months ended December 31,
	2023		2022
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,391,775	$205,812,251	14,385,810	$205,790,502
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	3,141	10,902	2,646	10,187
Balance at end of period	14,394,916	$205,823,153	14,388,456	$205,800,689

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the six months ended December 31,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$6.09	$6.50
Net investment income	0.23	0.33
Net realized and unrealized gains (losses)	(0.54)	(0.17)
Net increase (decrease) in net assets resulting from operations	(0.31)	0.16
Capital transactions(2)
Dividends from net investment income	(0.30)	(0.30)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.30)	(0.30)
Offering costs	—	—
Net asset value, end of period	$5.48	$6.36
Market value per share, end of period	$3.56	$3.53
Total return based on market value(3)(4)	6.84%	(9.69)%
Shares outstanding at end of period	14,394,916	14,388,456
Ratio/Supplemental Data:
Net assets, at end of period	$78,840,983	$91,477,635
Ratio of total expenses to average net assets(5)	22.33%	18.49%
Ratio of net expenses to average net assets(5)	21.85%	18.05%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	11.61%	9.24%
Ratio of net investment income before fee waiver to average net assets(5)	7.36%	10.52%
Ratio of net investment income after fee waiver to average net assets(5)	7.83%	10.07%
Total Borrowings	$135,000,000	$143,400,000
Asset Coverage Ratio(6)	1.58	1.64
Portfolio Turnover Rate(4)	16%	12%

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
(4)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.
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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended December 31, 2023 and December 31, 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Amendment Fee	$—	$—	$51,904	$60,336
Prepayment Fee Income	54,232	114,320	141,390	302,040
Other Fees	235,236	96,258	240,160	210,052
Other Fee Income	$289,468	$210,578	$433,454	$572,428

Note 14. Tax Information

As of December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$232,281,529
Gross unrealized appreciation	8,812,600
Gross unrealized depreciation	(33,712,576)
Net unrealized investment depreciation	$(24,899,976)

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

From January 1, 2024 through February 16, 2024, the Company made advances of approximately $0.4 million on one existing revolving credit commitment to one portfolio company and received approximately $4.7 million from the repayment of two positions for one portfolio company.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On February 8, 2024, the Company’s board of directors declared a distribution for the quarter ended March 31, 2024 of $0.12 per share payable on April 5, 2024, to stockholders of record as of March 15, 2024 and a supplemental distribution of $0.03 per share, payable on April 5, 2024, to stockholders of record as of March 15, 2024.

On January 17, 2024, the Company, through SPV LLC, entered into a fourth amendment (the “Fourth Amendment”) to the Capital One Revolving Financing. The Fourth Amendment provides for, among other things, (i) the extension of the maturity date to January 17, 2029, (ii) an increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) the extension of the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $22.9 billion as of December 31, 2023. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 45 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of December 31, 2023 and June 30, 2023, we had no Taxable Subsidiaries.

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

As of December 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.5% of our total assets, as compared to 95.0% of our total assets as of June 30, 2023.

See Note 2.i “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facility

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. The Capital One Revolving Financing, which will expire on August 23, 2026 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of December 31, 2023 and June 30, 2023, there were $70.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

For more information, see "Recent Developments."

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2023, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2023, approximately 2.19% of our total assets were non-qualifying assets.

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

As of December 31, 2023, our investment portfolio of $207.4 million (at fair value) consisted of debt and equity investments in 44 portfolio companies, of which 84.97% were first lien investments and 15.03% were in equities, warrants and other positions. At December 31, 2023, our average and largest portfolio company investment at fair value was $4.7 million and $14.5 million, respectively.

As of June 30, 2023, our investment portfolio of $220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

As of December 31, 2023 and June 30, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.60% and 12.46% respectively. As of December 31, 2023 and June 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.07% and 11.32%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of December 31, 2023 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At December 31, 2023 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at December 31, 2023	Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	13.62%	15.98%
Commercial Services & Supplies	9.60	6.51
Professional Services	8.74	12.83
Containers & Packaging	7.00	5.89
IT Services	4.34	10.71
Broadline Retail	4.27	—
Machinery	4.11	4.36
Food Products	4.11	1.95
Entertainment	3.93	3.47
Household Durables	3.72	3.46
Chemicals	3.65	3.44
Hotels, Restaurants, and Leisure	3.52	2.85
Diversified Consumer Services	3.49	3.30
Software	3.33	6.26
Specialty Retail	3.26	2.34
Automobile Components	2.87	3.30
Consumer Services	2.35	—
Consumer Staples Distribution & Retail	2.33	2.75
Building Products	2.11	2.05
Automotive Retail	1.96	1.76
Health Care Providers & Services	1.93	—
Construction & Engineering	1.87	—
Paper Packaging	1.39	—
Electronic Equipment, Instruments & Components	1.28	1.48
Energy Equipment & Services	1.22	1.23
Internet & Direct Marketing Retail	—	4.08
	100.00%	100.00%

During the six months ended December 31, 2023, we made investments in nine new portfolio companies and two existing portfolio companies totaling approximately $33.6 million, at cost. Of the new investments, 88.01% consisted of first lien investments and 11.99% of equity investments.

At December 31, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2023, we had five investments with aggregate unfunded commitments of $2.7 million, and as of June 30, 2023, we had nine investments with aggregate unfunded commitments of $5.7 million. As of December 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of December 31, 2023			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments(1)
1	$18,771,853	9.1%	2	$16,538,345	7.5%	3
2	120,168,125	57.9	38	114,979,324	52.2	32
3	59,525,546	28.7	20	62,588,392	28.4	19
4	—	-	-	13,067,850	6.0	5
5	8,916,029	4.3	7	12,937,418	5.9	6
Total	$207,381,553	100.0%	67	$220,111,329	100.0%	65

Results of Operations

Comparison of the three months ended December 31, 2023 and December 31, 2022

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended December 31, 2023 decreased to $6.2 million from $6.8 million for the three months ended December 31, 2022, primarily related to a decrease in interest income related to the repayment of four portfolio companies and a decrease in interest income related to the portfolio companies on non-accrual status, partially offset by an increase in PIK interest income earned on Crafty Apes, LLC due to its removal from non-accrual status during the quarter ended December 31, 2023.

Expenses

Total expenses for the three months ended December 31, 2023 decreased to $4.8 million, compared to $4.5 million for the three months ended December 31, 2022, primarily due to a decrease in base management fees, a decrease in the allocation of administrative costs from the Adviser, a decrease in amortization of deferred debt issuance costs due to the extension of the Capital One Revolving Financing maturity date to August 23, 2026, and the write-off of deferred income-based incentive fees, partially offset by an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities, an increase in the provision for tax expense, and an increase in professional fees.

Net investment income

Net investment income decreased to $1.6 million for the three months ended December 31, 2023 from $2.3 million for the three months ended December 31, 2022, primarily due to a decrease in total investment income primarily related to the repayment of four portfolio companies and a decrease in interest income related to the portfolio companies on non-accrual status, partially offset by an increase in PIK interest income earned on Crafty Apes, LLC due to its removal from non-accrual status during the quarter ended December 31, 2023, an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities, an increase in the provision for tax expense, and an increase in professional fees.

Net realized gain or loss

There was a net realized loss from investments of $5.9 million for the three months ended December 31, 2023 primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC,

Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc. There was no net realized gain or loss on investments for the three months ended December 31, 2022.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $1.4 million for the three months ended December 31, 2023, primarily due to the realization of previously unrealized losses resulting from the restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc., mainly offset by the write down of our investments in Techniplas Foreign Holdco LP.

During the three months ended December 31, 2022, we recorded a net change in unrealized depreciation of $1.7 million, primarily due to the decrease in the fair value of our investments in CareerBuilder, LLC, Fusion Connect, Inc – Series A Preferred, and Klein Hersh, LLC which was offset by the increase in the value of our investments in the 4L Technologies, Inc – Preferred Stock and Work Genius Holdings, Inc – Equity Interest.

Comparison of the six months ended December 31, 2023 and December 31, 2022

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended December 31, 2023 decreased to $12.1 million from $13.1 million for the six months ended December 31, 2022, primarily related to a decrease in interest income related to the repayment of four portfolio companies, a decrease in interest income related to the portfolio companies on non-accrual status, and decreases in dividend income and other fee income, primarily offset by an increase in PIK interest income earned on Crafty Apes, LLC due to its removal from non-accrual status during the quarter ended December 31, 2023.

Expenses

Total expenses for the six months ended December 31, 2023 increased to $9.1 million, compared to $8.6 million for the six months ended December 31, 2022, primarily due to an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities, partially offset by a decrease in base management fees and a decrease in the allocation of administrative costs from the Adviser.

Net investment income

Net investment income decreased to $3.2 million for the six months ended December 31, 2023 from $4.7 million for the six months ended December 31, 2022, primarily due to a decrease in total investment income primarily related to a decrease in interest income related to the repayment of four portfolio companies and a decrease in interest income related to the portfolio companies on non-accrual status, a decrease in base management fees, and a decrease in the allocation of administrative costs from the Adviser, partially offset by an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities.

Net realized gain or loss

There was a net realized loss from investments of $5.9 million for the six months ended December 31, 2023 primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc. There was no net realized gain or loss on investments for the six months ended December 31, 2022.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $1.9 million for the six months ended December 31, 2023, primarily due to the decrease in fair value of our investments in Klein Hersh, LLC and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investments in Bioplan USA, Inc., Investcorp Transformer Aggregator LP, and WorkGenius Holdings, Inc. - Equity.

During the six months ended December 31, 2022, we recorded a net change in unrealized depreciation of $2.4 million, primarily due to the decrease in fair value of our investments in Arborworks Acquisition LLC, CareerBuilder, LLC, and Fusion Connect, Inc – Series A Preferred which was offset by the increase in the fair value of our investments in the 4L Technologies, Inc – Preferred Stock and Work Genius Holdings, Inc – Equity Interest.

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

Cash flows

For the six months ended December 31, 2023, our total cash balance increased by $5.5 million. During that period, cash increased by $12.2 million from operating activities, primarily due to proceeds from sales and repayments of portfolio companies of $42.1 million and payables for investments purchased of $3.7 million, partially offset by a decrease in net assets resulting from operations of $4.6 million and payments for the purchase of investments in portfolio companies of $35.3 million. During the same period, net cash used in financing activities totaled $6.6 million, consisting primarily of $4.7 million of distributions paid to our stockholders and repayments of $30.0 million to paydown the Capital One Revolving Facility, offset by proceeds of $28.1 million from borrowing under the Capital One Revolving Facility.

Capital resources

As of December 31, 2023, we had $3.1 million of cash as well as $11.6 million in restricted cash and $30.0 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023, our asset coverage for borrowed amounts was 158.4%.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC for a taxable year, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023, our off-balance sheet arrangements consisted of $2.7 million in unfunded commitments to five of our portfolio companies. As of December 31, 2023, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2023, our off-balance arrangements consisted of $5.7 million in unfunded commitments to nine of our portfolio companies.

Recent Developments

From January 1, 2024 through February 16, 2024, we made advances of approximately $0.4 million on one existing revolving credit commitment to one portfolio company and received approximately $4.7 million from the repayment of two positions for one portfolio company.

On February 8, 2024, our board of directors declared a distribution for the quarter ended March 31, 2024 of $0.12 per share payable on April 5, 2024 to stockholders of record as of March 15, 2024 and a supplemental distribution of $0.03 per share, payable on April 5, 2024 to stockholders of record as of March 15, 2024.

On January 17, 2024, we, through SPV LLC, our wholly-owned subsidiary, entered into a fourth amendment (the “Fourth Amendment”) to the Capital One Revolving Financing. The Fourth Amendment provides for, among other things, (i) the extension of the maturity date to January 17, 2029, (ii) an increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) the extension of the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At December 31, 2023, 99.6% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of December 31, 2023, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of December 31, 2023, our floating rate borrowings totaled $70.0 million in principal amount, which represented 51.9% of our outstanding debt.

Based on our investment portfolio as of December 31, 2023, with certain interest rate floors and our financing arrangements at December 31, 2023, a 1.00% increase in interest rates would increase our net interest income by approximately 8.48% and a 2.00% increase in interest rates would increase our net interest income by approximately 16.95%.

Although management believes that this analysis is indicative of our existing sensitivity as of December 31, 2023, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in timely identifying the incorrect accrual of certain expenses in our consolidated financial statements. In connection with the preparation of our consolidated financial statements for the fiscal quarter ended December 31, 2023, approximately $388,000, or approximately $0.02 per share, of adjustments relating to the incorrect accrual of certain expenses were identified, of which approximately $356,000 of adjustments related to the fiscal year ended June 30, 2023. The Company believes these errors were immaterial in nature and has corrected such errors in the consolidated financial statements contained in this Form 10-Q for the quarter ended December 31, 2023.

Notwithstanding the foregoing, our independent registered public accounting firm advised us that such delayed detection of the errors resulted in a material weakness in our internal control over financial reporting. Management has taken, and will continue to take, significant and comprehensive action to remediate the internal control weakness. In this regard, we have added or are in the process of adding five accounting personnel and are hiring a third-party service provider to provide support for our day-to-day finance and accounting activities to, among other things, create additional redundancies in duties surrounding the Company’s accrual of expenses and the frequency of the review thereof.

Changes in Internal Control Over Financial Reporting

Other than as noted above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended December 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023 (filed with the SEC on September 21, 2023). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended December 31, 2023, we issued 2,075 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended December 31, 2023 was $7,105.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.1.1	Articles of Amendment(2)

3.2	Bylaws(3)

10.1

Fourth Amendment, dated January 17, 2024, to Loan, Security and Collateral Management Agreement by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(4).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(4)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01054), filed on January 23, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2024

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer