Form 10-Q
period 2024-03-31
Investcorp Credit Management BDC, Inc.
filed 2024-05-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2024 was 14,400,742.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2024
	(Unaudited)	June 30, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $195,540,865 and $219,319,251, respectively)	$186,948,019	$210,150,018
Affiliated investments, at fair value (amortized cost of $15,129,208 and $23,979,565, respectively)	5,255,262	9,961,311
Total investments, at fair value (amortized cost of $210,670,073 and $243,298,816, respectively)	192,203,281	220,111,329
Cash	2,728,347	1,093,758
Cash, restricted	10,161,162	8,057,458
Receivable for investments sold	1,972,100	—
Principal receivable	47,692	93,581
Interest receivable	1,304,722	2,041,877
Payment-in-kind interest receivable	59,166	46,088
Due from affiliate	175,916	—
Long-term receivable	618,772	—
Escrow receivable	95,190	—
Other receivables	—	1,050
Prepaid expenses and other assets	604,201	361,719
Total Assets	$209,970,549	$231,806,860
Liabilities
Notes payable:
Revolving credit facility	$57,500,000	$71,900,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,807,459)	(1,220,556)
Unamortized discount	(142,220)	(195,553)
Notes payable, net	120,550,321	135,483,891
Payable for investments purchased	3,487,533	1,795,297
Dividend payable	2,159,568	2,590,520
Income-based incentive fees payable	128,876	576,023
Base management fees payable	854,328	906,218
Interest payable	2,972,954	2,293,766
Directors' fees payable	—	15,755
Accrued expenses and other liabilities	716,004	445,082
Total Liabilities	130,869,584	144,106,552
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized 14,397,121 and 14,391,775 shares issued and outstanding, respectively)	14,397	14,392
Additional paid-in capital	203,346,421	203,327,714
Distributable earnings (loss)	(124,259,853)	(115,641,798)
Total Net Assets	79,100,965	87,700,308
Total Liabilities and Net Assets	$209,970,549	$231,806,860
Net Asset Value Per Share	$5.49	$6.09

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$5,561,333	$6,314,620	$16,180,220	$18,184,247
Affiliated investments	28,830	—	29,370	(20,611)
Total interest income	5,590,163	6,314,620	16,209,590	18,163,636
Payment in-kind interest income
Non-controlled, non-affiliated investments	613,765	401,978	1,281,265	584,645
Affiliated investments	19,553	17,491	57,633	51,938
Total payment-in-kind interest income	633,318	419,469	1,338,898	636,583
Dividend income
Non-controlled, non-affiliated investments	54,138	—	54,138	101,755
Affiliated investments	—	—	—	—
Total dividend income	54,138	—	54,138	101,755
Payment in-kind dividend income
Non-controlled, non-affiliated investments	198,123	173,253	580,556	511,395
Affiliated investments	—	—	—	—
Total payment-in-kind dividend income	198,123	173,253	580,556	511,395
Other fee income
Non-controlled, non-affiliated investments	142,347	98,498	575,801	670,926
Affiliated investments	—	—	—	—
Total other fee income	142,347	98,498	575,801	670,926
Total investment income	6,618,089	7,005,840	18,758,983	20,084,295
Expenses:
Interest expense	2,174,195	2,166,739	6,649,314	6,119,083
Base management fees	951,799	1,043,306	2,910,978	3,204,391
Income-based incentive fees	—	—	(72,942)	(147,145)
Provision for tax expense	111,646	77,575	321,890	187,763
Professional fees	354,934	271,784	981,322	815,347
Allocation of administrative costs from Adviser	225,856	375,900	1,118,276	1,127,700
Amortization of deferred debt issuance costs	152,591	173,333	423,885	520,000
Amortization of original issue discount - 2026 Notes	17,777	17,777	53,332	53,332
Insurance expense	125,766	120,093	351,734	395,734
Directors' fees	75,157	75,625	221,407	226,875
Custodian and administrator fees	68,031	74,397	214,892	217,913
Other expenses	379,406	151,093	595,233	426,908
Total expenses	4,637,158	4,547,622	13,769,321	13,147,901
Waiver of base management fees	(97,431)	(89,939)	(292,326)	(296,566)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	4,539,727	4,457,683	13,476,995	12,851,335
Net investment income	2,078,362	2,548,157	5,281,988	7,232,960
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(31,984)	(26,890,095)	(5,903,023)	(26,890,095)
Affiliated investments	(6,239,984)	—	(6,239,984)	—
Net realized gain (loss) from investments	(6,271,968)	(26,890,095)	(12,143,007)	(26,890,095)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	1,089,608	24,505,471	576,387	22,391,835
Affiliated investments	5,515,738	(1,267,677)	4,144,308	(1,564,478)
Net change in unrealized appreciation (depreciation) on investments	6,605,346	23,237,794	4,720,695	20,827,357
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	333,378	(3,652,301)	(7,422,312)	(6,062,738)
Net increase (decrease) in net assets resulting from operations	$2,411,740	$(1,104,144)	$(2,140,324)	$1,170,222
Basic and diluted:
Net investment income per share	$0.14	$0.18	$0.37	$0.50
Earnings per share	$0.17	$(0.08)	$(0.15)	$0.08
Weighted average shares of common stock outstanding	14,396,951	14,389,868	14,394,574	14,388,295
Distributions paid per common share	$0.15	$0.15	$0.45	$0.45

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2024	2023
Net assets at beginning of period	$78,840,983	$91,477,635
Net increase (decrease) in net assets resulting from operations:
Net investment income	2,078,362	2,548,157
Net realized gain (loss) from investments	(6,271,968)	(26,890,095)
Net change in unrealized appreciation (depreciation) on investments	6,605,346	23,237,794
Net increase (decrease) in net assets resulting from operations	2,411,740	(1,104,144)

Stockholder distributions:
Distributions from net investment income	(2,159,568)	(2,158,506)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(2,159,568)	(2,158,506)

Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	7,810	11,562
Net increase (decrease) in net assets resulting from capital transactions	7,810	11,562
Net increase (decrease) in net assets	259,982	(3,251,088)
Net assets at end of period	$79,100,965	$88,226,547

	For the nine months ended March 31,
	2024	2023
Net assets at beginning of period	$87,700,308	$93,509,392
Increase (decrease) in net assets resulting from operations:
Net investment income	5,281,988	7,232,960
Net realized gain (loss) from investments	(12,143,007)	(26,890,095)
Net change in unrealized appreciation (depreciation) on investments	4,720,695	20,827,357
Net increase (decrease) in net assets resulting from operations	(2,140,324)	1,170,222
Stockholder distributions:
Distributions from net investment income	(6,477,731)	(6,474,816)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(6,477,731)	(6,474,816)
Capital transactions:
Issuance of common shares (0 and 0 , respectively)	—	—
Reinvestments of stockholder distributions	18,712	21,749
Net increase (decrease) in net assets resulting from capital transactions	18,712	21,749
Net increase (decrease) in net assets	(8,599,343)	(5,282,845)
Net assets at end of period	$79,100,965	$88,226,547

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,140,324)	$1,170,222
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(44,625,747)	(38,535,317)
Payment in-kind interest and dividends	(1,906,376)	(1,101,142)
Sales and repayments of investments	68,788,139	46,998,760
Net realized (gain) loss on investments	12,143,007	26,890,095
Net change in unrealized appreciation/depreciation on investments	(4,720,695)	(20,827,357)
Amortization of discount/premium on investments	(1,770,280)	(1,056,482)
Amortization of deferred debt issuance costs	423,885	520,000
Amortization of original issue discount	53,333	53,333
Net (increase) decrease in operating assets:
Interest receivable	737,155	113,645
Payment-in-kind interest receivable	(13,078)	(46,836)
Receivable for investments sold	(1,972,100)	51,238
Principal receivable	45,889	—
Due from affiliate	(175,916)	—
Long-term receivable	(618,772)	—
Escrow receivable	(95,190)	—
Other receivables	1,050	(6,365)
Prepaid expenses and other assets	(242,482)	(100,487)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	1,692,236	174,412
Interest payable	679,188	1,384,062
Directors fees payable	(15,755)	(7,150)
Accrued expenses and other liabilities	270,922	289,065
Base management fees payable	(51,890)	(100,736)
Income-based incentive fees payable	(447,147)	(148,232)
Net cash (used in) provided by operating activities	26,039,052	15,714,728
Cash Flows from Financing Activities:
Payment for deferred financing costs	(1,010,788)	—
Distributions to stockholders	(6,889,971)	(8,610,939)
Proceeds from borrowing on revolving financing facility	32,100,000	42,900,000
Repayments of borrowing on revolving financing facility	(46,500,000)	(45,000,000)
Net cash (used in) provided by financing activities	(22,300,759)	(10,710,939)
Net change in cash	3,738,293	5,003,789
Cash:
Cash and restricted cash at beginning of period(1)	9,151,216	9,155,077
Cash and restricted cash at end of period(2)	$12,889,509	$14,158,866
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$5,982,608	$4,735,021
Cash paid for taxes	$267,150	$294,330
Issuance of shares pursuant to Dividend Reinvestment Plan	$18,712	$21,749
Non-cash purchase of investments	$(31,302,254)	$(8,043,963)
Non-cash sale of investments	$31,302,254	$8,043,963

(1)
Represents $1,093,758 and $2,550,021 of unrestricted cash as of June 30, 2023 and June 30, 2022, respectively, and $8,057,458 and $6,605,056 of restricted cash for the same periods .
(2)
Represents $2,728,347 and $2,902,376 of unrestricted cash as of March 31, 2024 and March 31, 2023, respectively, and $10,161,162 and $11,256,490 of restricted cash for the same periods .

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 7.50% + 1.50% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,146,952	$1,146,952	$1,198,565	1.52%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,050,000	5,014,400	4,721,750	5.97%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants, and Leisure	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	3,000,000	2,955,590	2,955,000	3.74%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,706,962	5,392,575	5,665,872	7.16%
American Nuts Holdings, LLC - Term Loan A	(10)	Consumer Staples Distribution & Retail	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,328,212	4,328,212	4,068,520	5.14%
American Nuts Holdings, LLC - Term Loan B	(9)(10)	Consumer Staples Distribution & Retail	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,295,184	1,377,406	901,989	1.14%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,718,794	—	—%
Amerit Fleet Holdings, LLC	(10)	Commercial Services & Supplies	1M S + 8.10% (2.00% Floor)	12/13/2023	12/24/2025	7,462,500	7,320,306	7,305,787	9.24%
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	(10)	Commercial Services & Supplies	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,939,770	1,939,770	1,939,770	2.45%
Arborworks Acquisition LLC - Revolver (New)	(4)	Commercial Services & Supplies	15.00% PIK	11/6/2023	11/6/2028	974,279	974,279	974,279	1.23%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,961,129	4,898,439	4,911,518	6.21%
Bioplan USA, Inc. - Take-Back Term Loan	(3)(10)	Containers & Packaging	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,792,684	5,530,874	5,662,348	7.16%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,424,175	3,594,566	4.55%
CareerBuilder, LLC	(9)(10)	Professional Services	6M S + 6.75% (1.00% Floor)	7/27/2017	7/31/2026	5,300,420	5,296,093	1,854,081	2.34%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,969,697	3,918,462	3,830,758	4.84%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	8,870,084	8,382,567	8,448,755	10.68%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.50% (1.00% Floor)	8/2/2021	1/15/2026	7,865,115	7,813,946	7,865,115	9.94%
Empire Office Inc.	(10)	Trading Companies & Distributors	1M S + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	11,309,646	11,307,095	11,309,646	14.30%
Flatworld Intermediate Corporation	(10)	IT Services	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,239,865	2,205,389	2,183,868	2.76%
Fleetpride Inc.	(10)	Trading Companies & Distributors	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,985,000	2,955,380	2,985,000	3.77%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,375,000	4,299,334	3,806,250	4.81%
Klein Hersh, LLC	(3)(9)(10)(11)	Professional Services	3M S + 4.63% + 6.49% PIK (0.50% Floor)	4/21/2022	4/27/2027	9,925,075	9,817,092	4,764,036	6.02%
LABL, INC.	(10)	Paper Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	2,977,157	2,977,157	2,925,057	3.70%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,213,156	7,144,255	7,213,156	9.12%
LSF9 Atlantis Holdings LLC (Victra)	(10)	Specialty Retail	1M S + 6.50% (0.75% Floor)	2/26/2024	3/30/2029	1,973,333	1,899,147	1,991,291	2.52%
Max US Bidco Inc.	(10)	Food Products	3M S + 5.00%	10/4/2023	10/2/2030	5,000,000	4,760,912	4,812,500	6.08%
Northstar Group Services, Inc.	(10)	Commercial Services & Supplies	1M S + 5.50% (1.00% Floor)	12/15/2023	11/12/2026	2,448,979	2,448,979	2,448,979	3.10%
Potpourri Group, Inc.	(10)	Internet & Direct Marketing Retail	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,782,859	8,775,609	8,782,859	11.10%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,940,000	3,910,826	3,940,000	4.98%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,244,663	6,203,342	6,244,663	7.90%
Sandvine Corporation	(5)(7)(10)	Software	1M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,135,307	4,756,178	6.01%
South Coast Terminals, LLC	(10)	Chemicals	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	7,206,650	7,162,996	7,152,600	9.04%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,826,923	9,757,820	9,704,086	12.27%
Work Genius Holdings, Inc - Revolver	(4)	Professional Services	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	740,625	0.94%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 5.75% (0.75% Floor)	12/27/2021	12/17/2027	8,827,500	8,827,500	8,827,500	11.16%
Total Senior Secured First Lien Debt Investments							171,770,980	160,486,967	202.89%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$58,468	0.07%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,259,005	1.60%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,758,577	2.22%
ArborWorks, LLC A-1 Common Units	(8)	Commercial Services & Supplies				1,035	—	—	—%
ArborWorks, LLC A-1 Preferred	(8)	Commercial Services & Supplies				8,633	4,362,023	2,150,356	2.72%
ArborWorks, LLC B-1 Preferred	(8)	Commercial Services & Supplies				8,633	—	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,941	5,369,717	6.79%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	330,000	0.41%
Discovery Behavioral Health Preferred Stock	(8)	Health Care Providers & Services	13.50% PIK			4,000	4,000,000	5,400,000	6.83%
Flatworld Intermediate Corporation - Equity Interest	(8)	IT Services				4,405	100,000	21,046	0.02%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				8,904,634	—	56,990	0.07%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,191	1,184,606	377,513	0.48%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				1,345,747	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				8,904,634	—	56,990	0.07%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			500	6,555,481	5,928,121	7.49%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				520,710	528,249	1,171,598	1.49%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	750,000	915,796	1.16%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	710,000	0.90%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	896,875	1.13%
Total Equity, Warrants and Other Investments							23,769,885	26,461,052	33.45%
Total Non-Controlled/Non-Affiliated Investments							$195,540,865	$186,948,019	236.34%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$792,417	792,417	611,191	0.77%
Total Senior Secured First Lien Debt Investments							792,417	611,191	0.77%
Equity, Warrants and Other Investments
Techniplas Foreign Holdco LP Common Stock	(8)	Automobile Components				879,559	14,336,791	4,644,071	5.87%
Total Equity, Warrants and Other Investments							14,336,791	4,644,071	5.87%
Total Affiliated Investments							$15,129,208	$5,255,262	6.64%
Total Investments							$210,670,073	$192,203,281	242.98%
Liabilities in excess of other assets								(113,102,316)	(142.98)%
Net Assets								$79,100,965	100.00%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $192,203,281 at fair value and represented 242.98% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 2.25% of the Company’s total assets, at fair value.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2024

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2024, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended March 31, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	March 31, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$(5,911,230)	$4,433,423	$—	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(302,116)	(328,754)	—	—	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(2,365,434)	—	1,774,075	—	12,451
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	57,177	—	—	(273,396)	611,191	74,552
	Common Stock(e)	6,433,865	—	—	—	(1,789,794)	4,644,071	—
		$9,961,311	$57,177	$(2,667,550)	$(6,239,984)	$4,144,308	$5,255,262	$87,003

(a)
The fair value of all investments was determined using significant unobservable inputs.
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
(e)
Investment is non-income producing.

PRIME — 8.50% as of March 31, 2024

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.33% as of March 31, 2024)

3M S — 3-month SOFR (5.30% as of March 31, 2024)

6M S — 6-month SOFR (5.22% as of March 31, 2024)

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

March 31, 2024

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2024 and June 30, 2023, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended March 31, 2024, $626,352 and $1,001,898 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and nine months ended March 31, 2023, $222,691 and $377,729 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company had four loans on non-accrual status, American Nuts Holdings, LLC - Term B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, CareerBuilder, LLC and Klein Hersh, LLC, which collectively represented 3.91% of the Company’s portfolio at fair value. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $633,318 and $1,338,898 during the three and nine months ended March 31, 2024. The Company earned PIK interest of $419,469 and $636,583 during the three and nine months ended March 31, 2023.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $198,123 and $580,556 during the three and nine months ended March 31, 2024. The Company earned PIK dividends of $173,253 and $511,395 during the three and nine months ended March 31, 2023.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at what management believes to be large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV, LLC based on the terms of the relevant financing arrangement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

g. Due from the Sale of 1888 Industrial Services, LLC

During the quarter ended March 31, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds of which a portion is Long-term receivable in the amount of $618,772 and a portion is an Escrow receivable in the amount of $95,190 on the Consolidated Statements of Assets and Liabilities. The escrow is held as recourse for indemnity claims that may arise under the sale agreement. As of March 31, 2024, the Long-term receivable and the Escrow receivable are recorded at estimated realizable value.

h. Deferred Offering Costs

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

i. Investment Transactions and Expenses

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

j. Investment Valuation

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2024 or June 30, 2023.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At March 31, 2024 and March 31, 2023, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $111,646 and $321,890 for the three and nine months ended March 31, 2024, and $77,575 and $187,763 for the three and nine months ended March 31, 2023.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended March 31, 2024, the Company recorded distributions of $2,159,568 and $6,477,731. During the three and nine months ended March 31, 2023, the Company recorded distributions of $2,158,506 and $6,474,816. For certain periods, the tax character of a portion of distributions may be return of capital.

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

l. Capital Gains Incentive Fee

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

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) commencing with the Company’s fiscal year ending on June 30, 2021, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from June 30, 2020. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years under the Advisory Agreement. If such amount is negative, then no Capital Gains Fee will be payable for such year. Under the Advisory Agreement, the Capital Gains Fee was not charged until the fiscal year ended June 30, 2023. As of March 31, 2024 and June 30, 2023, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three and nine months ended March 31, 2024 and March 31, 2023, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Investment purchases, at cost (including PIK interest)	$10,224,161	$11,109,646	$46,532,123	$39,636,459
Investment sales and repayments	26,658,550	14,917,260	68,788,139	46,998,760

The composition of the Company’s investments as of March 31, 2024, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$172,563,397	81.91%	$161,098,158	83.82%
Equity, Warrants and Other Investments	38,106,676	18.09	31,105,123	16.18
Total	$210,670,073	100.00%	$192,203,281	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2024:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$27,977,942	14.56%
Commercial Services & Supplies	22,235,432	11.57
Professional Services	18,999,703	9.88
Containers & Packaging	14,626,631	7.61
Internet & Direct Marketing Retail	8,782,859	4.57
IT Services	8,624,528	4.49
Food Products	8,618,750	4.48
Entertainment	8,448,755	4.40
Household Durables	7,865,115	4.09
Diversified Consumer Services	7,213,156	3.75
Chemicals	7,152,600	3.72
Specialty Retail	6,713,041	3.49
Software	6,514,755	3.39
Automotive Retail	5,665,872	2.95
Health Care Providers & Services	5,400,000	2.81
Automobile Components	5,255,262	2.73
Consumer Staples Distribution & Retail	4,970,509	2.59
Consumer Services	4,911,518	2.56
Construction & Engineering	3,830,758	1.99
Hotels, Restaurants, and Leisure	2,955,000	1.54
Paper Packaging	2,925,057	1.52
Electronic Equipment, Instruments & Components	2,516,038	1.31
Total	$192,203,281	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,176,879	15.98%
Professional Services	28,238,167	12.83
IT Services	23,576,450	10.71
Commercial Services & Supplies	14,329,460	6.51
Software	13,772,487	6.26
Containers & Packaging	12,958,772	5.89
Machinery	9,602,806	4.36
Internet & Direct Marketing Retail	8,969,729	4.08
Entertainment	7,640,000	3.47
Household Durables	7,610,242	3.46
Chemicals	7,568,617	3.44
Diversified Consumer Services	7,268,500	3.30
Automobile Components	7,261,275	3.30
Hotels, Restaurants, and Leisure	6,283,541	2.85
Consumer Staples Distribution & Retail	6,061,396	2.75
Specialty Retail	5,148,000	2.34
Building Products	4,511,719	2.05
Food Products	4,288,750	1.95
Automotive Retail	3,878,905	1.76
Electronic Equipment, Instruments & Components	3,265,598	1.48
Energy Equipment & Services	2,700,036	1.23
Total	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2024:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$75,778,770	39.43%
U.S. West	56,624,278	29.46
U.S. Southeast	23,727,611	12.35
U.S. Midwest	21,331,349	11.10
U.S. Mid-Atlantic	6,670,095	3.47
International	4,756,178	2.47
U.S. Southwest	3,315,000	1.72
Total	$192,203,281	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$94,658,227	43.00%
U.S. West	44,911,266	20.40
U.S. Midwest	26,602,440	12.09
U.S. Southeast	20,803,349	9.45
U.S. Mid-Atlantic	17,721,607	8.05
U.S. Southwest	10,367,607	4.71
International	5,046,833	2.30
Total	$220,111,329	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended March 31, 2024, the Company made investments in new and existing portfolio companies of approximately $42.5 million, to which it was not previously contractually committed to provide financial support. During the nine months ended March 31, 2024, the Company made investments of approximately $2.2 million in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At March 31, 2024 and June 30, 2023, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$161,098,158	$161,098,158
Equity, Warrants and Other Investments	—	—	31,105,123	31,105,123
Total Investments	$—	$—	$192,203,281	$192,203,281

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$196,370,955	$196,370,955
Equity, Warrants and Other Investments	—	—	23,740,374	23,740,374
Total Investments	$—	$—	$220,111,329	$220,111,329

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2024:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	41,923,318	—	—	4,608,805	46,532,123
Sales and repayments	(68,788,139)	—	—	—	(68,788,139)
Amortization	1,770,280	—	—	—	1,770,280
Net realized gains (losses)	(12,080,895)	—	—	(62,112)	(12,143,007)
Transfers in	—	—	—	4,362,023	4,362,023
Transfers out	(4,362,023)	—	—	—	(4,362,023)
Net change in unrealized appreciation (depreciation)	6,264,662	—	—	(1,543,967)	4,720,695
Fair value at March 31, 2024	$161,098,158	$—	$—	$31,105,123	$192,203,281
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2024	$(2,413,463)	$—	$—	$(1,606,082)	$(4,019,545)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended March 31, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	38,403,669	—	—	1,232,790	39,636,459
Sales and repayments	(46,998,760)	—	—	—	(46,998,760)
Amortization	1,056,482	—	—	—	1,056,482
Net realized gains (losses)	(9,515,487)	(17,374,608)	—	—	(26,890,095)
Transfers in	—	—	—	1,708,942	1,708,942
Transfers out	(1,708,942)	—	—	—	(1,708,942)
Net change in unrealized (depreciation) appreciation	4,328,279	17,374,608	—	(875,530)	20,827,357
Fair value at March 31, 2023	$200,423,277	$—	$—	$20,892,152	$221,315,429
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2023	$(4,639,143)	$—	$—	$(1,290,076)	$(5,929,219)

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

During the three and nine months ended March 31, 2024 and March 31, 2023, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2024 and June 30, 2023. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$148,050,513	Income Approach	Market Yields	13.2%	9.8%-19.9%
Senior Secured First Lien Debt Investments	5,527,539	Market Comparable Approach	EBITDA Multiple	7.7x	6.1x-8.9x
Senior Secured First Lien Debt Investments	1,854,081	Market Comparable Approach	Revenue Multiple	0.36x	0.36x
Senior Secured First Lien Debt Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	5,666,025	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants, and Other Investments	5,928,121	Income Approach	Market Yields	16.3%	16.3%
Equity, Warrants, and Other Investments	25,177,002	Market Comparable Approach	EBITDA multiple	10.0x	5.0x-19.9x
Equity, Warrants, and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$161,776,983	Income Approach	Market Yields	13.3%	10.1% - 18.0%
Senior Secured First Lien Debt Investments	13,895,260	Market Comparable Approach	EBITDA Multiple	17.3x	5.7x – 21.2x
Senior Secured First Lien Debt Investments	5,272,355	Market Comparable Approach	Revenue Multiple	0.3x	0.30x – 0.38x
Senior Secured First Lien Debt Investments	15,209,280	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	217,077	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	4,824,752	Income Approach	Market Yields	18.0%	18.0%
Equity, Warrants and Other Investments	18,915,622	Market Comparable Approach	EBITDA multiple	8.7x	5.7x – 24.2x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements.

Note 5. Borrowings

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of March 31, 2024 and June 30, 2023, there were $57.5 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of March 31, 2024, SPV LLC had a notional amount of $172.5 million, which included $157.6 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $10.2 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2023, SPV and LLC had a notional amount of $194.0 million in assets with a fair value of $181.5 million, no accrued interest receivable and $8.1 million in cash held by the trustee of the Capital One Revolving Financing. For the three and nine months ended March 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $63.6 million and $68.2 million, respectively, and 8.34% and 7.98%, respectively. For the three and nine months ended March 31, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $75.7 million and $81.4 million, respectively, and 7.00% and 5.46%, respectively.

For more information, see Note 15. “Subsequent Events.”

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At March 31, 2024 and June 30, 2023, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $57.5 million and $71.9 million respectively, which the Company concluded was a Level 3 fair value.

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

As of March 31, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0 million at a current yield of 5.35%. As of March 31, 2024, the fair value of the 2026 Notes was $59.3 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	122,500,000
Total long-term debt	$122,500,000

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

The Company’s board of directors declared the following quarterly distributions during the nine months ended March 31, 2024:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
September 14, 2023	October 11, 2023	October 12, 2023	November 2, 2023	$0.1500	1st 2024
November 9, 2023	December 13, 2023	December 14, 2023	January 8, 2024	$0.1500	2nd 2024
February 8, 2024	March 14, 2024	March 15, 2024	April 5, 2024	$0.1500	3rd 2024

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver (New)	279,588	—	0.50%	11/6/28
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/27
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Total Unfunded Commitments	$1,814,898	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/26
Total Unfunded Commitments	$5,670,894	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Base management fees	$951,799	$1,043,306	$2,910,978	$3,204,391
Waiver of base management fees	(97,431)	(89,939)	(292,326)	(296,566)
Income-based incentive fees	—	—	(72,942)	(147,145)
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	225,856	375,900	1,118,276	1,127,700
Total net expense to affiliates	$1,080,224	$1,329,267	$3,663,986	$3,888,380

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of March 31, 2024 and June 30, 2023:

	As of March 31,	As of June 30,
	2024	2023
Due from affiliate	$175,916	$—
Total amount due from affiliate	$175,916	$—

Base management fees payable	$854,328	$906,218
Income-based incentive fees payable	128,876	576,023
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	133,376	172,308
Total amount due to affiliates	$1,116,580	$1,654,549

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

For the three and nine months ended March 31, 2024, $951,799 and $2,910,978 in Base Management Fees were earned by the Adviser, of which $97,431 and $292,326 was voluntarily waived. As of March 31, 2024, $854,328 of such fees were payable. For the three and nine months ended March 31, 2023, $1,043,306 and $3,204,391 in Base Management Fees were earned by the Adviser, of which $89,939 and $296,566 was voluntarily waived. As of June 30, 2023, $906,218 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and nine months ended March 31, 2024, the Company wrote off $0 and $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of March 31, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company are payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three and nine months ended March 31, 2023, the Company wrote off $0 and $147,145 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2023, $576,023 in incentive fees related to Income-Based Fees incurred by the Company are payable to the Adviser, of which fees of $374,206 are payable and fees of $201,817 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of March 31, 2024, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

As of March 31, 2024, the Company reflected a due from affiliate balance of $175,916 on the Consolidated Statements of Assets and Liabilities, for an overpayment of expenses owed to the Adviser for administrative expenses incurred. There was no due from affiliate balance as of June 30, 2023.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $225,856 and $1,118,276 under the Administration Agreement for the three and nine months ended March 31, 2024. The Company incurred costs of $375,900 and $1,127,700 under the Administration Agreement for the three and nine months ended March 31, 2023. As of March 31, 2024 and June 30, 2023, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $133,376 and $172,308, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

During the nine months ended March 31, 2024, the Company recorded approximately $356,000 of expenses that related to the fiscal year ended June 30, 2023. Of this amount, approximately $239,000 related to expenses allocated from the Adviser.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended March 31, 2024, the Company recorded directors’ fees of $75,157 and $221,407, of which $- were payable at March 31, 2024. For the three and nine months ended March 31, 2023, the Company recorded directors’ fees of $75,625 and $226,875, of which $15,755 were payable at June 30, 2023.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$2,411,740	$(1,104,144)	$(2,140,324)	$1,170,222
Weighted average shares of common stock outstanding	14,396,951	14,389,868	14,394,574	14,388,295
Basic/diluted net increase (decrease) in net assets from operations per share	$0.17	$(0.08)	$(0.15)	$0.08

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500
September 14, 2023	October 12, 2023	November 2, 2023	$0.1300
September 14, 2023*	October 12, 2023	November 2, 2023	$0.0200
November 9, 2023	December 14, 2023	January 8, 2024	$0.1200
November 9, 2023*	December 14, 2023	January 8, 2024	$0.0300
February 8, 2024	March 15, 2024	April 5, 2024	$0.1200
February 8, 2024*	March 15, 2024	April 5, 2024	$0.0300

# Special distribution

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended March 31, 2024 and March 31, 2023:

	Nine months ended March 31,
	2024		2023
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$6,477,731	100%	$6,474,816	100%
Long-term capital gains	—	—	—	—
Total	$6,477,731	100%	$6,474,816	100%

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

Note 11. Share Transactions

The following table summarizes the total shares issued for the nine months ended March 31, 2024 and March 31, 2023.

	Nine months ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,391,775	$205,812,251	14,385,810	$205,790,502
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	5,346	18,712	5,965	21,749
Balance at end of period	14,397,121	$205,830,963	14,391,775	$205,812,251

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the nine months ended March 31,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$6.09	$6.50
Net investment income	0.37	0.50
Net realized and unrealized gains (losses)	(0.52)	(0.42)
Net increase (decrease) in net assets resulting from operations	(0.15)	0.08
Capital transactions(2)
Dividends from net investment income	(0.45)	(0.45)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.45)	(0.45)
Offering costs	—	—
Net asset value, end of period	$5.49	$6.13
Market value per share, end of period	$3.11	$3.65
Total return based on market value(3)(4)	(2.06)%	(2.65)%
Shares outstanding at end of period	14,397,121	14,391,775
Ratio/Supplemental Data:
Net assets, at end of period	$79,100,965	$88,226,547
Ratio of total expenses to average net assets(5)	22.74%	19.27%
Ratio of net expenses to average net assets(5)	22.25%	18.83%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	11.68%	9.73%
Ratio of net investment income before fee waiver to average net assets(5)	8.24%	11.03%
Ratio of net investment income after fee waiver to average net assets(5)	8.72%	10.60%
Total Borrowings	$122,500,000	$146,900,000
Asset Coverage Ratio(6)	1.65	1.60
Portfolio Turnover Rate(4)	21%	16%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and nine months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Amendment Fee	$16,271	$19,850	$68,175	$80,184
Prepayment Fee Income	38,095	59,837	179,485	361,878
Other Fees	87,981	18,811	328,141	228,864
Other Fee Income	$142,347	$98,498	$575,801	$670,926

Note 14. Tax Information

As of March 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$210,497,911
Gross unrealized appreciation	9,781,275
Gross unrealized depreciation	(28,075,905)
Net unrealized investment depreciation	$(18,294,630)

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

From April 1, 2024 through May 14, 2024, the Company invested $10.5 million in two new portfolio companies and one existing portfolio company and received approximately $13.8 million from the repayment of two positions.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On April 12, 2024, the Company’s board of directors declared a distribution for the quarter ended June 30, 2024 of $0.12 per share payable on June 14, 2024, to stockholders of record as of May 26, 2024 and a supplemental distribution of $0.03 per share, payable on June 14, 2024, to stockholders of record as of May 26, 2024.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2024 and June 30, 2023, we had no Taxable Subsidiaries.

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

As of March 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 91.5% of our total assets, as compared to 95.0% of our total assets as of June 30, 2023.

See Note 2.j “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facility

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to Secured Overnight Financing Rate ("SOFR") plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of March 31, 2024 and June 30, 2023, there were $57.5 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2024, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2024, approximately 2.25% of our total assets were non-qualifying assets.

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

As of March 31, 2024, our investment portfolio of $192.2 million (at fair value) consisted of debt and equity investments in 41 portfolio companies, of which 83.82% were first lien investments and 16.18% were in equities, warrants and other positions. At March 31, 2024, our average and largest portfolio company investment at fair value was $4.7 million and $14.6 million, respectively.

As of June 30, 2023, our investment portfolio of $220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

As of March 31, 2024 and June 30, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.36% and 12.50% respectively. As of March 31, 2024 and June 30, 2023, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 10.68% and 11.32%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of March 31, 2024 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2024 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at March 31, 2024	Percentage of Total Portfolio at June 30, 2023
Trading Companies & Distributors	14.56%	15.98%
Commercial Services & Supplies	11.57	6.51
Professional Services	9.88	12.83
Containers & Packaging	7.61	5.89
Internet & Direct Marketing Retail	4.57	4.08
IT Services	4.49	10.71
Food Products	4.48	1.95
Entertainment	4.40	3.47
Household Durables	4.09	3.46
Diversified Consumer Services	3.75	3.30
Chemicals	3.72	3.44
Specialty Retail	3.49	2.34
Software	3.39	6.26
Automotive Retail	2.95	1.76
Health Care Providers & Services	2.81	—
Automobile Components	2.73	3.30
Consumer Staples Distribution & Retail	2.59	2.75
Consumer Services	2.56	—
Construction & Engineering	1.99	—
Hotels, Restaurants, and Leisure	1.54	2.85
Paper Packaging	1.52	—
Electronic Equipment, Instruments & Components	1.31	1.48
Machinery	—	4.36
Building Products	—	2.05
Energy Equipment & Services	—	1.23
	100.00%	100.00%

During the nine months ended March 31, 2024, we made investments in nine new portfolio companies and three existing portfolio companies totaling approximately $42.5 million, at cost. Of the new investments, 90.52% consisted of first lien investments and 9.48% consisted of equity investments.

At March 31, 2024, 99.6% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2024, we had three investments with aggregate unfunded commitments of $1.8 million, and as of June 30, 2023, we had nine investments with aggregate unfunded commitments of $5.7 million. As of March 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2024			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments(1)
1	$18,522,802	9.6%	2	$16,538,345	7.5%	3
2	115,495,772	60.1	34	114,979,324	52.2	32
3	50,664,601	26.4	18	62,588,392	28.4	19
4	—	—	—	13,067,850	6.0	5
5	7,520,106	3.9	4	12,937,418	5.9	6
Total	$192,203,281	100.0%	58	$220,111,329	100.0%	65

Results of Operations

Comparison of the three months ended March 31, 2024 and March 31, 2023

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2024 decreased to $6.6 million from $7.0 million for the three months ended March 31, 2023 primarily related to a decrease in interest income related to the sale of two portfolio companies and the repayment of four portfolio companies and a decrease in interest income related to the portfolio companies on non-accrual status, offset by increases in PIK income, dividend income, and other fee income.

Expenses

Total expenses for the three months ended March 31, 2024 increased to $4.6 million, compared to $4.5 million for the three months ended March 31, 2023, primarily due to an increase in the provision for tax expense, an increase in professional fees, and an increase in other expenses associated with the sale and write off of our investments in 1888 Industrial Services, LLC, partially offset by a decrease in base management fees and a decrease in the allocation of administrative costs from the Adviser.

Net investment income

Net investment income decreased to $2.1 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023 primarily due to a decrease in total investment income primarily related to the sale of two portfolio companies and the repayment of four portfolio companies, a decrease in interest income related to the portfolio companies on non-accrual status, an increase in the provision for tax expense, an increase in professional fees, and an increase in other expenses associated with the sale and write off of our investments in 1888 Industrial Services, LLC, partially offset by increases in PIK income, dividend income, and other fee income and decreases in base management fees and the allocation of administrative costs from the Adviser.

Net realized gain or loss

There was a net realized loss from investments of $6.3 million for the three months ended March 31, 2024 primarily due to the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC. Net realized loss on investments totaled $26.9 million for the three months ended March 31, 2023, primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $6.6 million for the three months ended March 31, 2024, primarily due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC.

During the three months ended March 31, 2023, we recorded a net change in unrealized appreciation of $23.2 million, primarily due to the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loan which was offset by the decrease in the value of our investments in CareerBuilder, LLC and Techniplas Foreign Holdco LP Common Stock.

Comparison of the nine months ended March 31, 2024 and March 31, 2023

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended March 31, 2024 decreased to $18.8 million from $20.1 million for the nine months ended March 31, 2023 primarily related to a decrease in interest income related to the sale of two portfolio companies and the repayment of eight portfolio companies, a decrease in interest income related to the portfolio companies on non-accrual status, and decreases in dividend income and other fee income, offset by an increase in PIK income.

Expenses

Total expenses for the nine months ended March 31, 2024 increased to $13.8 million, compared to $13.1 million for the nine months ended March 31, 2023, primarily due to an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities, an increase in the provision for tax expense, an increase in professional fees, and an increase in other expenses associated with the sale and write off of our investments in 1888 Industrial Services, LLC, partially offset by a decrease in base management fees.

Net investment income

Net investment income decreased to $5.3 million for the nine months ended March 31, 2024 from $7.2 million for the nine months ended March 31, 2023 primarily due to a decrease in total investment income primarily related to a decrease in interest income related to the sale of two portfolio companies and the repayment of eight portfolio companies, a decrease in interest income related to the portfolio companies on non-accrual status, decreases in dividend income and other fee income, an increase in interest expense with the Capital One Revolving Financing associated with borrowing activities, an increase in the provision for tax expense, an increase in professional fees, and an increase in other expenses associated with the sale and write off of our investments in 1888 Industrial Services, LLC, partially offset by an increase in PIK income and a decrease in base management fees.

Net realized gain or loss

There was a net realized loss from investments of $12.1 million for the nine months ended March 31, 2024 primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc. and the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC. Net realized loss on investments totaled $26.9 million for the nine months ended March 31, 2023 primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $4.7 million for the nine months ended March 31, 2024 primarily due to the decrease in fair value of our investments in ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC, and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investments in Bioplan USA, Inc. and Discovery Behavioral Health and due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC.

During the nine months ended March 31, 2023, we recorded a net change in unrealized appreciation of $20.8 million, primarily due to the decrease in the fair value of our investments in Arborworks Acquisition LLC, CareerBuilder, LLC, and Techniplas Foreign Holdco LP Common Stock which was offset by the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

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

Cash flows

For the nine months ended March 31, 2024, our total cash balance increased by $3.7 million. During that period, cash increased by $26.0 million from operating activities, primarily due to proceeds from sales and repayments of portfolio companies of $68.8 million and payables for investments purchased of $1.7 million, partially offset by a decrease in net assets resulting from operations of $2.1 million and payments for the purchase of investments in portfolio companies of $44.6 million. During the same period, net cash used in financing activities totaled $22.3 million, consisting primarily of $6.9 million of distributions paid to our stockholders and repayments of $46.5 million to paydown the Capital One Revolving Facility, offset by proceeds of $32.1 million from borrowing under the Capital One Revolving Facility.

Capital resources

As of March 31, 2024, we had $2.7 million of cash as well as $10.2 million in restricted cash and $42.5 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2024, our asset coverage for borrowed amounts was 164.6%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to three of our portfolio companies. As of March 31, 2024, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2023, our off-balance arrangements consisted of $5.7 million in unfunded commitments to nine of our portfolio companies.

Recent Developments

From April 1, 2024 through May 14, 2024, we invested $10.5 million in two new portfolio companies and one existing portfolio company and received approximately $13.8 million from the repayment of two positions.

On April 12, 2024, our board of directors declared a distribution for the quarter ended June 30, 2024 of $0.12 per share payable on June 14, 2024 to stockholders of record as of May 26, 2024 and a supplemental distribution of $0.03 per share, payable on June 14, 2024 to stockholders of record as of May 26, 2024.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2024, 99.6% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of March 31, 2024, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of March 31, 2024, our floating rate borrowings totaled $57.5 million in principal amount, which represented 46.9% of our outstanding debt.

Based on our investment portfolio as of March 31, 2024, with certain interest rate floors and our financing arrangements at March 31, 2024, a 1.00% increase in interest rates would increase our net interest income by approximately 8.56% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.12%.

Although management believes that this analysis is indicative of our existing sensitivity as of March 31, 2024, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2023, our independent auditors issued a material weakness on our internal control over financial reporting related to our disclosure controls and procedures. Our disclosure controls and procedures were not effective in the timely identification of the incorrect accrual of certain expenses in our consolidated financial statements. To address and remediate the ineffective controls, the Company has added or is in the process of adding five accounting personnel and has hired a third-party service provider to provide support for its day-to-day finance and accounting activities to, among other things, create additional redundancies in duties surrounding the Company’s accrual of expenses and the frequency of the review thereof. A member of the third-party service provider’s staff became the Company’s chief financial officer on March 31, 2024, and he will be supported by other finance and accounting members of the third-party service provider’s staff, as well as members of the Company’s finance and accounting staff.

Other than as noted above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023 (filed with the SEC on September 21, 2023). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we issued 2,205 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2024 was $7,810.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: May 14, 2024

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer

By:	/s/ Peter Sattelmair

Peter Sattelmair
Chief Financial Officer