Form 10-K
period 2024-06-30
Investcorp Credit Management BDC, Inc.
filed 2024-09-25
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $37.8 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,403,752 shares of the Registrant’s common stock outstanding as of September 25, 2024.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2024

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

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Suhail A. Shaikh, the Chief Investment Officer of the Adviser, and Michael C. Mauer as a member of the Adviser’s Investment Committee. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing in debt and related equity of privately held middle-market companies.

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

As of June 30, 2024 and June 30, 2023, there were no borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2024 and June 30, 2023, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC (“SPV LLC”), our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in the Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of June 30, 2024 and June 30, 2023, there were $43.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Portfolio Composition

As of June 30, 2024, our portfolio consisted of debt and equity investments in 41 portfolio companies with a fair value of $184.6 million. As of June 30, 2024, our portfolio at fair value consisted of 85.02% first lien investments and 14.98% equity, warrant or other positions. At June 30, 2024, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.47%. At June 30, 2024, our weighted average total yield on the total portfolio at amortized cost (which includes interest income and amortization of fees and discounts) was 10.60%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of June 30, 2024 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at June 30, 2024 was as follows:

Percentage of Total Portfolio at June 30, 2024
Commercial Services & Supplies	13.50%
Professional Services	11.22
Trading Companies & Distributors	9.11
Containers & Packaging	7.34
Food Products	4.79
Entertainment	4.77
IT Services	4.70
Household Durables	4.13
Insurance	4.01
Chemicals	3.90
Diversified Consumer Services	3.90
Specialty Retail	3.61
Automotive Retail	3.08
Health Care Providers & Services	2.93
Consumer Staples Distribution & Retail	2.89
Software	2.73
Consumer Services	2.67
Paper Packaging	2.66
Construction & Engineering	1.99
Human Resources & Employment Services	1.62
Hotels, Restaurants, and Leisure	1.60
Electronic Equipment, Instruments & Components	1.43
Automobile Components	1.42
100.00%

The Adviser and Administrator – CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by Mr. Shaikh, the Chief Investment Officer of the Adviser, and Mr. Mauer as a member of the Adviser’s Investment Committee. Mr. Mauer also serves as the Chairman of our board of directors, and Mr. Shaikh also serves as our Chief Executive Officer, President and a member of our board of directors. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Shaikh has served as President of Investcorp Credit Management BDC, Inc. since 2023 and as Co-Chief Investment Officer of CM Investment Partners since 2023. In May 2024, Mr. Shaikh was appointed as our Chief Executive Officer and sole Chief Investment Officer of the CM Investment Partners.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $21.5 billion as of June 30, 2024. Investcorp manages funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2024, Investcorp Group had $52.8 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 500 people across its offices in Los Angeles, New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Delhi, Beijing, Singapore, Luxembourg and Tokyo. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

The Adviser’s investment team, led by Mr. Shaikh, is supported by eight additional investment professionals, who, together with Mr. Shaikh, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Mr. Shaikh has developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include Mr. Shaikh. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Messrs. Mauer and Shaikh and Andrew Muns, an Investment Partner of Investcorp, Branko Krmpotic, a Managing Director of Investcorp and Timothy Waller, a Director of Investcorp.

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

•
Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $965.0 billion of uncalled capital as of March 31, 2024. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.
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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•
Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Mr. Shaikh, who has over 40 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Mr. Shaikh is supported by eight additional investment professionals, who collectively with Mr. Shaikh, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring , post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with Investcorp, its parent company, which is the leading global credit investment platform with assets under management of $21.5 billion as of June 30, 2024. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.
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
•
Disciplined Underwriting Policies and Rigorous Portfolio Management. The Adviser has established a credit analysis and investment process to analyze investment opportunities thoroughly. This process includes structuring loans with appropriate covenants and pricing loans based on its knowledge of the middle-market and its rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by Mr. Shaikh, as the Adviser’s Chief Investment Officer, and a senior member of the Investment Team. Every initial investment by the Company requires approval by a majority of the Investment Committee and such majority must include Mr. Shaikh. Follow-on investment decisions in existing portfolio companies and any investment dispositions require approval by a majority of the Investment Committee. Under the supervision of Mr. Shaikh, the

Investment Team’s senior investment professionals monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe that the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.
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

The origination process is designed to thoroughly evaluate potential financings and to identify the most attractive of these opportunities on the basis of risk-adjusted returns. Each investment is analyzed from its initial stages through our investment by the Chief Investment Officer of the Adviser and an additional investment professional. If an opportunity fits our criteria for investment and merits further review and consideration, the investment is presented to the Investment Committee. This first stage of analysis involves a preliminary, but detailed, description of the potential financing. An investment summary is then generated after preliminary due diligence. The opportunity may be discussed several times by members of the Investment Team. Prior to funding, every initial investment requires the approval of a majority of the Investment Committee and such majority must include Mr. Shaikh. Follow-on investment decisions in existing portfolio companies and investment dispositions require the approval of a majority of the Investment Committee.

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

The following table shows the investment rankings of the debt investments in our portfolio:

	As of June 30, 2024			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$18,475,458	10.0%	3	$16,538,345	7.5%	3
2	116,964,511	63.4	35	114,979,324	52.2	32
3	34,035,340	18.4	13	62,588,392	28.4	19
4	2,621,154	1.4	2	13,067,850	6	5
5	12,473,067	6.8	7	12,937,418	5.9	6
Total	$184,569,530	100.0%	60	$220,111,329	100.0%	65

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management and valuation committee. In addition, our board of directors retains one or more independent valuation firms to review each quarter, the valuation of each portfolio investment for which a market quotation is not available. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting standard requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers are all employees of the Adviser and our allocable portion of the cost of Walter Tsin, as our Chief Financial Officer, Paolo Cloma, our Chief Compliance Officer, and their staff, is paid by us pursuant to the Administration Agreement with the Adviser.

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

Under the Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement. No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2024, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

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

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As of June 30, 2024 and June 30, 2023 there were no Capital Gains Fees. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

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

Board Approval of the Advisory Agreement

On July 23, 2024, our board of directors, including all of the Independent Directors, held a meeting to consider and approve the continuation of the Advisory Agreement. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates; and (7) other factors our board of directors deemed to be relevant. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of June 30, 2024, the Company’s portfolio at fair value consisted of 85.02% first lien investments and 14.98% equity, warrant or other positions.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules thereunder. We generally are prohibited from acquiring more than 3% of the voting stock of any registered investment company or business development company, investing more than 5% of the value of our total assets in the securities of one registered investment company or business development company, or investing more than 10% of the value of our total assets in the securities of more than one registered investment company or business development company without obtaining exemptive relief from the SEC; however, we are allowed to acquire the securities of other registered investment companies and business development companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. In addition, we are permitted to invest in money market funds in excess of these limits. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years for which we paid no U.S. federal income taxes (the “Excise Tax Avoidance Requirement”).

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits that may be eligible for the 20% maximum rate when received by non-corporate distributees provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Mr. Shaikh, who is also a member of the Investment Committee and our board of directors, and is our Chief Executive Officer. We can offer no assurance that Mr. Shaikh will continue to provide investment advice to us. The loss of Mr. Shaikh could limit our ability to achieve our investment objective and operate as we anticipate.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of June 30, 2024, substantially all of our assets were pledged as collateral under the Capital One Revolving Financing. In addition, under the terms of the Capital One Revolving Financing and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(32.7)%	(19.9)%	(7.1)%	5.7%	18.6%

(1)
Assumes $192.2 million in total assets, $106.2 million in debt outstanding, $75.0 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

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

As of June 30, 2024, we are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

As of June 30, 2024, our investments in the commercial services and supplies industry represented approximately 13.50% of the fair value of our portfolio and our investments in the professional services industry represented approximately 11.22% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the commercial services and supplies industry face considerable uncertainties including uncertainty related to seasonality and market forces.

Our investments in portfolio companies that operate in the commercial services and supplies industry represent approximately 13.50% of our total portfolio as of June 30, 2024. There are unique risks in investing in companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize.

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

We likely will have little control over the risks that face our portfolio companies in the commercial services and supplies sector, and any of these companies may fail to devote the necessary resources and attention to sell and market their services or products effectively, which could render them unable to generate revenues and reach or sustain profitability. Any of these factors could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 11.22% of our total portfolio as of June 30, 2024. Our investments in portfolio companies in the professional services sector include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

As of June 30, 2024, we had, through SPV LLC, $43.0 million in outstanding indebtedness under the Capital One Revolving Financing, which are secured by the assets held at SPV LLC. The indebtedness under the Capital One Revolving Financing is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $11.0 million as of June 30, 2024.

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

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, disease pandemics, events unanticipated in our disaster recovery systems, consequential employee error or a support failure from external providers, could have an adverse effect on our ability to communicate or conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computers, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, employee personation, social engineering or “phishing” attempts. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed, stored in, and transmitted through our computer systems and networks. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Cyber security incidents and cyber-attacks have been occurring more frequently and will likely continue to increase. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cyber security threats. The Company’s business is dependent on the communications and information systems of Investcorp Group, of which the Adviser is a part. The Adviser manages the Company’s day-to-day operations and has adopted a cyber security program that applies to the Company and its operations.

Cyber Security Program Overview

The Adviser’s cyber security program is reliant on the Investcorp Group’s information security team, which is responsible for assessing, identifying, and managing material cyber risks, including those applicable to the Company. The cyber security program involves a periodic risk assessment, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investcorp Group’s information security team actively monitors the current threat landscape to identify material risks arising from new and evolving cyber security threats, including material risks faced by the Company, and advises the Adviser of such risks during periodic reviews.

The cyber security program relies on the Adviser and the Investcorp Group to engage external experts, which may include assessors, consultants, auditors, or other third parties as appropriate to evaluate its cyber security measures and risk management processes, including those applicable to the Company.

The Company depends on and engages various third parties, including suppliers, vendors and service providers, to operate its business. The Company takes steps to identify and oversee risks from cyber security threats associated with our use of such entities, and the Chief Compliance Officer of the Company periodically reviews cyber security-related reports regarding key service providers.

Oversight of Cyber Security Risks by our Board of Directors

The Board of Directors provides oversight on cyber security matters, including risks associated with cyber security threats. The Board of Directors receives periodic updates from the Company’s Chief Compliance Officer and the Heads of Technology of Investcorp Group regarding the overall state of the Adviser’s cyber security program, information on the current threat landscape, and risks from cyber security threats and cyber security incidents impacting the Company.

Management’s Role in Cyber Security Risk Management

The Chief Compliance Office of the Company oversees the Company’s compliance oversight function generally and relies on Investcorp Group’s Heads of Technology and information security team for assessing and managing material risks from cyber security threats impacting the Company. Investcorp Group’s Heads of Technology and information security team have extensive experience in managing cyber security and information security programs for financial services companies with complex information systems. The information security team includes seasoned professionals who are experienced with information security protocols and receive appropriate training and industry certifications regarding information security. The Chief Compliance Officer is responsible for this oversight function as Chief Compliance Officer to the Company more broadly and has significant experience in the financial services industry, during which time the Chief Compliance Officer has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cyber security incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cyber Security Risk

The potential impact of risks from cyber security threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, results of operation, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cyber security threats, including as a result of previous cyber security incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operation, and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share(4)
Fiscal Year Ended		High	Low
June 30, 2025
First quarter (through September 24, 2024)	$ *	$3.39	$3.05	* %	* %	$0.12
June 30, 2024
Fourth quarter	5.21	3.55	3.12	(31.86)%	(40.21)%	0.15
Third quarter	5.49	3.73	2.99	(32.06)%	(45.54)%	0.15
Second quarter	5.48	4.09	3.23	(25.36)%	(41.06)%	0.15
First quarter	5.83	4.35	3.68	(25.47)%	(36.88)%	0.15
June 30, 2023
Fourth quarter	6.09	3.98	3.24	(34.97)%	(46.99)%	0.18
Third quarter	6.13	4.23	3.39	(31.00)%	(44.70)%	0.15
Second quarter	6.36	4.32	3.42	(32.08)%	(46.23)%	0.15
First quarter	6.47	4.85	3.52	(25.04)%	(45.60)%	0.15
June 30, 2022
Fourth quarter	6.50	5.35	3.75	(17.69)%	(42.31)%	0.15
Third quarter	6.93	5.72	5.08	(17.46)%	(26.70)%	0.15
Second quarter	7.09	5.70	4.87	(19.61)%	(31.38)%	0.15
First quarter	7.00	6.42	5.30	(8.29)%	(24.29)%	0.15

(1)
Net asset value (“NAV”) is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
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

* The last reported sale price for our common stock on the NASDAQ Global Select Market on September 24, 2024 was $3.16 per share. As of September 24, 2024, we had 30 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of September 24, 2024, our shares of common stock traded at a discount equal to approximately 39.35% of the net assets attributable to those shares based upon our $5.21 net asset value per share as of June 30, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount Per Share
June 30, 2025
First Quarter	Base	September 18, 2024	October 16, 2024	November 6, 2024	$0.12
June 30, 2024
Fourth Quarter	Base	April 12, 2024	May 26, 2024	June 14, 2024	$0.12
Fourth Quarter	Supplemental	April 12, 2024	May 26, 2024	June 14, 2024	$0.03
Third Quarter	Base	February 8, 2024	March 15, 2024	April 5, 2024	$0.12
Third Quarter	Supplemental	February 8, 2024	March 15, 2024	April 5, 2024	$0.03
Second Quarter	Base	November 9, 2023	December 14, 2023	January 8, 2024	$0.12
Second Quarter	Supplemental	November 9, 2023	December 14, 2023	January 8, 2024	$0.03
First Quarter	Base	September 14, 2023	October 12, 2023	November 2, 2023	$0.12
First Quarter	Supplemental	September 14, 2023	October 12, 2023	November 2, 2023	$0.03
June 30, 2023
Fourth Quarter	Base	May 4, 2023	June 16, 2023	July 7, 2023	$0.13
Fourth Quarter	Supplemental	May 4, 2023	June 16, 2023	July 7, 2023	$0.05
Third Quarter	Base	February 2, 2023	March 10, 2023	March 30, 2023	$0.13
Third Quarter	Supplemental	February 2, 2023	March 10, 2023	March 30, 2023	$0.02
Second Quarter	Base	November 11, 2022	December 16, 2022	January 10, 2023	$0.13
Second Quarter	Supplemental	November 11, 2022	December 16, 2022	January 10, 2023	$0.02
First Quarter	Base	August 25, 2022	September 23, 2022	October 14, 2022	$0.15
June 30, 2022
Fourth Quarter	Base	May 5, 2022	June 17, 2022	July 8, 2022	$0.15
Third Quarter	Base	February 3, 2022	March 11, 2022	March 31, 2022	$0.15
Second Quarter	Base	November 3, 2021	December 10, 2021	January 4, 2022	$0.15
First Quarter	Base	August 25, 2021	September 24, 2021	October 14, 2021	$0.15
Total					$2.64

Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not engage in any sales of unregistered securities during the fiscal year ended June 30, 2024.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Financial Index and a customized peer group of six companies that includes Crescent Capital BDC, Inc., Stellus Capital Investment Corporation, First Eagle Alternative Capital BDC, Inc., Monroe Capital Corporation, CION Investment Corporation, and WhiteHorse Finance Inc., for the period from June 30, 2019 through June 30, 2024. The graph assumes that, on June 30, 2019 an investment of $100 (with reinvestment of all dividends) was made in our common stock, in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Investcorp Credit Management BDC, Inc., the NASDAQ Financial Index, and a Peer Group
$200
$150
$100
$50
$0
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, and include statements regarding the following, without limitation:

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this report on Form 10-K. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

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

Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. We invest primarily in middle-market companies in the form of standalone first and second lien loans, unitranche loans, and mezzanine loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $21.5 billion as of June 30, 2024. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 45 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

We have entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser provides us with investment advisory and administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding the Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of June 30, 2024 and June 30, 2023, we had no Taxable Subsidiaries.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Annual Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available under the circumstances. The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, our board of directors may refine our valuation methodologies to best reflect the fair value of our investments appropriately.

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

As of June 30, 2024, and June 30, 2023 all of our investments were classified as Level 3 investments, determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if we do not expect the issuer to be able to pay all principal and interest when due. As of June 30, 2024, we had four investments on non-accrual status, which represented approximately 5.00% of our portfolio at fair value. As of June 30, 2023, we had six investments on non-accrual, which represented approximately 4.08% of our portfolio at fair value.

Financing Facility

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

As of June 30, 2024 and June 30, 2023, there were no borrowings outstanding under the Term Financing, respectively.

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

As of June 30, 2024 and June 30, 2023, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in our investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in the Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of June 30, 2024 and June 30, 2023, there were $43.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2024 and June 30, 2023, the outstanding principal balance of the 2026 Notes was approximately $65.0 million and $65.0 million, respectively.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2024, approximately 1.68% of our total assets were non-qualifying assets.

To qualify as a RIC, we must, among other things, meet certain source-of-income, asset diversification and annual distribution requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

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

As of June 30, 2024, our investment portfolio of $184.6 million (at fair value) consisted of debt and equity investments in 41 portfolio companies, of which 85.02% were first lien investments, 0% were second lien investments, and 14.98% were in equities, warrants and other positions. At June 30, 2024, our average and largest portfolio company investment at fair value was $4.6 million and $13.5 million, respectively.

As of June 30, 2023, our investment portfolio of 220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments, 0% were second lien investments, and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

As of June 30, 2024, and June 30, 2023, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 12.47% and 12.46%, respectively. As of June 30, 2024, and June 30, 2023, our weighted average total yield on the total portfolio at amortized cost (which includes interest income and amortization of fees and discounts) was 10.60% and 11.32%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of June 30, 2024 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At June 30, 2024 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30,
	2024	2023
Commercial Services & Supplies	13.50%	6.51%
Professional Services	11.22	12.83
Trading Companies & Distributors	9.11	15.98
Containers & Packaging	7.34	5.89
Food Products	4.79	1.95
Entertainment	4.77	3.47
IT Services	4.70	10.71
Household Durables	4.13	3.46
Insurance	4.01	0.00
Chemicals	3.90	3.44
Diversified Consumer Services	3.90	3.30
Specialty Retail	3.61	2.34
Automotive Retail	3.08	1.76
Health Care Providers & Services	2.93	0.00
Consumer Staples Distribution & Retail	2.89	2.75
Software	2.73	6.26
Consumer Services	2.67	0.00
Paper Packaging	2.66	0.00
Construction & Engineering	1.99	0.00
Human Resources & Employment Services	1.62	0.00
Hotels, Restaurants and Leisure	1.60	2.85
Electronic Equipment, Instruments & Components	1.43	1.48
Automobile Components	1.42	3.30
Machinery	0.00	4.36
Internet & Direct Marketing Retail	0.00	4.08
Building Products	0.00	2.05
Energy Equipment & Services	0.00	1.23
	100.00%	100.00%
During the year ended June 30, 2024, we made investments in eleven new portfolio companies and four existing portfolio companies. These investments totaled approximately $60.4 million. Of these new investments, 93.23% consisted of first lien investments and 6.77% were in equity, warrants, and other investments.

During the year ended June 30, 2023, we made investments in eight new portfolio companies and four existing portfolio companies. These investments totaled approximately $41.3 million. Of these new investments, 98.25% consisted of first lien investments and 1.75% were in equity, warrants, and other investments.

At June 30, 2024, 97.4% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.6% bore interest at fixed rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2024, we had three investments with aggregate unfunded commitments of $1.8 million, and as of June 30, 2023, we had nine investments with aggregate unfunded commitments of $5.7 million. As of June 30, 2024 we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of June 30, 2024			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$18,475,458	10.0%	3	$16,538,345	7.5%	3
2	116,964,511	63.4	35	114,979,324	52.2	32
3	34,035,340	18.4	13	62,588,392	28.4	19
4	2,621,154	1.4	2	13,067,850	6	5
5	12,473,067	6.8	7	12,937,418	5.9	6
Total	$184,569,530	100.0%	60	$220,111,329	100.0%	65

Results of Operations

Comparison of the years ended June 30, 2024 and June 30, 2023

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the year ended June 30, 2024 decreased to $23.9 million from $26.7 million for the year ended June 30, 2023, primarily due to a decrease in interest income related to the sale of two portfolio companies and the repayment of twelve portfolio companies, and portfolio companies on non-accrual status, partially offset by an increase in payment in-kind interest income earned on Crafty Apes, LLC and American Nuts Holdings, LLC - Term Loan A, which were removed from non-accrual status during the quarter ended December 31, 2023.

Expenses

Total expenses for the year ended June 30, 2024 of $17.3 million were flat compared to $17.3 million for the year ended June 30, 2023.

Net investment income

Net investment income decreased to $6.6 million for the year ended June 30, 2024 from $9.4 million for the year ended June 30, 2023, primarily due to a decrease in interest income related to the sale of two portfolio companies and the repayment of twelve portfolio companies, and portfolio companies on non-accrual status, partially offset by an increase in payment in-kind interest income earned on Crafty Apes, LLC and American Nuts Holdings, LLC - Term Loan A, which were removed from non-accrual status during the quarter ended December 31, 2023.

Net realized gain or loss

The net realized loss on investments totaled $14.0 million for the year ended June 30, 2024, primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, Sandvine Corporation, and Xenon Arc, Inc. and the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC.

The net realized loss on investments totaled $26.9 million for the year ended June 30, 2023, primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $3.3 million for the year ended June 30, 2024, primarily due to the decrease in fair value of our investments in ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC, and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investment in Discovery Behavioral Health and due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC and the restructuring or Arborworks Acquisition LLC.

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

Expenses

Total expenses for the year ended June 30, 2023 increased to $17.3 million from $15.5 million for the year ended June 30, 2022, primarily due to the increase in SOFR and LIBOR Rates.

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

We recorded a net change in unrealized depreciation of $8.1 million for the year ended June 30, 2022, primarily due to the restructure of 1888 Industrial Services, LLC –Term B and Fusion Connect Inc. –Take-Back Term Loan offset by the decrease in fair value of Techniplas Foreign Holdco LP common stock.

Liquidity and capital resources

Cash flows

For the year ended June 30, 2024, our cash balance decreased by $4.0 million. During that period, $37.1 million in cash was provided by operating activities, primarily due to investments of $62.5 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $92.3 million. During the same period, cash from financing activities decreased by $41.1 million, resulting primarily from proceeds of $37.1 million from borrowings under the Capital One Revolving Financing, offset by repayments of $66.0 million of borrowings under the Capital One Revolving Financing, distributions of $11.2 million to our stockholders, and payments of $1.0 million for deferred financing costs.

Capital Resources

As of June 30, 2024, we had $0.2 million of cash as well as $5.0 million in restricted cash and $57.0 million of capacity under the Capital One Revolving Financing. As of June 30, 2024, we had approximately $106.3 million of senior securities outstanding and our asset coverage ratio was 169.5%. We intend to generate additional cash primarily from future offerings of securities, future borrowings under our Capital One Revolving Financing as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary liquidity needs include interest and principal repayments on our Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of each of the fiscal years ended June 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Capital One Revolving Financing
Fiscal Year ended June 30, 2024	$43,000,000	(5)	$4,383	—	N/A
Fiscal Year ended June 30, 2023	$71,900,000	(5)	$3,133	—	N/A
Fiscal Year ended June 30, 2022	$84,000,000	(5)	$2,864	—	N/A
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(6)	$2,567	—	N/A
Fiscal Year ended June 30, 2020	$132,000,000	(6)	$2,200	—	N/A
Fiscal Year ended June 30, 2019	$133,026,670	(6)	$2,329	—	N/A
Fiscal Year ended June 30, 2018	$119,823,000	(6)	$2,431	—	N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—	N/A
Fiscal Year ended June 30, 2016	$132,478,329	(7)	$2,229	—	N/A
Fiscal Year ended June 30, 2015	$150,847,459	(7)	$2,306	—	N/A
Citi Revolving Financing(8)
Fiscal Year ended June 30, 2021	$—		N/A	—	N/A
Fiscal Year ended June 30, 2020	$—		N/A	—	N/A
Fiscal Year ended June 30, 2019	$—		N/A	—	N/A
Fiscal Year ended June 30, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2017	$—		N/A	—	N/A
6.125% notes due 2023(9)
Fiscal Year ended June 30, 2021	$—		$—	—	$—
Fiscal Year ended June 30, 2020	$51,375,000		$5,674	—	$926
Fiscal Year ended June 30, 2019	$34,500,000		$8,969	—	$1,012
4.875% notes due 2026(10)
Fiscal Year ended June 30, 2024	$65,000,000		$2,900	—	N/A
Fiscal Year ended June 30, 2023	$65,000,000		$3,466	—	N/A
Fiscal Year ended June 30, 2022	$65,000,000		$3,701	—	N/A
Fiscal Year ended June 30, 2021	$65,000,000		$4,027	—	N/A

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

In accordance with certain applicable U.S. Department of the Treasury (“Treasury”) regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Advisory Agreement

The Company is party to the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”).

For the year ended June 30, 2024, $3,800,693 in Base Management Fees were earned by the Adviser, of which $365,225 was waived and $816,777 was payable at June 30, 2024. For the year ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023. For the year ended June 30, 2022,

$4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived and $1,054,063 was payable at June 30, 2022.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2024, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the year ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 of Income-Based Fees are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no Income-Based Fees. As of June 30, 2022, $182,095 of Income-Based Fees are currently payable to the Adviser and were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, the amount of the accrued Capital Gains Fee at a reporting date may vary from the Capital Gains Fee that is ultimately realized, and the differences could be material.

As of June 30, 2024, June 30, 2023 and June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to three of our portfolio companies. As of June 30, 2023, our off-balance sheet arrangements consisted of $5.7 million in unfunded commitments to nine of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2024 and through September 25, 2024, the Company invested a total of $12.9 million, which included investments in three new portfolio companies and two existing portfolio companies. As of September 25, 2024, the Company had investments in 44 portfolio companies.

On September 18, 2024, the Company’s board of directors declared a distribution for the quarter ended September 30, 2024 of $0.12 per share payable on November 6, 2024 to stockholders of record as of October 16, 2024.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2024, 97.4% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at June 30, 2024, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 5.93% and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 14.94%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, as applicable, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Investcorp Credit Management BDC, Inc. and its subsidiaries (the Company), including the consolidated schedules of investments, as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of their operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2024 and 2023, by correspondence with the custodian or the agents of the underlying investments or management of the underlying investments themselves or by other appropriate audit procedures where replies from the custodian or agent were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments

As of June 30, 2024, the fair value of the Company’s investments classified as Level 3 measurements in the fair value hierarchy was approximately $184.6 million. As discussed in Notes 2j. and 4d. in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and equity of private and thinly traded U.S. middle-market companies. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing yield analysis, market comparable approach, recent transaction and recovery analysis, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including market yields, EBITDA multiples, revenue multiples, recent transaction and recovery amount.

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
o
Historical operating results of the investment as obtained from the Company and, in certain instances, from the underlying investment entity, among other sources, the financial statements and the valuation committee materials of the investment.
o
Available market data for comparable companies.
o
Subsequent events and transactions, where available.

•
With the assistance of a valuation specialists, we performed the following:
o
For a portion of Level 3 investments, evaluated the valuation techniques compared to those of a market participant, used market information to develop a range of market yield, comparable financial performance multiples and discount rate assumptions and compared them to the assumptions used by management.
o
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

New York, New York

September 25, 2024

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2024	June 30, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $189,319,802 and $219,319,251, respectively)	$181,948,376	$210,150,018
Affiliated investments, at fair value (amortized cost of $15,149,238 and $23,979,565, respectively)	2,621,154	9,961,311
Total investments, at fair value (amortized cost of $204,469,040 and $243,298,816, respectively)	184,569,530	220,111,329
Cash	158,768	1,093,758
Cash, restricted	4,950,036	8,057,458
Principal receivable	50,609	93,581
Interest receivable	1,301,516	2,041,877
Payment-in-kind interest receivable	66,625	46,088
Long-term receivable	631,667	—
Escrow receivable	97,173	—
Other receivables	—	1,050
Prepaid expenses and other assets	411,821	361,719
Total Assets	$192,237,745	$231,806,860
Liabilities
Notes payable:
Revolving credit facility	$43,000,000	$71,900,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,654,870)	(1,220,556)
Unamortized discount	(124,443)	(195,553)
Notes payable, net	106,220,687	135,483,891
Payable for investments purchased	7,425,000	1,795,297
Dividend payable	—	2,590,520
Income-based incentive fees payable	128,876	576,023
Base management fees payable	816,777	906,218
Interest payable	1,950,925	2,293,766
Directors' fees payable	—	15,755
Accrued expenses and other liabilities	685,271	445,082
Total Liabilities	117,227,536	144,106,552

Commitments and Contingencies (see Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,403,752 and 14,391,775 shares issued and outstanding, respectively)	14,404	14,392
Additional paid-in capital	203,103,263	203,327,714
Distributable earnings (loss)	(128,107,458)	(115,641,798)
Total Net Assets	75,010,209	87,700,308
Total Liabilities and Net Assets	$192,237,745	$231,806,860
Net Asset Value Per Share	$5.21	$6.09

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended June 30,
	2024	2023	2022
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$20,271,776	$23,822,181	$22,641,798
Affiliated investments	12,451	(20,611)	29,813
Total interest income	20,284,227	23,801,570	22,671,611
Payment in-kind interest income
Non-controlled, non-affiliated investments	2,028,744	1,250,169	102,720
Affiliated investments	77,680	70,070	208,470
Total payment-in-kind interest income	2,106,424	1,320,239	311,190
Dividend income
Non-controlled, non-affiliated investments	54,138	101,755	—
Affiliated investments	—	—	296,126
Total dividend income	54,138	101,755	296,126
Payment in-kind dividend income
Non-controlled, non-affiliated investments	784,854	691,972	282,952
Affiliated investments	—	—	—
Total payment-in-kind dividend income	784,854	691,972	282,952
Other fee income
Non-controlled, non-affiliated investments	648,659	768,617	868,727
Affiliated investments	—	—	759
Total other fee income	648,659	768,617	869,486
Total investment income	23,878,302	26,684,153	24,431,365
Expenses:
Interest expense	8,606,309	8,413,409	6,633,587
Base management fees	3,800,693	4,201,394	4,594,588
Income-based incentive fees	(72,942)	401,597	(348,670)
Provision for tax expense	267,150	294,330	270,618
Professional fees	1,239,122	984,290	1,302,513
Allocation of administrative costs from Adviser	1,360,194	966,045	1,247,205
Amortization of deferred debt issuance costs	576,475	693,333	621,111
Amortization of original issue discount - 2026 Notes	71,110	71,110	71,110
Insurance expense	479,502	506,963	512,347
Directors' fees	294,907	302,500	302,500
Custodian and administrator fees	316,128	292,267	334,214
Other expenses	713,789	516,160	446,330
Total expenses	17,652,437	17,643,398	15,987,453
Waiver of base management fees	(365,225)	(387,311)	(480,032)
Waiver of income-based incentive fees	—	—	—
Net expenses	17,287,212	17,256,087	15,507,421
Net investment income	6,591,090	9,428,066	8,923,944
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(7,731,553)	(26,890,095)	(6,198,762)
Affiliated investments	(6,239,984)	-	(8,196,669)
Net realized gain (loss) from investments	(13,971,537)	(26,890,095)	(14,395,431)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	1,797,807	21,966,347	2,898,538
Affiliated investments	1,490,170	(1,269,815)	5,159,579
Net change in unrealized appreciation (depreciation) on investments	3,287,977	20,696,532	8,058,117
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(10,683,560)	(6,193,563)	(6,337,314)
Net increase (decrease) in net assets resulting from operations	$(4,092,470)	$3,234,503	$2,586,630
Basic and diluted:
Net investment income per share	$0.46	$0.66	$0.62
Earnings per share	$(0.28)	$0.22	$0.18
Weighted average shares of common stock outstanding	14,396,201	14,389,163	14,304,641
Distributions paid per common share	$0.60	$0.63	$0.60

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	For the Years Ended June 30,
	2024	2023	2022
Net assets at beginning of period	$87,700,308	$93,509,392	$96,355,849
Increase (decrease) in net assets resulting from operations:
Net investment income	6,591,090	9,428,066	8,923,944
Net realized gain (loss) from investments	(13,971,537)	(26,890,095)	(14,395,431)
Net change in unrealized appreciation (depreciation) on investments	3,287,977	20,696,532	8,058,117
Net increase (decrease) in net assets resulting from operations	(4,092,470)	3,234,503	2,586,630
Stockholder distributions:
Distributions from net investment income	(8,637,842)	(9,065,336)	(8,630,756)
Distributions from capital gains	—	—	—
Net decrease in net assets resulting from stockholder distributions	(8,637,842)	(9,065,336)	(8,630,756)
Capital transactions:
Issuance of common shares (0 and 0 and 453,985, respectively)	—	—	3,141,576
Reinvestments of stockholder distributions	40,213	21,749	56,093
Net increase (decrease) in net assets resulting from capital transactions	40,213	21,749	3,197,669
Net increase (decrease) in net assets	(12,690,099)	(5,809,084)	(2,846,457)
Net assets at end of period	$75,010,209	$87,700,308	$93,509,392

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,092,470)	$3,234,503	$2,586,630
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(62,524,462)	(51,269,621)	(144,746,910)
Payment in-kind interest and dividends	(2,870,741)	(1,968,260)	(633,752)
Sales and repayments of investments	92,303,435	61,928,745	153,877,788
Net realized (gain) loss on investments	13,971,537	26,890,095	14,395,431
Net change in unrealized appreciation/depreciation on investments	(3,287,977)	(20,696,532)	(8,058,117)
Amortization of discount/premium on investments	(2,049,993)	(1,311,770)	(2,662,806)
Amortization of deferred debt issuance costs	576,474	693,333	621,111
Amortization of original issue discount	71,110	71,110	71,110
Net (increase) decrease in operating assets:
Interest receivable	740,361	256,566	203,148
Payment-in-kind interest receivable	(20,537)	(43,951)	39,610
Principal receivable	42,972	741,462	5,040,250
Long-term receivable	(631,667)	—	—
Escrow receivable	(97,173)	—	—
Other receivables	1,050	(1,050)	427,208
Prepaid expenses and other assets	(50,102)	48,682	(34,204)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	5,629,703	1,548,313	246,984
Interest payable	(342,841)	719,410	624,996
Directors fees payable	(15,755)	(5,025)	(8,079)
Accrued expenses and other liabilities	240,189	(375,015)	(294,737)
Base management fees payable	(89,441)	(147,845)	(16,517)
Income-based incentive fees payable	(447,147)	393,928	(465,790)
Net cash (used in) provided by operating activities	37,056,525	20,707,078	21,213,354
Cash Flows from Financing Activities:
Payments for deferred financing costs	(1,010,788)	—	(1,300,000)
Issuance of common shares	—	—	3,141,576
Distributions to stockholders	(11,188,149)	(8,610,939)	(8,505,056)
Repayments of Term loan	—	—	(102,000,000)
Proceeds from borrowing on revolving financing facility	37,100,000	46,900,000	182,835,346
Repayments of borrowing on revolving financing facility	(66,000,000)	(59,000,000)	(98,835,346)
Net cash (used in) provided by financing activities	(41,098,937)	(20,710,939)	(24,663,480)
Net change in cash	(4,042,412)	(3,861)	(3,450,126)
Cash:
Cash and restricted cash at beginning of year(1)	9,151,216	9,155,077	12,605,203
Cash and restricted cash at end of period(2)	$5,108,804	$9,151,216	$9,155,077
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$8,949,150	$7,693,998	$6,008,590
Cash paid for taxes	$267,150	$294,330	$270,618
Issuance of shares pursuant to Dividend Reinvestment Plan	$40,213	$21,749	$56,093
Non-cash purchase of investments	$(37,002,608)	$(16,865,488)	$(2,903,400)
Non-cash sale of investments	$37,002,608	$16,865,488	$2,903,400

(1)
Represents $1,093,758, $2,550,021 and $5,845,249 of unrestricted cash as of June 30, 2024, June 30, 2023 and June 30, 2022, respectively, and $8,057,458, $6,605,056 and $6,759,954 of restricted cash for the same periods.
(2)
Represents $158,768, $1,093,758 and $2,550,021 of unrestricted cash as of June 30, 2024, June 30, 2023 and June 30, 2022, respectively, and $4,950,036, $8,057,457 and $6,605,056 of restricted cash for the same periods.

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 9.50% + 1.68% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,151,858	$1,151,858	$1,220,970	1.63%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,000,000	4,968,582	4,687,500	6.25%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants & Leisure	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	2,992,500	2,950,295	2,947,612	3.93%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,692,366	5,395,211	5,678,135	7.57%
American Nuts Holdings, LLC - Term Loan A	(10)	Consumer Staples Distribution & Retail	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,494,842	4,494,842	4,225,151	5.63%
American Nuts Holdings, LLC - Term Loan B	(9)(10)	Consumer Staples Distribution & Retail	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,600,689	1,427,117	1,116,748	1.49%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,736,618	—	—%
Amerit	(10)	Commercial Services & Supplies	1M S + 7.00% (2.00% Floor)	12/13/2023	12/24/2025	7,425,000	7,301,918	7,350,750	9.80%
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	(10)	Commercial Services & Supplies	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,999,641	1,999,641	1,919,656	2.56%
Arborworks Acquisition LLC - Revolver (New)	(4)	Commercial Services & Supplies	15.00% PIK	11/6/2023	11/6/2028	1,011,689	1,011,689	1,011,689	1.35%
Asurion, LLC	(10)	Insurance	3M S + 4.00%	6/13/2024	8/21/2028	7,480,964	7,406,155	7,406,155	9.87%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,948,187	4,891,149	4,923,445	6.56%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,420,188	3,602,984	4.80%
Bioplan USA, Inc. - Take-Back Term Loan	(3)(10)	Containers & Packaging	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,844,496	5,595,919	5,712,995	7.62%
CareerBuilder, LLC	(9)(10)	Professional Services	1M S + 2.50% + 4.25% PIK (1.00% Floor)	7/27/2017	7/31/2026	5,924,347	5,177,709	2,525,025	3.37%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,959,596	3,910,347	3,662,626	4.88%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	9,250,602	8,832,319	8,811,199	11.75%
Crisis Prevention Institute, Inc.	(10)	Human Resources & Employment Services	3M S + 4.75% (0.50% Floor)	4/3/2024	4/9/2031	3,000,000	2,985,281	2,985,000	3.98%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.50% + 2.00% PIK (1.00% Floor)	8/2/2021	1/15/2026	7,625,716	7,582,340	7,625,716	10.17%
Flatworld Intermediate Corporation	(4)(10)	IT Services	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,233,784	2,201,362	2,183,524	2.91%
Fleetpride Inc.	(10)	Trading Companies & Distributors	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,977,500	2,949,229	2,962,612	3.94%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,312,500	4,243,162	3,967,500	5.29%
Klein Hersh, LLC	(3)(9)(10)(11)	Professional Services	3M S + 4.63% + 6.45% PIK (0.50% Floor)	4/21/2022	4/27/2027	11,645,948	9,684,970	5,581,240	7.44%
LABL, INC.	(10)	Paper Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	4,964,428	4,922,427	4,914,784	6.55%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,194,708	7,129,933	7,194,708	9.59%
Max US Bidco Inc.	(10)	Food Products	3M S + 5.00% (0.50% Floor)	10/4/2023	10/2/2030	4,987,500	4,755,238	4,875,281	6.50%
Northstar Group Services, Inc.	(10)	Commercial Services & Supplies	6M S + 4.75% (0.50% Floor)	5/8/2024	5/8/2030	5,500,000	5,472,738	5,472,500	7.30%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,930,000	3,902,420	3,930,000	5.24%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,156,855	6,124,477	6,156,855	8.21%
Sandvine Corporation	(5)(7)(10)	Software	2.00%	2/3/2023	6/28/2027	5,284,642	3,254,202	3,250,055	4.33%
South Coast Terminals, LLC	(4)	Chemicals	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	7,206,650	7,166,474	7,206,650	9.61%
Victra Holdings, LLC	(10)	Specialty Retail	3M S + 6.50% (0.75% Floor)	2/26/2024	3/30/2029	1,948,667	1,948,667	1,977,897	2.64%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,801,923	9,737,425	9,777,418	13.03%
Work Genius Holdings, Inc - Revolver		Professional Services	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	748,125	1.00%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	8,805,000	8,805,000	8,805,000	11.73%
Total Senior Secured First Lien Debt Investments							165,286,902	156,417,505	208.53%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				149,918	$2,171,581	$62,965	0.08%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,362,015	1.82%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,794,103	2.39%
ArborWorks, LLC A-1 Common Units	(8)	Commercial Services & Supplies				1,035	—	—	—%
ArborWorks, LLC A-1 Preferred	(8)	Commercial Services & Supplies				8,633	4,362,023	1,738,444	2.32%
ArborWorks, LLC B-1 Preferred	(8)	Commercial Services & Supplies				8,633	—	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,942	4,218,646	5.62%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	454,000	0.61%
Discovery Behavioral Health Preferred Stock	(8)	Health Care Providers & Services	13.50% PIK			4,000	4,000,000	5,400,000	7.20%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				8,904,634	—	22,702	0.03%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,191	1,184,606	288,877	0.39%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				1,345,747	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				8,904,634	—	22,702	0.03%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			500	6,759,778	6,126,488	8.17%
FWS Parent Holding, LLC - Equity Interest	(8)	IT Services				4,405	100,000	37,071	0.05%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				520,710	528,249	1,269,377	1.70%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	808,717	1,116,856	1.49%
Sandvine Corporation - Common Stock	(7)(8)	Software				107,202	—	—	—%
Sandvine Corporation - Common Stock	(7)(8)	Software				372,930	—	—	—%
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	710,000	0.95%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	906,625	1.21%
Total Equity, Warrants and Other Investments							24,032,900	25,530,871	34.04%
Total Non-Controlled/Non-Affiliated Investments							$189,319,802	$181,948,376	242.56%

See notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Affiliated Investments (14)
Senior Secured First Lien Debt Investments
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$812,447	812,447	509,811	0.68%
Total Senior Secured First Lien Debt Investments							812,447	509,811	0.68%
Equity, Warrants and Other Investments
Techniplas Foreign Holdco LP Common Stock	(8)	Automobile Components				879,559	14,336,791	2,111,343	2.81%
Total Equity, Warrants and Other Investments							14,336,791	2,111,343	2.81%
Total Affiliated Investments							$15,149,238	$2,621,154	3.49%
Total Investments							$204,469,040	$184,569,530	246.06%
Liabilities in excess of other assets								(109,559,321)	(146.06)%
Net Assets								$75,010,209	100.00%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $184,569,530 at fair value and represented 246.06% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 1.68% of the Company’s total assets, at fair value.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of June 30, 2024, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the year ended June 30, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$(5,911,230)	$4,433,423	$—	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(302,116)	(328,754)	—	—	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(2,365,434)	—	1,774,075	—	12,451
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	77,207	—	—	(394,806)	509,811	77,680
	Common Stock(e)	6,433,865	—	—	—	(4,322,522)	2,111,343	—
		$9,961,311	$77,207	$(2,667,550)	$(6,239,984)	$1,490,170	$2,621,154	$90,131

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
(e)
Investment is non-income producing.

PRIME — 8.50% as of June 30, 2024

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.34% as of June 30, 2024)

3M S — 3-month SOFR (5.32% as of June 30, 2024)

6M S — 3-month SOFR (5.25% as of June 30, 2024)

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

June 30, 2024

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70%

of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2024 and June 30, 2023, the Company had no taxable subsidiaries. The taxable subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the years ended June 30, 2024, June 30, 2023 and June 30, 2022, $1,002,168, $491,359 and $1,256,008 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company had four loans on non-accrual status comprised of American Nuts Holdings, LLC - Term B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, CareerBuilder, LLC and Klein Hersh, LLC which collectively represented 5.00% of the Company’s portfolio at fair value. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term A, Term C and Revolver, American Nuts Holdings, LLC - Term A and Term B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $2,106,424, $1,320,239 and $311,190 during the years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $784,854, $691,972 and $282,952 during the years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively.

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

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds of which a portion is Long-term receivable in the amount of $631,667 and a portion is an Escrow receivable in the amount of $97,173 on the Consolidated Statements of Assets and Liabilities. The escrow is held as recourse for indemnity claims that may arise under the sale agreement. As of June 30, 2024, the Long-term receivable and the Escrow receivable are recorded at estimated fair value using Level 3 inputs. For the Escrow receivable, fair value is determined using a discounted cash flow analysis with the unobservable inputs being a probability of collection (50%) and a discount rate (8.6%). For the Long-term receivable, fair value is determined using a discounted cash flow analysis with the unobservable input being a discount rate (8.6%).

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2024 or June 30, 2023.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company incurred excise tax expenses of $264,386, $294,330, and $264,756 for the years ended December 31, 2023, 2022 and 2021, respectively (included in the provision for tax expenses on the consolidated statement of operations).

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the years ended June 30, 2024, 2023 and 2022, the Company recorded distributions of $8.6 million, $9.1 million and $8.6 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2021 through the present remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended June 30, 2024, June 30, 2023 and June 30, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of Taxable Subsidiary partnership investments and nondeductible taxes paid as follows:

	2024	2023	2022
Additional paid-in capital	$(264,652)	$(284,155)	$(264,971)
Distributable earnings	264,652	284,155	264,971

The tax character of all distributions paid by the Company during the years ended June 30, 2024, June 30, 2023 and June 30, 2022 were ordinary income.

At June 30, 2024, June 30, 2023 and June 30, 2022, the components of distributable earnings/(loss) on a tax basis are as follows:

	2024	2023	2022
Undistributed net investment income	$7,476,383	$11,648,379	$9,342,951
Accumulated capital gains (losses) and other	(14,786,107)	(27,970,779)	(15,703,257)
Capital loss carryover	(101,070,039)	(73,713,555)	(57,692,925)
Unrealized appreciation (depreciation)	(19,727,695)	(23,015,323)	(43,884,017)
Distributions payable	—	(2,590,520)	(2,157,872)
Distributable earnings (loss)	$(128,107,458)	$(115,641,798)	$(110,095,120)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of June 30, 2024, the Company had a net short-term capital loss carryforward of $2,016,805 and a net long-term capital loss carryforward of $99,053,234 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of June 30, 2024, the Company had a post-October short-term capital loss deferral of $264,276 and a post-October long-term capital loss deferral of $14,467,636. These losses are deemed to arise on July 1, 2024.

l. Incentive Fee

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2024, the period that commences on the last day of the fiscal quarter in which the Advisory Agreement became effective and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the year ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, the amount of the accrued Capital Gains Fee at a reporting date may vary from the Capital Gains Fee that is ultimately realized, and the differences could be material.

As of June 30, 2024, June 30, 2023 and June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company adopted the new standard and its adoption did not have a material impact to the consolidated financial statements and related disclosures.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	Year ended June 30,
	2024	2023	2022
Investment purchases, at cost (including PIK interest)	$65,395,203	$53,237,881	$145,380,662
Investment sales and repayments	92,303,435	61,928,745	153,877,788

The composition of the Company’s investments as of June 30, 2024, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$166,099,349	81.23%	$156,927,316	85.02%
Equity, Warrants and Other Investments	38,369,691	18.77	27,642,214	14.98
Total	$204,469,040	100.00%	$184,569,530	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at June 30, 2024:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Commercial Services & Supplies	$24,919,271	13.50%
Professional Services	20,702,433	11.22
Trading Companies & Distributors	16,814,468	9.11
Containers & Packaging	13,534,625	7.34
Food Products	8,842,781	4.79
Entertainment	8,811,199	4.77
IT Services	8,681,364	4.70
Household Durables	7,625,716	4.13
Insurance	7,406,155	4.01
Chemicals	7,206,650	3.90
Diversified Consumer Services	7,194,708	3.90
Specialty Retail	6,665,397	3.61
Automotive Retail	5,678,135	3.08
Health Care Providers & Services	5,400,000	2.93
Consumer Staples Distribution & Retail	5,341,899	2.89
Software	5,044,158	2.73
Consumer Services	4,923,445	2.67
Paper Packaging	4,914,784	2.66
Construction & Engineering	3,662,626	1.99
Human Resources & Employment Services	2,985,000	1.62
Hotels, Restaurants & Leisure	2,947,612	1.60
Electronic Equipment, Instruments & Components	2,645,950	1.43
Automobile Components	2,621,154	1.42
Total	$184,569,530	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Trading Companies & Distributors	$35,176,879	15.98%
Professional Services	28,238,167	12.83
IT Services	23,576,450	10.71
Commercial Services & Supplies	14,329,460	6.51
Software	13,772,487	6.26
Containers & Packaging	12,958,772	5.89
Machinery	9,602,806	4.36
Internet & Direct Marketing Retail	8,969,729	4.08
Entertainment	7,640,000	3.47
Household Durables	7,610,242	3.46
Chemicals	7,568,617	3.44
Diversified Consumer Services	7,268,500	3.30
Automobile Components	7,261,275	3.30
Hotels, Restaurants, and Leisure	6,283,541	2.85
Consumer Staples Distribution & Retail	6,061,396	2.75
Specialty Retail	5,148,000	2.34
Building Products	4,511,719	2.05
Food Products	4,288,750	1.95
Automotive Retail	3,878,905	1.76
Electronic Equipment, Instruments & Components	3,265,598	1.48
Energy Equipment & Services	2,700,036	1.23
Total	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2024:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$58,910,596	31.92%
U.S. West	56,404,520	30.56
U.S. Southeast	31,435,714	17.03
U.S. Midwest	24,434,485	13.24
U.S. Mid-Atlantic	6,717,548	3.64
U.S. Southwest	3,416,612	1.85
International	3,250,055	1.76
Total	$184,569,530	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2023:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$94,658,227	43.00%
U.S. West	44,911,266	20.40
U.S. Midwest	26,602,440	12.09
U.S. Southeast	20,803,349	9.45
U.S. Mid-Atlantic	17,721,607	8.05
U.S. Southwest	10,367,607	4.71
International	5,046,833	2.30
Total	$220,111,329	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the year ended June 30, 2024, the Company made investments in new and existing portfolio companies of approximately $60.4 million, to which it was not previously contractually committed to provide financial support. During the year ended June 30, 2024, the Company made investments of $2.2 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At June 30, 2024 and June 30, 2023, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$156,927,316	$156,927,316
Equity, Warrants and Other Investments	—	—	27,642,214	27,642,214
Total Investments	$—	$—	$184,569,530	$184,569,530

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2024:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	60,523,383	—	—	4,871,820	65,395,203
Sales and repayments	(92,303,435)	—	—	—	(92,303,435)
Amortization	2,049,993	—	—	—	2,049,993
Net realized gains (losses)	(13,909,425)	—	—	(62,112)	(13,971,537)
Transfers in	—	—	—	4,362,023	4,362,023
Transfers out	(4,362,023)	—	—	—	(4,362,023)
Net change in unrealized appreciation (depreciation)	8,557,868	—	—	(5,269,891)	3,287,977
Fair value at June 30, 2024	$156,927,316	$—	$—	$27,642,214	$184,569,530
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2024	$(69,131)	$—	$—	$(5,332,004)	$(5,401,135)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended June 30, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$—	$—	$18,825,950	$233,683,986
Purchases (including PIK interest)	51,824,515	—	—	1,413,366	53,237,881
Sales and repayments	(61,928,745)	—	—	—	(61,928,745)
Amortization	1,311,770	—	—	—	1,311,770
Net realized gains (losses)	(9,515,487)	(17,374,608)	—	—	(26,890,095)
Transfers in	—	—	—	1,708,942	1,708,942
Transfers out	(1,708,942)	—	—	—	(1,708,942)
Net change in unrealized (depreciation) appreciation	1,529,808	17,374,608	—	1,792,116	20,696,532
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2023	$(7,507,021)	$—	$—	$1,377,567	$(6,129,454)

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

During the year ended June 30, 2024, $4,362,023 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the year ended June 30, 2023, $1,708,942 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring and during the year ended June 30, 2022, $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2024 and June 30, 2023. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$118,225,491	Income Approach	Market Yields	13.8%	10.3%-22.8%
Senior Secured First Lien Debt Investments	10,365,103	Market Comparable Approach	EBITDA Multiple	9.3x	4.5x-13.3x
Senior Secured First Lien Debt Investments	—	Market Comparable Approach	Revenue Multiple	N/A	N/A
Senior Secured First Lien Debt Investments	15,863,655	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	12,473,067	Recovery Analysis	Recovery Amount*	N/A	N/A
Equity, Warrants, and Other Investments	6,126,488	Income Approach	Market Yields	16.5%	16.5%
Equity, Warrants, and Other Investments	21,515,726	Market Comparable Approach	EBITDA multiple	10.3x	4.5x-18.2x
Equity, Warrants, and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A

* Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

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

As of June 30, 2024, and June 30, 2023, there were no borrowings outstanding under the Term Financing.

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

As of June 30, 2024 and June 30, 2023, there were no borrowings outstanding under the Revolving Financing.

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in the Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of June 30, 2024 and June 30, 2023, there were $43.0 million and $71.9 million borrowings outstanding under the Capital One Revolving Financing.

Restricted cash (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of June 30, 2024, SPV LLC had a notional amount of $167.7 million, which included $153.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $5.0 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2023, SPV LLC had a notional amount of $194.0 million, which included $181.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $8.1 million in cash held by the trustees of the Capital One Revolving Financing. For the year ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $63.7 million and 8.09%, respectively. For the year ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $80.4 million and 5.95%, respectively.

The fair value of the Company’s borrowing is estimated based on the rate at which similar facilities would be priced. At June 30, 2024 and June 30, 2023, the fair value of the Company’s total borrowings was estimated at $43.0 million and $71.9 million, respectively under the Capital One Revolving Financing, which the Company concluded was a Level 3 fair value.

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

As of June 30, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.29%. As of June 30, 2024, the fair value of the 2026 Notes was $59.9 million. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026	108,000,000
Total long-term debt	$108,000,000

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

The Company’s Board of Directors declared the following quarterly distributions during the fiscal year:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
September 14, 2023	October 11, 2023	October 12, 2023	November 2, 2023	$0.1500	1st 2024
November 9, 2023	December 13, 2023	December 14, 2023	January 8, 2024	$0.1500	2nd 2024
February 8, 2024	March 14, 2024	March 15, 2024	April 5, 2024	$0.1500	3rd 2024
April 12, 2024	May 25, 2024	May 26, 2024	June 14, 2024	$0.1500	4th 2024

Loans funded by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments as of June 30, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver (New)	230,547	—	—	11/6/28
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/27
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Total Unfunded Commitments	$1,765,857	$—

The following table details the Company’s unfunded commitments as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
1888 Industrial Services, LLC – Revolver	$186,990	$—	0.50%	8/31/24
Amerequip, LLC – Revolver	967,742	—	0.50%	8/31/27
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/26
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/27
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/26
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/27
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/26
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/26
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/26
Total Unfunded Commitments	$5,670,894	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the years ended June 30, 2024, June 30, 2023 and June 30, 2022:

	For the year ended June 30,
	2024	2023	2022
Base management fees	$3,800,693	$4,201,394	$4,594,588
Waiver of base management fees	(365,225)	(387,311)	(480,032)
Income-based incentive fees	(72,942)	401,597	(348,670)
Waiver of income-based incentive fees	—	—	—
Capital gains fee	—	—	—
Allocation of administrative costs from Adviser	1,360,194	966,045	1,247,205
Total net expense to affiliates	$4,722,720	$5,181,725	$5,013,091

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of June 30, 2024 and June 30, 2023:

	As of June 30,	As of June 30,
	2024	2023
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$816,777	$906,218
Income-based incentive fees payable	128,876	576,023
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	52,874	172,308
Total amount due to affiliates	$998,527	$1,654,549

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

For the year ended June 30, 2024, $3,800,693 in Base Management Fees were earned by the Adviser, of which $365,225 was waived. As of June 30, 2024, $816,777 of such fees were payable. For the year ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived. As of June 30, 2023, $906,218 of such fees were payable. For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived. As of June 30, 2022, $1,054,063 of such fees were payable.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through June 30, 2024, the period that commences on the last day of the fiscal quarter in which the Advisory Agreement became effective and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after June 30, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the year ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the year ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. For the year ended June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, the amount of the accrued Capital Gains Fee at a reporting date may vary from the Capital Gains Fee that is ultimately realized, and the differences could be material.

As of June 30, 2024, June 30, 2023 and June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Mr. Mauer holds an approximate 17% ownership interest in the Adviser. Investcorp holds an approximate 83% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a Base Management Fee and an Incentive Fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The Incentive Fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the Board with the valuation of the Company’s portfolio investments. The Adviser’s Base Management Fee and Incentive Fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $1,360,194, $966,045 and $1,247,205 under the Administration Agreement for the years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively. As of June 30, 2024 and June 30, 2023, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $52,874 and $172,308, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

During the year ended June 30, 2024, the Company recorded approximately $356,000 of expenses that related to the fiscal year ended June 30, 2023. Of this amount, approximately $239,000 related to expenses allocated from the Adviser.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended June 30, 2024, June 30, 2023 and June 30, 2022, the Company recorded directors’ fees of $294,907, $302,500, and $302,500, respectively. As of June 30, 2024 and June 30, 2023, the Company recorded directors’ fees payable of $0 and $15,755, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Year Ended June 30,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$(4,092,470)	$3,234,503	$2,586,630
Weighted average shares of common stock outstanding	14,396,201	14,389,163	14,304,641
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.28)	$0.22	$0.18

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

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since the Offering in February 2014. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 14, 2014	March 24, 2014	March 31, 2014	$0.1812
May 14, 2014	June 16, 2014	July 1, 2014	$0.3375
September 4, 2014	September 18, 2014	October 1, 2014	$0.3375
November 6, 2014	December 18, 2014	January 5, 2015	$0.3375
January 28, 2015	March 18, 2015	April 2, 2015	$0.3469
May 6, 2015	June 8, 2015	July 5, 2015	$0.3469
June 10, 2015#	September 1, 2015	September 15, 2015	$0.4300
June 10, 2015	September 18, 2015	October 2, 2015	$0.3469
November 3, 2015	December 18, 2015	January 5, 2016	$0.3469
February 2, 2016	March 18, 2016	April 7, 2016	$0.3516
April 28, 2016	June 17, 2016	July 7, 2016	$0.3516
August 25, 2016	September 16, 2016	October 6, 2016	$0.3516
November 3, 2016	December 16, 2016	January 5, 2017	$0.3516
November 3, 2016	March 17, 2017	April 6, 2017	$0.2500
May 2, 2017	June 16, 2017	July 6, 2017	$0.2500
August 24, 2017	September 8, 2017	October 5, 2017	$0.2500
November 7, 2017	March 16, 2018	April 5, 2018	$0.2500
May 2, 2018	June 15, 2018	July 5, 2018	$0.2500
August 23, 2018	September 18, 2018	October 5, 2018	$0.2500
November 6, 2018	December 14, 2018	January 3, 2019	$0.2500
February 5, 2019	March 15, 2019	April 4, 2019	$0.2500
May 1, 2019	June 14, 2019	July 5, 2019	$0.2500
August 28, 2019	September 26, 2019	October 16, 2019	$0.2500
November 6, 2019	December 13, 2019	January 2, 2020	$0.2500
February 4, 2020	March 13, 2020	April 2, 2020	$0.2500
May 7, 2020	June 19, 2020	July 10, 2020	$0.1500
May 7, 2020*	June 19, 2020	July 10, 2020	$0.0300
August 26, 2020	September 25, 2020	October 15, 2020	$0.1500
August 26, 2020*	September 25, 2020	October 15, 2020	$0.0300
November 3, 2020	December 10, 2020	January 4, 2021	$0.1500
November 3, 2020*	December 10, 2020	January 4, 2021	$0.0300
February 3, 2021	March 12, 2021	April 1, 2021	$0.1500
February 3, 2021*	March 12, 2021	April 1, 2021	$0.0300
May 6, 2021	June 18, 2021	July 9, 2021	$0.1500
August 25, 2021	September 24, 2021	October 14, 2021	$0.1500
November 3, 2021	December 10, 2021	January 4, 2022	$0.1500
February 3, 2022	March 11, 2022	March 31, 2022	$0.1500
May 5, 2022	June 17, 2022	July 8, 2022	$0.1500
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500
September 14, 2023	October 12, 2023	November 2, 2023	$0.1300
September 14, 2023*	October 12, 2023	November 2, 2023	$0.0200
November 9, 2023	December 14, 2023	January 8, 2024	$0.1200
November 9, 2023*	December 14, 2023	January 8, 2024	$0.0300
February 8, 2024	March 15, 2024	April 5, 2024	$0.1200
February 8, 2024*	March 15, 2024	April 5, 2024	$0.0300
April 12, 2024	May 26, 2024	June 14, 2024	$0.1200
April 12, 2024*	May 26, 2024	June 14, 2024	$0.0300

# Special distribution

* Supplemental distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the years ended June 30, 2024, June 30, 2023 and June 30, 2022:

	Year ended June 30,
	2024		2023		2022
	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$8,637,842	100%	$9,065,336	100%	$8,630,756	100%
Long-term capital gains
Total	$8,637,842	100%	$9,065,336	100%	$8,630,756	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the years ended June 30, 2024, June 30, 2023 and June 30, 2022:

	Year ended June 30,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	14,391,775	$205,812,251	14,385,810	$205,790,502	13,921,767	$202,592,833
Issuance of common shares	—	—	—	—	453,985	3,141,576
Reinvestments of stockholder distributions	11,977	40,213	5,965	21,749	10,058	56,093
Balance at end of period	14,403,752	$205,852,464	14,391,775	$205,812,251	14,385,810	$205,790,502

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the Years Ended June 30,
	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of year	$6.09	$6.50	$6.92	$7.79	$10.51
Net investment income	0.46	0.65	0.62	0.65	1.03
Net realized and unrealized gains (losses)	(0.74)	(0.43)	(0.44)	(0.82)	(2.82)
Net increase (decrease) in net assets resulting from operations	(0.28)	0.22	0.18	(0.17)	(1.79)
Capital transactions(2)
Share repurchases	—	—	—	—	—
Dividends from net investment income	(0.60)	(0.63)	(0.60)	(0.70)	(0.93)
Distributions from net realized gains	—	—	—	—	—
Net decrease in net assets resulting from capital transactions	(0.60)	(0.63)	(0.60)	(0.70)	(0.93)
Offering costs	—	—	—	—	—
Net asset value, end of year	$5.21	$6.09	$6.50	$6.92	$7.79
Market value per share, end of year	$3.36	$3.62	$4.24	$5.40	$3.49
Total return based on market value(3)	10.52%	1.65%	(11.29)%	80.93%	(43.32)%
Shares outstanding at end of year	14,403,752	14,391,775	14,385,810	13,921,767	13,885,335
Ratio/Supplemental Data:
Net assets, at end of year	$75,010,209	$87,700,308	$93,509,392	$96,355,849	$108,124,995
Ratio of total expenses to average net assets	22.29%	19.58%	16.15%	16.93%	16.02%
Ratio of net expenses to average net assets	21.83%	19.15%	15.67%	16.58%	15.56%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets	11.59%	10.11%	7.33%	6.96%	7.41%
Ratio of net investment income before fee waiver to average net assets	8.78%	10.89%	9.50%	8.93%	10.39%
Ratio of net investment income after fee waiver to average net assets	8.32%	10.46%	9.02%	8.58%	10.86%
Total Borrowings	$108,000,000	$136,900,000	$149,000,000	$$167,000,000	$$183,375,000
Asset Coverage Ratio(4)	1.69	1.64	1.63	1.58	1.59
Portfolio Turnover Rate	31%	22%	58%	35%	33%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the years ended June 30, 2024, June 30, 2023 and June 30, 2022:

	Year Ended June 30,
	2024	2023	2022
Amendment Fee	$105,677	$80,186	$109,266
Prepayment Fee Income	179,485	401,125	525,263
Other Fees	363,497	287,306	234,957
Other Fee Income	$648,659	$768,617	$869,486

Note 14. Tax Information

As of June 30, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$204,297,727
Gross unrealized appreciation	9,137,901
Gross unrealized depreciation	(28,865,596)
Net unrealized investment depreciation	$(19,727,695)

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

Subsequent to June 30, 2024 and through September 25, 2024, the Company invested a total of $12.9 million, which included investments in three new portfolio companies and two existing portfolio companies. As of September 25, 2024, the Company had investments in 44 portfolio companies.

On September 18, 2024, the Company’s board of directors declared a distribution for the quarter ended September 30, 2024 of $0.12 per share payable on November 6, 2024 to stockholders of record as of October 16, 2024.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2024.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2024. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.icmbdc.com. We intend to disclose any future amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a Web site posting.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(4)

3.3	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association relating to the 6.125% Notes due 2023(3)

4.4*	Description of Securities

4.5	Second Supplemental Indenture, dated March 31, 2021, by and between Registrant and U.S. Bank National Association, relating to the 4.875% Notes due 2026(11)

4.6	Form of Global Note with respect to the 4.875% Notes due 2026(11)

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement, by and between Registrant and the Directors(1)

10.7	Registration Rights Agreement, dated December 17, 2013, by and between Registrant and certain stockholders(5)

10.8	Amended and Restated Collateral Management Agreement, dated February 28, 2017, by and among CM SPV and CM Investment Partners LLC(7)

10.9	Contribution Agreement, dated June 21, 2019, by and between Registrant and CM SPV(7)

10.10	Total Return Swap Transaction Confirmation Letter Agreement, dated June 21, 2019, by and between UBS and Registrant regarding the Class A-R Notes(7)

10.11	Global Master Repurchase Agreement (the “GMRA”), dated June 11, 2019, by and between UBS and Registrant(7)

10.12	Class A-2 Notes Subscription Agreement, dated June 21, 2019, by and between CM SPV and CM Finance Inc.(7)

10.13	Class A-2 Notes Placement Agency Agreement, dated June 21, 2019, by and between CM SPV and UBS Securities LLC(7)

10.14	Second Amended and Restated Revolving Credit Note Agreement, dated June 21, 2019, by and among CM SPV and U.S. Bank National Association(7)

10.15	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.16	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.17	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

10.18

Third Amended and Restated Revolving Credit Note Agreement, dated September 30, 2020, by and among the Company, CM SPV, UBS, and U.S. Bank National Association, as Revolving Credit Note Agent and Trustee(10)

10.19	Eighth Supplemental Indenture with an attached Eighth Amended and Restated Indenture, dated September 30, 2020, by and between CM SPV and U.S. Bank National Association(10)

10.20	Amended Confirmation under the GMRA with respect to the Class A-1 Notes, dated September 30, 2020, by and between the Company and UBS(10)

10.21	Amended and Restated Confirmation under the GMRA with respect to the Class A-4 Notes, dated September 30, 2020, by and between the Company and UBS(10)

10.22

Loan, Security and Investment Management Agreement, dated August 23, 2021, by and among CM Investment Partners LLC, Investcorp BDC SPV, as borrower, each of the lenders from time to time party thereto, Capital One, as administrative agent, hedge counterparty, swingline lender and arranger, and Wells Fargo Bank, National Association, as collateral custodian(12)

10.23	Sale and Contribution Agreement, dated August 23, 2021, by and between Investcorp BDC SPV, as buyer, and the Company, as seller(12)

10.24	Pledge Agreement, dated August 23, 2021, by and between the Company, as pledgor, in favor of Capital One, as administrative agent(12)
10.25

Second Amendment to Loan, Security and Investment Management Agreement, dated November 18, 2022, by and among CM Investment Partners, LLC, as investment manager, Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders from time to time party thereto, Webster Bank, N.A., and Capital One, as administrative agent, swingline lender and as arranger(13)

10.26

Third Amendment to Loan, Security and Investment Management Agreement, dated June 14, 2023, by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(14)

10.27

Fourth Amendment to Loan, Security and Collateral Management Agreement, dated January 17, 2024, by and among Investors Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(15)

14.1	Code of Ethics of Registrant(1)

19.1*	Statement of Policy on Insider Trading
21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) Investcorp Credit Management BDC SPV, LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(14)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on June 21, 2023.
(15)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on January 23, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: September 25, 2024	/s/ Suhail A. Shaikh
Suhail A. Shaikh Director, President and Chief Executive Officer

Date: September 25, 2024	/s/ Walter Tsin
Walter Tsin Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 25, 2024	/s/ Suhail A. Shaikh

Suhail A. Shaikh Director, President and Chief Executive Officer

Date: September 25, 2024	/s/ Walter Tsin

Walter Tsin Chief Financial Officer (Principal Accounting and Financial Officer)

Date: September 25, 2024	/s/ Michael C. Mauer

Michael C. Mauer Director

Date: September 25, 2024	/s/ Julie Persily

Julie Persily Director

Date: September 25, 2024	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: September 25, 2024	/s/ Thomas Sullivan

Thomas Sullivan Director