Form 10-Q
period 2024-09-30
Investcorp Credit Management BDC, Inc.
filed 2024-11-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

June 30

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 12, 2024 was 14,406,244.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2024
	(Unaudited)	June 30, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $186,534,026 and $189,319,802, respectively)	$186,721,026	$181,948,376
Non-controlled, affiliated investments, at fair value (amortized cost of $15,170,452 and $15,149,238, respectively)	3,421,133	2,621,154
Total investments, at fair value (amortized cost of $201,704,478 and $204,469,040, respectively)	190,142,159	184,569,530
Cash	1,748,802	158,768
Cash, restricted	8,341,711	4,950,036
Principal receivable	109,826	50,609
Interest receivable	1,564,642	1,301,516
Payment-in-kind interest receivable	83,768	66,625
Long-term receivable	644,831	631,667
Escrow receivable	99,198	97,173
Prepaid expenses and other assets	282,217	411,821
Total Assets	$203,017,154	$192,237,745
Liabilities
Notes payable:
Revolving credit facility	$47,500,000	$43,000,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,502,278)	(1,654,870)
Unamortized discount	(106,665)	(124,443)
Notes payable, net	110,891,057	106,220,687
Payable for investments purchased	5,188,030	7,425,000
Dividend payable	1,728,450	—
Income-based incentive fees payable	630,415	128,876
Base management fees payable	770,841	816,777
Interest payable	2,649,596	1,950,925
Accrued expenses and other liabilities	1,270,377	685,271
Total Liabilities	123,128,766	117,227,536

Commitments and Contingencies (see Note 6)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,403,752 and 14,403,752 shares issued and outstanding, respectively)	14,404	14,404
Additional paid-in capital	203,103,263	203,103,263
Distributable earnings (loss)	(123,229,279)	(128,107,458)
Total Net Assets	79,888,388	75,010,209
Total Liabilities and Net Assets	$203,017,154	$192,237,745
Net Asset Value Per Share	$5.55	$5.21

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2024	2023
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$4,674,329	$5,465,288
Non-controlled, affiliated investments	—	—
Total interest income	4,674,329	5,465,288
Payment in-kind interest income
Non-controlled, non-affiliated investments	1,859,938	81,381
Non-controlled, affiliated investments	20,769	18,800
Total payment-in-kind interest income	1,880,707	100,181
Payment in-kind dividend income
Non-controlled, non-affiliated investments	212,979	188,251
Non-controlled, affiliated investments	—	—
Total payment-in-kind dividend income	212,979	188,251
Other fee income
Non-controlled, non-affiliated investments	78,760	143,986
Non-controlled, affiliated investments	—	—
Total other fee income	78,760	143,986
Total investment income	6,846,775	5,897,706
Expenses:
Interest expense	1,857,409	2,215,183
Base management fees	840,459	978,919
Income-based incentive fees	501,540	—
Provision for tax expense	221,655	100,747
Professional fees	394,639	227,407
Allocation of administrative costs from Adviser	185,906	263,375
Amortization of deferred debt issuance costs	152,591	173,333
Amortization of original issue discount - 2026 Notes	17,778	17,777
Insurance expense	127,768	112,984
Directors' fees	94,529	73,375
Custodian and administrator fees	72,123	69,292
Other expenses	124,013	124,277
Total expenses	4,590,410	4,356,669
Waiver of base management fees	(69,578)	(86,630)
Waiver of income-based incentive fees	—	—
Net expenses	4,520,832	4,270,039
Net investment income	2,325,943	1,627,667
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(4,056,505)	—
Non-controlled, affiliated investments	—	—
Net realized gain (loss) from investments	(4,056,505)	—
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	7,558,426	(2,167,498)
Non-controlled, affiliated investments	778,765	(1,144,531)
Net change in unrealized appreciation (depreciation) on investments	8,337,191	(3,312,029)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	4,280,686	(3,312,029)
Net increase (decrease) in net assets resulting from operations	$6,606,629	$(1,684,362)
Basic and diluted:
Net investment income per share	$0.16	$0.11
Earnings (Loss) per share	$0.46	$(0.12)
Weighted average shares of common stock outstanding	14,403,752	14,392,714
Distributions paid per common share	$0.12	$0.15

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,
	2024	2023
Net assets at beginning of period	$75,010,209	$87,700,308
Net increase (decrease) in net assets resulting from operations:
Net investment income	2,325,943	1,627,667
Net realized gain (loss) from investments	(4,056,505)	—
Net change in unrealized appreciation (depreciation) on investments	8,337,191	(3,312,029)
Net increase (decrease) in net assets resulting from operations	6,606,629	(1,684,362)

Stockholder distributions:
Distributions from net investment income	(1,728,450)	(2,158,926)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(1,728,450)	(2,158,926)

Capital transactions:
Issuance of common shares ($0 and $0, respectively)	—	—
Reinvestments of stockholder distributions	—	3,797
Net increase (decrease) in net assets resulting from capital transactions	—	3,797
Net increase (decrease) in net assets	4,878,179	(3,839,491)
Net assets at end of period	$79,888,388	$83,860,817

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$6,606,629	$(1,684,362)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(13,092,474)	(16,226,507)
Payment in-kind interest and dividends	(2,076,543)	(308,782)
Sales and repayments of investments	14,256,947	10,317,357
Net realized (gain) loss on investments	4,056,505	—
Net change in unrealized appreciation/(depreciation) on investments	(8,337,191)	3,312,029
Amortization of discount/premium on investments	(379,873)	(387,051)
Amortization of deferred debt issuance costs	152,592	173,334
Amortization of original issue discount	17,778	17,778
Net (increase) decrease in operating assets:
Interest receivable	(263,126)	426,742
Payment-in-kind interest receivable	(17,143)	20,350
Principal receivable	(59,217)	—
Long-term receivable	(13,164)	(97,717)
Escrow receivable	(2,025)	—
Prepaid expenses and other assets	129,604	136,263
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(2,236,970)	13,046,578
Interest payable	698,671	713,308
Directors fees payable	—	(10,625)
Accrued expenses and other liabilities	585,106	289,422
Base management fees payable	(45,936)	892,290
Income-based incentive fees payable	501,539	—
Net cash (used in) provided by operating activities	481,709	10,630,407
Cash Flows from Financing Activities:
Payments for deferred financing costs	—	—
Distributions to stockholders	—	(2,586,723)
Proceeds from borrowing on revolving financing facility	4,500,000	3,600,000
Repayments of borrowing on revolving financing facility	—	(6,500,000)
Net cash (used in) provided by financing activities	4,500,000	(5,486,723)
Net change in cash	4,981,709	5,143,684
Cash:
Cash and restricted cash at beginning of year(1)	5,108,804	9,151,216
Cash and restricted cash at end of period(2)	$10,090,513	$14,294,900
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,158,738	$1,501,875
Cash paid for taxes	$—	$2,150
Issuance of shares pursuant to Dividend Reinvestment Plan	$—	$3,797
Non-cash purchase of investments	$(12,513,563)	$(890,312)
Non-cash sale of investments	$12,513,563	$890,312

(1)
Represents $158,768 and $1,093,758 of unrestricted cash as of June 30, 2024 and June 30, 2023, respectively, and $4,950,036 and $8,057,458 of restricted cash for the same periods .
(2)
Represents $1,748,802 and $90,773 of unrestricted cash as of September 30, 2024 and September 30, 2023, respectively, and $8,341,711 and $14,204,127 of restricted cash for the same periods .

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 9.50% + 2.00% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,157,746	$1,157,746	$1,241,682	1.55%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	4,950,000	4,922,854	4,702,500	5.89%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants & Leisure	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	2,985,000	2,945,073	2,962,612	3.71%
American Auto Auction Group, LLC	(10)	Specialty Retail	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,677,770	5,398,511	5,693,668	7.13%
American Nuts Holdings, LLC - Term Loan A	(10)	Consumer Staples Distribution & Retail	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,667,565	4,667,565	4,667,565	5.84%
American Nuts Holdings, LLC - Term Loan B	(9)(10)	Consumer Staples Distribution & Retail	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,600,689	1,427,117	944,940	1.18%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,736,618	—	—%
Amerit	(10)	Commercial Services & Supplies	1M S + 7.00% (2.00% Floor)	12/13/2023	12/24/2025	7,387,500	7,284,106	7,387,500	9.25%
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	(10)	Commercial Services & Supplies	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	2,061,459	2,061,459	1,984,154	2.48%
Arborworks Acquisition LLC - Revolver	(4)	Commercial Services & Supplies	15.00% PIK	11/6/2023	11/6/2028	1,051,833	1,051,833	1,051,832	1.32%
Argano Term Loan	(4)(10)	IT Consulting & Other Services	1M S + 5.75% (1.00% Floor)	8/15/2024	8/23/2029	3,985,507	3,894,794	3,905,797	4.89%
Asurion, LLC	(10)	Insurance	1M S + 4.00%	6/13/2024	8/21/2028	7,461,929	7,390,221	7,350,000	9.20%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/2/2028	4,935,816	4,882,584	4,935,816	6.18%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	5,896,772	5,661,938	5,896,772	7.38%
Bioplan USA, Inc. - Take-Back Term Loan	(3)(10)	Containers & Packaging	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	3,000,075	3,043,500	3,210,080	4.02%
CareerBuilder, LLC	(9)(10)	Professional Services	1M S + 2.50% + 4.25% PIK (1.00% Floor)	7/27/2017	7/31/2026	5,924,347	5,057,189	3,256,369	4.08%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,949,495	3,902,301	3,633,535	4.55%
Crafty Apes, LLC Term Loan	(9)(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	10/31/2025	9,374,355	8,983,528	4,968,408	6.22%
Crafty Apes, LLC Bridge Loan	(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	8/19/2024	10/31/2025	237,698	237,698	237,698	0.30%
Crisis Prevention Institute, Inc.	(10)	Professional Services	3M S + 4.75% (0.50% Floor)	4/3/2024	4/9/2031	3,000,000	2,985,664	3,000,000	3.76%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.50% + 2.00% PIK (1.00% Floor)	8/2/2021	1/15/2026	7,644,966	7,608,151	7,644,966	9.57%
Flatworld Intermediate Corporation Term Loan	(4)(10)	IT Services	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,227,703	2,197,407	2,227,703	2.79%
Fleetpride Inc.	(10)	Trading Companies & Distributors	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,970,000	2,943,150	2,866,050	3.58%
Integrity Marketing T/L 1L (150mm) 8/23	(10)	Insurance	3M S + 5.00% (0.75% Floor)	7/26/2024	8/25/2028	3,861,052	3,841,747	3,841,747	4.81%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,250,000	4,187,055	4,037,500	5.05%
Klein Hersh, LLC Last Out	(3)(10)(11)	Professional Services	1M S + -1.65% (0.50% Floor)	8/6/2024	4/27/2032	11,645,948	7,534,068	9,083,839	11.37%
Klein Hersh, LLC Senior Subordinated Note	(9)(10)(11)	Professional Services		8/6/2024	4/27/2032	2,184,078	—	—	—%
LABL, INC.	(10)	Containers & Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	4,951,699	4,911,725	4,852,665	6.07%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,176,260	7,115,755	7,176,260	8.98%
Likewize T/L 1L 7/24	(4)(10)	Insurance	3M S + 5.75% (0.50% Floor)	8/15/2024	8/15/2029	3,361,111	3,261,628	3,260,278	4.08%
Max US Bidco Inc.	(10)	Food Products	1M S + 5.00% (0.50% Floor)	10/4/2023	10/2/2030	4,975,000	4,749,784	4,800,875	6.01%
Northstar Group Services, Inc.	(10)	Commercial Services & Supplies	6M S + 4.75% (0.50% Floor)	5/8/2024	5/31/2030	5,486,250	5,459,908	5,486,250	6.87%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,920,000	3,894,074	3,920,000	4.91%
Sandvine Corporation Term Loan	(4)(5)(7)(10)	Software	2.00%	2/3/2023	6/28/2027	5,284,642	3,384,538	3,158,860	3.95%
Victra Holdings, LLC	(10)	Specialty Retail	3M S + 5.25% (0.75% Floor)	2/26/2024	3/30/2029	3,258,350	3,257,154	3,290,933	4.12%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,776,923	9,717,204	9,874,692	12.36%
Work Genius Holdings, Inc - Revolver		Professional Services	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	757,500	0.95%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 5.25% (0.75% Floor)	12/27/2021	12/20/2028	8,782,500	8,782,500	8,782,500	10.99%
Total Senior Secured First Lien Debt Investments							162,288,147	156,093,546	195.39%
Equity, Warrants and Other Investments							Cost
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components		2/4/2020		149,918	$2,171,581	$49,473	0.06%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components		5/28/2020		2,289	209,004	1,064,432	1.33%
Advanced Solutions International Preferred Equity		Software		9/1/2020		888,170	1,000,000	1,829,630	2.29%
ArborWorks, LLC A-1 Common Units	(8)	Commercial Services & Supplies		11/24/2021		1,035	—	—	—%
ArborWorks, LLC A-1 Preferred	(8)	Commercial Services & Supplies		11/24/2021		8,633	4,362,023	2,146,471	2.69%
ArborWorks, LLC B-1 Preferred	(8)	Commercial Services & Supplies		11/24/2021		8,633	—	—	—%
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging		3/8/2023		292,150	1,708,942	8,305,825	10.40%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services		8/11/2022		200,000	200,000	474,000	0.59%
Discovery Behavioral Health Preferred Stock	(8)	Health Care Providers & Services	13.50% PIK	10/10/2023		4,000	4,000,000	5,400,000	6.76%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services		1/12/2022		8,904,634	—	181,655	0.23%
Fusion Connect, Inc. - Common Stock	(8)	IT Services		1/18/2022		230,191	1,184,606	469,590	0.59%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services		1/18/2022		1,345,747	—	—	—%
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services		1/12/2022		8,904,634	—	181,655	0.23%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK	1/12/2022		500	6,972,757	6,473,600	8.10%
FWS Parent Holding, LLC - Equity Interest	(8)	IT Services		10/3/2022		4,405	100,000	49,825	0.06%
Investcorp Transformer Aggregator LP - Equity Interest	(8)	Commercial Services & Supplies		12/15/2021		520,710	528,249	1,603,787	2.01%
Pegasus Aggregator Holdings LP - Equity Interest	(8)	Trading Companies & Distributors		2/28/2022		9	808,717	1,117,817	1.40%
Sandvine Corporation - Common Stock	(7)(8)	Software		6/28/2024		107,202	—	—	—%
Victors CCC Aggregator LP - Equity Interest	(8)	Professional Services		5/27/2022		500,000	500,000	710,000	0.89%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services		6/6/2022		500	500,000	569,720	0.71%
Total Equity, Warrants and Other Investments							24,245,879	30,627,480	38.34%
Total Non-Controlled/Non-Affiliated Investments							$186,534,026	$186,721,026	233.73%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (14)
Senior Secured First Lien Debt Investments
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$833,661	833,661	725,285	0.91%
Total Senior Secured First Lien Debt Investments							833,661	725,285	0.91%
Equity, Warrants and Other Investments
Techniplas Foreign Holdco LP Common Stock	(8)	Automobile Components		6/19/2020		879,559	14,336,791	2,695,848	3.37%
Total Equity, Warrants and Other Investments							14,336,791	2,695,848	3.37%
Total Non-Controlled/Affiliated Investments							$15,170,452	$3,421,133	4.28%
Total Investments							$201,704,478	$190,142,159	238.01%
Liabilities in excess of other assets								(110,253,771)	(138.01)%
Net Assets								$79,888,388	100.00%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $190,142,159 at fair value and represented 238.01% of the Company’s net assets.
(2)
All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors.
(3)
Principal amount includes capitalized PIK interest unless otherwise noted.
(4)
Refer to Note 6 for more detail on the unfunded commitments.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 1.54% of the Company’s total assets, at fair value.
(6)
Security in default.
(7)
A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(8)
Securities are non-income producing.
(9)
Classified as non-accrual asset.
(10)
A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A. ("Capital One").
(11)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority relative to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. The obligor under the first lien secured loans has a contractual obligation to pay a fixed annual amount of interest ratably each month. This payment is first applied to the first out tranche on the basis of SOFR plus 3.75% and the remaining amount (if any) is applied to the last out tranche. Therefore, the Company will receive variable interest income depending on the principal amount of the first out tranche and changes in the SOFR rate. The effective rate cannot be estimated in advance of the start of the SOFR accrual period for the first out tranche.
(12)
The Company has entered into an Agreement Amongst Lenders with the "first out" lenders, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 6.00% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(13)
The Company has entered into an Agreement Amongst Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 7.50% Cash (Floor 1.00%) with an election for SOFR plus 9.25% PIK (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2024

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of September 30, 2024, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the three months ended September 30, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	September 30, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
Techniplas Foreign Holdco LP	Senior Secured First Lien Debt Investment (10.00% PIK)	509,811	21,214	—	—	194,260	725,285	20,769
	Common Stock(e)	2,111,343	—	—	—	584,505	2,695,848	—
		$2,621,154	$21,214	$—	$—	$778,765	$3,421,133	$20,769

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
(e)
Investment is non-income producing.

P — Prime Rate (8.00% as of September 30, 2024)

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.85% as of September 30, 2024)

3M S — 3-month SOFR (4.59% as of September 30, 2024)

6M S — 6-month SOFR (4.25% as of September 30, 2024)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
4L Technologies, Inc.		Electronic Equipment, Instruments & Components	3M S + 9.50% + 1.68% PIK (1.00% Floor)	2/4/2020	6/30/2025	$1,151,858	$1,151,858	$1,220,970	1.63%
ALCV Purchaser, Inc.	(10)	Specialty Retail	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,000,000	4,968,582	4,687,500	6.25%
AMCP Clean Acquisition Company, LLC	(10)	Hotels, Restaurants & Leisure	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	2,992,500	2,950,295	2,947,612	3.93%
American Auto Auction Group, LLC	(10)	Automotive Retail	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,692,366	5,395,211	5,678,135	7.57%
American Nuts Holdings, LLC - Term Loan A	(10)	Consumer Staples Distribution & Retail	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,494,842	4,494,842	4,225,151	5.63%
American Nuts Holdings, LLC - Term Loan B	(9)(10)	Consumer Staples Distribution & Retail	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,600,689	1,427,117	1,116,748	1.49%
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	(6)(9)	Software	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,736,618	—	—
Amerit	(10)	Commercial Services & Supplies	1M S + 7.00% (2.00% Floor)	12/13/2023	12/24/2025	7,425,000	7,301,918	7,350,750	9.80%
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	(10)	Commercial Services & Supplies	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,999,641	1,999,641	1,919,656	2.56%
Arborworks Acquisition LLC - Revolver (New)	(4)	Commercial Services & Supplies	15.00% PIK	11/6/2023	11/6/2028	1,011,689	1,011,689	1,011,689	1.35%
Asurion, LLC	(10)	Insurance	3M S + 4.00%	6/13/2024	8/21/2028	7,480,964	7,406,155	7,406,155	9.87%
Axiom Global Inc.	(10)	Consumer Services	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,948,187	4,891,149	4,923,445	6.56%
Bioplan USA, Inc. - Priority Term Loan	(10)	Containers & Packaging	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,420,188	3,602,984	4.80%
Bioplan USA, Inc. - Take-Back Term Loan	(3)(10)	Containers & Packaging	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,844,496	5,595,919	5,712,995	7.62%
CareerBuilder, LLC	(9)(10)	Professional Services	1M S + 2.50% + 4.25% PIK (1.00% Floor)	7/27/2017	7/31/2026	5,924,347	5,177,709	2,525,025	3.37%
Congruex Group LLC	(10)	Construction & Engineering	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,959,596	3,910,347	3,662,626	4.88%
Crafty Apes, LLC	(10)(13)	Entertainment	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	9,250,602	8,832,319	8,811,199	11.75%
Crisis Prevention Institute, Inc.	(10)	Human Resources & Employment Services	3M S + 4.75% (0.50% Floor)	4/3/2024	4/9/2031	3,000,000	2,985,281	2,985,000	3.98%
Easy Way Leisure Corporation	(10)	Household Durables	3M S + 7.50% + 2.00% PIK (1.00% Floor)	8/2/2021	1/15/2026	7,625,716	7,582,340	7,625,716	10.17%
Flatworld Intermediate Corporation	(4)(10)	IT Services	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,233,784	2,201,362	2,183,524	2.91%
Fleetpride Inc.	(10)	Trading Companies & Distributors	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,977,500	2,949,229	2,962,612	3.94%
INW Manufacturing, LLC	(10)	Food Products	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,312,500	4,243,162	3,967,500	5.29%
Klein Hersh, LLC	(3)(9)(10)(11)	Professional Services	3M S + 4.63% + 6.45% PIK (0.50% Floor)	4/21/2022	4/27/2027	11,645,948	9,684,970	5,581,240	7.44%
LABL, INC.	(10)	Paper Packaging	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	4,964,428	4,922,427	4,914,784	6.55%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
LaserAway Intermediate Holdings II, LLC	(10)	Diversified Consumer Services	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	$7,194,708	$7,129,933	$7,194,708	9.59%
Max US Bidco Inc.	(10)	Food Products	3M S + 5.00% (0.50% Floor)	10/4/2023	10/2/2030	4,987,500	4,755,238	4,875,281	6.50%
Northstar Group Services, Inc.	(10)	Commercial Services & Supplies	6M S + 4.75% (0.50% Floor)	5/8/2024	5/8/2030	5,500,000	5,472,738	5,472,500	7.30%
PVI Holdings, Inc.	(10)(12)	Trading Companies & Distributors	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,930,000	3,902,420	3,930,000	5.24%
Retail Services WIS Corporation	(10)	Commercial Services & Supplies	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,156,855	6,124,477	6,156,855	8.21%
Sandvine Corporation	(5)(7)(10)	Software	2.00%	2/3/2023	6/28/2027	5,284,642	3,254,202	3,250,055	4.33%
South Coast Terminals, LLC	(4)	Chemicals	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	7,206,650	7,166,474	7,206,650	9.61%
Victra Holdings, LLC	(10)	Specialty Retail	3M S + 6.50% (0.75% Floor)	2/26/2024	3/30/2029	1,948,667	1,948,667	1,977,897	2.64%
Work Genius Holdings, Inc	(10)	Professional Services	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,801,923	9,737,425	9,777,418	13.03%
Work Genius Holdings, Inc - Revolver		Professional Services	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	748,125	1.00%
Xenon Arc, Inc.	(10)	Trading Companies & Distributors	3M S + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	8,805,000	8,805,000	8,805,000	11.74%
Total Senior Secured First Lien Debt Investments							165,286,902	156,417,505	208.53%
Equity, Warrants and Other Investments
4L Technologies, Inc. Common Stock	(8)	Electronic Equipment, Instruments & Components				$149,918	$2,171,581	$62,965	0.08%
4L Technologies, Inc. Preferred Stock	(8)	Electronic Equipment, Instruments & Components				2,289	209,004	1,362,015	1.82%
Advanced Solutions International Preferred Equity		Software				888,170	1,000,000	1,794,103	2.39%
ArborWorks, LLC A-1 Common Units	(8)	Commercial Services & Supplies				1,035	—	—	—
ArborWorks, LLC A-1 Preferred	(8)	Commercial Services & Supplies				8,633	4,362,023	1,738,444	2.32%
ArborWorks, LLC B-1 Preferred	(8)	Commercial Services & Supplies				8,633	—	—	—
Bioplan USA, Inc. - Common Stock	(8)	Containers & Packaging				292,150	1,708,942	4,218,646	5.62%
CF Arch Holdings LLC (Equity Interest)	(8)	Professional Services				200,000	200,000	454,000	0.61%
Discovery Behavioral Health Preferred Stock	(8)	Health Care Providers & Services	13.50% PIK			4,000	4,000,000	5,400,000	7.20%
Fusion Connect, Inc. - Backstop Warrants	(8)	IT Services				8,904,634	—	22,702	0.03%
Fusion Connect, Inc. - Common Stock	(8)	IT Services				230,191	1,184,606	288,877	0.39%
Fusion Connect, Inc - Equity Investor Warrants	(8)	IT Services				1,345,747	—	—	—
Fusion Connect, Inc. - Investor Warrants	(8)	IT Services				8,904,634	—	22,702	0.03%
Fusion Connect, Inc. - Series A Preferred	(3)	IT Services	12.50% PIK			500	6,759,778	6,126,488	8.17%
FWS Parent Holding, LLC - Equity Interest	(8)	IT Services				4,405	100,000	37,071	0.05%
Investcorp Transformer Aggregator LP	(8)	Commercial Services & Supplies				520,710	528,249	1,269,377	1.70%
Pegasus Aggregator Holdings LP	(8)	Trading Companies & Distributors				9	808,717	1,116,856	1.49%
Sandvine Corporation - Common Stock	(7)(8)	Software				107,202	—	—	—
Sandvine Corporation - Common Stock	(7)(8)	Software				372,930	—	—	—
Victors CCC Aggregator LP	(8)	Professional Services				500,000	500,000	710,000	0.95%
Work Genius Holdings, Inc (Equity Interest)	(8)	Professional Services				500	500,000	906,625	1.21%
Total Equity, Warrants and Other Investments							24,032,900	25,530,871	34.04%
Total Non-Controlled/Non-Affiliates Investments							$189,319,802	$181,948,376	242.56%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

Investments*(1)(2)		Industry	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments(14)
Senior Secured First Lien Debt Investments
Techniplas Foreign Holdco LP	(3)	Automobile Components	10.00% PIK	6/19/2020	6/18/2027	$812,447	812,447	509,811	0.68%
Total Senior Secured First Lien Debt Investments							812,447	509,811	0.68%
Equity, Warrants and Other Investments
Techniplas Foreign Holdco LP Common Stock	(8)	Auto Components				879,559	14,336,791	2,111,343	2.81%
Total Equity, Warrants and Other Investments							14,336,791	2,111,343	2.81%
Total Non-Controlled/Affiliated Investments							$15,149,238	$2,621,154	3.49%
Total Investments							$204,469,040	$184,569,530	246.06%
Liabilities in excess of other assets								(109,559,321)	(146.06)%
Net Assets								$75,010,209	100.00%

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”.). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement.) As of June 30, 2024, the Company had no “Control Investments.”

Transactions related to investment in non-controlled “Affiliated Investments” for the year ended June 30, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions(b)	Gross Reductions(c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$(5,911,230)	$4,433,423	$—	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(302,116)	(328,754)	—	—	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(2,365,434)	—	1,774,075	—	12,451
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	77,207	—	—	(394,806)	509,811	77,680
	Common Stock(e)	6,433,865	—	—	—	(4,322,522)	2,111,343	—
		$9,961,311	$77,207	$(2,667,550)	$(6,239,984)	$1,490,170	$2,621,154	$90,131

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
(e)
Investment is non-income producing.

P — Prime Rate (8.50% as of June 30, 2024)

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.34% as of June 30, 2024)

3M S — 3-month SOFR (5.32% as of June 30, 2024)

6M S — 6-month SOFR (5.25% as of June 30, 2024)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services – Investment Companies ("ASC 946").

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At September 30, 2024 and June 30, 2024, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2024. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

As permitted under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and Investcorp Credit Management BDC SPV, LLC (“SPV LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

The Company reclassified prior period affiliate and other information in the accompanying Consolidated Statements of Assets and Liabilities and Consolidated Statements of Operations to conform to its current period presentation. These reclassifications had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended September 30, 2024, $102,899 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three months ended September 30, 2023, $174,454 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company had five loans on non-accrual status comprised of American Nuts Holdings, LLC - Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC - Term Loan, Crafty Apes, LLC - Term Loan, and Klein Hersh, LLC - Senior Subordinated Term Note, which collectively represented 4.82% of the Company’s portfolio at fair value. As of June 30, 2024, the Company had four loans on non-accrual status comprised of American Nuts Holdings, LLC - Term B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, CareerBuilder, LLC and Klein Hersh, LLC which collectively represented 5.00% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,880,707 during the three months ended September 30, 2024. The Company earned PIK interest of $100,181 during the three months ended September 30, 2023.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $212,979 during the three months ended September 30, 2024. The Company earned PIK dividends of $188,251 during the three months ended September 30, 2023.

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

e. Distributions

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend or distribution is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

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

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds of which a portion is recorded in Long-term receivable in the amount of $644,831 and a portion is recorded in Escrow receivable in the amount of $99,198 on the Consolidated Statements of Assets and Liabilities as of September 30, 2024. The escrow is held as recourse for indemnity claims that may arise under the sale agreement. As of September 30, 2024, the long-term receivable and the escrow receivable are recorded at estimated fair value using Level 3 inputs. For the long-term receivable, fair value is determined using a discounted cash flow analysis with the unobservable input being a discount rate (8.6%). For the escrow receivable, fair value is determined using a discounted cash flow analysis with the unobservable inputs being a probability of collection (50%) and a discount rate (8.6%).

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date

(or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2024 or June 30, 2024.

Investments that are not traded on securities exchanges but are traded on the over-the-counter markets (such as term loans, notes and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3.

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

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Company’s board of directors, are consistently applied across all investments of the Company. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser, with such valuation taking into account information received from any approved third-party valuation firm that the Company may retain with respect to certain investments. The Adviser’s investment professionals will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At September 30, 2024 and September 30, 2023, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $221,655 for the three months ended September 30, 2024, and $100,747 for the three months ended September 30, 2023.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended September 30, 2024, the Company recorded distributions of $1.7 million. During the three months ended September 30, 2023, the Company recorded distributions of $2.2 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

l. Capital Gains Fee

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

As of September 30, 2024 and June 30, 2024, there was no Capital Gains Fee payable to the Adviser under the Advisory Agreement.

Note 3. Recent Accounting Pronouncement

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in ASC 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company adopted the new standard and its adoption did not have a material impact to the consolidated financial statements and related disclosures.

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

b. Investments

Investment purchases, sales and principal payments/paydowns are summarized below for the three months ended September 30, 2024 and September 30, 2023, respectively. These purchase and sale amounts exclude derivative instruments as well as non-cash restructurings.

	For the three months ended September 30,
	2024	2023
Investment purchases, at cost (including PIK interest)	$15,169,017	$16,535,289
Investment sales and repayments	14,256,947	10,317,357

The composition of the Company’s investments as of September 30, 2024, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$163,121,808	80.87%	$156,818,831	82.47%
Equity, Warrants and Other Investments	38,582,670	19.13	33,323,328	17.53
Total	$201,704,478	100.00%	$190,142,159	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at September 30, 2024:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$27,726,120	14.58%
Containers & Packaging	22,265,342	11.71
Commercial Services & Supplies	19,659,994	10.34
Trading Companies & Distributors	16,686,367	8.78
Insurance	14,452,025	7.60
Specialty Retail	13,687,101	7.20
IT Services	9,584,028	5.04
Food Products	8,838,375	4.65
Household Durables	7,644,966	4.02
Diversified Consumer Services	7,176,260	3.77
Consumer Staples Distribution & Retail	5,612,505	2.95
Health Care Providers & Services	5,400,000	2.84
Entertainment	5,206,106	2.74
Software	4,988,490	2.62
Consumer Services	4,935,816	2.60
IT Consulting & Other Services	3,905,797	2.05
Construction & Engineering	3,633,535	1.91
Automobile Components	3,421,133	1.80
Hotels, Restaurants & Leisure	2,962,612	1.56
Electronic Equipment, Instruments & Components	2,355,587	1.24
Total	$190,142,159	100.00%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2024:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Commercial Services & Supplies	$24,919,271	13.50%
Professional Services	20,702,433	11.22
Trading Companies & Distributors	16,814,468	9.11
Containers & Packaging	13,534,625	7.34
Food Products	8,842,781	4.79
Entertainment	8,811,199	4.77
IT Services	8,681,364	4.70
Household Durables	7,625,716	4.13
Insurance	7,406,155	4.01
Chemicals	7,206,650	3.90
Diversified Consumer Services	7,194,708	3.90
Specialty Retail	6,665,397	3.61
Automotive Retail	5,678,135	3.08
Health Care Providers & Services	5,400,000	2.93
Consumer Staples Distribution & Retail	5,341,899	2.89
Software	5,044,158	2.73
Consumer Services	4,923,445	2.67
Paper Packaging	4,914,784	2.66
Construction & Engineering	3,662,626	1.99
Human Resources & Employment Services	2,985,000	1.62
Hotels, Restaurants & Leisure	2,947,612	1.60
Electronic Equipment, Instruments & Components	2,645,950	1.43
Automobile Components	2,621,154	1.42
Total	$184,569,530	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2024:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$63,387,312	33.34%
U.S. West	50,938,244	26.79
U.S. Southeast	25,895,888	13.62
U.S. Midwest	25,648,537	13.49
U.S. Southwest	14,347,872	7.54
U.S. Mid-Atlantic	6,765,446	3.56
International	3,158,860	1.66
Total	$190,142,159	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2024:

Geographic Region	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$58,910,596	31.92%
U.S. West	56,404,520	30.56
U.S. Southeast	31,435,714	17.03
U.S. Midwest	24,434,485	13.24
U.S. Mid-Atlantic	6,717,548	3.64
U.S. Southwest	3,416,612	1.85
International	3,250,055	1.76
Total	$184,569,530	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended September 30, 2024, the Company made investments in new and existing portfolio companies, to which it was not previously contractually committed to provide financial support, of approximately $13.1 million, of which $0.5 million represents the reinstatement of previously recorded paydowns for interest received from Klein Hersh, LLC while it was on non-accrual status. During the three months ended September 30, 2023, the Company made investments in new and existing portfolio companies of approximately 15.5 million, to which it was not previously contractually committed to provide financial support. During the three months ended September 30, 2024, the Company made no investments in companies to which it was previously committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the three months ended September 30, 2023, the Company made investments of $0.7 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At September 30, 2024 and June 30, 2024, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$156,818,831	$156,818,831
Equity, Warrants and Other Investments	—	—	33,323,328	33,323,328
Total Investments	$—	$—	$190,142,159	$190,142,159

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$—	$156,927,316	$156,927,316
Equity, Warrants and Other Investments	—	—	27,642,214	27,642,214
Total Investments	$—	$—	$184,569,530	$184,569,530

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2024:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2024	$156,927,316	$—	$—	$27,642,214	$184,569,530
Purchases (including PIK interest)	14,956,037	—	—	212,980	15,169,017
Sales and repayments	(14,256,947)	—	—	—	(14,256,947)
Amortization	379,873	—	—	—	379,873
Net realized gains (losses)	(4,056,505)	—	—	—	(4,056,505)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	2,869,057	—	—	5,468,134	8,337,191
Fair value at September 30, 2024	$156,818,831	$—	$—	$33,323,328	$190,142,159
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2024	$2,869,062	$—	$—	$5,468,134	$8,337,196

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2023:

	Senior Secured First Lien Debt Investments	Senior Secured Second Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$—	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	16,347,037	—	—	188,252	16,535,289
Sales and repayments	(10,317,357)	—	—	—	(10,317,357)
Amortization	387,051	—	—	—	387,051
Net realized gains (losses)	—	—	—	—	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,468,110)	—	—	(843,919)	(3,312,029)
Fair value at September 30, 2023	$200,319,576	$—	$—	$23,084,707	$223,404,283
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2023	$(2,468,109)	$—	$—	$(843,919)	$(3,312,028)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the three months ended September 30, 2024 and September 30, 2023, the Company did not transfer any investments among Levels 1, 2 and 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2024 and June 30, 2024. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements.

	Fair Value as of September 30, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$110,044,371	Income Approach	Market Yields	11.8%	8.8%-16.3%
Senior Secured First Lien Debt Investments	15,794,000	Market Comparable Approach	EBITDA Multiple	9.7x	3.8x-14.1x
Senior Secured First Lien Debt Investments	—	Market Comparable Approach	Revenue Multiple	N/A	N/A
Senior Secured First Lien Debt Investments	23,620,291	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	7,360,169	Recovery Analysis	Recovery Amount*	N/A	N/A
Equity, Warrants, and Other Investments	6,473,600	Income Approach	Market Yields	15.8%	15.8%
Equity, Warrants, and Other Investments	26,849,728	Market Comparable Approach	EBITDA multiple	10.8x	3.8x-19.8x
Equity, Warrants, and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A

* Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

	Fair Value as of June 30, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average	Range
Senior Secured First Lien Debt Investments	$118,225,491	Income Approach	Market Yields	13.8%	10.3% - 22.8%
Senior Secured First Lien Debt Investments	10,365,103	Market Comparable Approach	EBITDA Multiple	9.3x	4.5x – 13.3x
Senior Secured First Lien Debt Investments	—	Market Comparable Approach	Revenue Multiple	N/A	N/A
Senior Secured First Lien Debt Investments	15,863,655	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	12,473,067	Recovery Analysis	Recovery Amount	N/A	N/A
Equity, Warrants and Other Investments	6,126,488	Income Approach	Market Yields	16.5%	16.5%
Equity, Warrants and Other Investments	21,515,726	Market Comparable Approach	EBITDA multiple	10.3x	4.5x – 18.2x
Equity, Warrants and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements. Significant increases in EBITDA multiples or recent transaction values would result in significantly higher fair value measurements.

Note 5. Borrowings

On August 23, 2021, the Company, through SPV LLC entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

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

As of September 30, 2024 and June 30, 2024, there were $47.5 million and $43.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of September 30, 2024, SPV LLC had a notional amount of $170.8 million, which included $153.0 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $8.3 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2024, SPV had a notional amount of $167.7 million, which included $153.4 million of the Company's portfolio investments at fair value, no accrued interest receivable and $5.0 million in cash held by the trustees of the Capital One Revolving Financing. For the three months ended September 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $45.1 million and 8.34%, respectively. For the three months ended September 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $70.0 million and 7.75%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At September 30, 2024 and June 30, 2024, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $47.5 million and $43.0 million respectively, which the Company concluded was a Level 3 fair value.

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

As of September 30, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0 million at a current yield of 5.08%. As of June 30, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0million at a weighted average effective yield of 5.29%. As of September 30, 2024 and June 30, 2024, the fair value of the 2026 Notes were $62.3 million and $59.9 million, respectively. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026 and beyond	112,500,000
Total long-term debt	$112,500,000

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

2024	$—
2025	—
2026 and beyond	108,000,000
Total long-term debt	$108,000,000

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

The Company’s board of directors declared the following quarterly distributions during the three months ended September 30, 2024:

Declared	Ex-Date	Record Date	Pay Date	Amount	Fiscal Quarter
September 18, 2024	October 15, 2024	October 16, 2024	November 6, 2024	$0.1200	3rd 2024

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of September 30, 2024:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver	190,404	—	11/6/28
Flatworld Intermediate Corporation – Revolver	567,568	0.50%	10/1/27
Argano DDTL	869,565	—	8/23/29
Argano R/C	144,928	—	8/23/29
Likewize DD T/L 1L 7/24	305,556	—	8/15/29
Sandvine Corporation - DDTL	597,683	—	9/30/25
Total Unfunded Commitments	$2,675,704

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2024:

Investments	Unfunded Commitment	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver	230,547	—	11/6/28
Flatworld Intermediate Corporation – Revolver	567,568	0.50%	10/1/27
South Coast Terminals LLC – Revolver	967,742	0.50%	12/10/26
Total Unfunded Commitments	$1,765,857

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Base management fees	$840,459	$978,919
Waiver of base management fees	(69,578)	(86,630)
Income-based incentive fees	501,540	—
Waiver of income-based incentive fees	—	—
Capital gains fee	—	—
Allocation of administrative costs from Adviser	185,906	263,375
Total net expense to affiliates	$1,458,327	$1,155,664

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of September 30, 2024 and June 30, 2024:

	As of September 30,	As of June 30,
	2024	2024
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$770,841	$816,777
Income-based incentive fees payable	630,415	128,876
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	238,780	52,874
Total amount due to affiliates	$1,640,036	$998,527

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

For the three months ended September 30, 2024, $840,459 in Base Management Fees were earned by the Adviser, of which $69,578 was voluntarily waived. As of September 30, 2024, $770,841 of such fees were payable. For the three months ended September 30, 2023, $978,919 in Base Management Fees were earned by the Adviser, of which $86,630 was voluntarily waived. As of June 30, 2024, $816,777 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three months ended September 30, 2024, the Company incurred $501,540 in Income-Based Fees. As of September 30, 2024, $630,415 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $128,460 are payable and fees of $501,955 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three months ended September 30, 2023, the Company incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of September 30, 2024, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement. As of June 30, 2024, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $185,906 under the Administration Agreement for the three months ended September 30, 2024. The Company incurred costs of $263,375 under the Administration Agreement for the three months ended September 30, 2023. As of September 30, 2024 and June 30, 2024, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $238,780 and $52,874, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended September 30, 2024, the Company recorded directors’ fees of $94,529, of which $0 were payable at September 30, 2024. For the three months ended September 30, 2023, the Company recorded directors’ fees of $73,375, of which $0 were payable at June 30, 2024.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

Basic and Diluted Net Increase (Decrease) in Net Assets Per Share	Three months ended September 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$6,606,629	$(1,684,362)
Weighted average shares of common stock outstanding	14,403,752	14,392,714
Basic/diluted net increase (decrease) in net assets from operations per share	$0.46	$(0.12)

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since July 1, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount Per Share
August 25, 2022	September 23, 2022	October 14, 2022	$0.1500
November 11, 2022	December 16, 2022	January 10, 2023	$0.1300
November 11, 2022*	December 16, 2022	January 10, 2023	$0.0200
February 2, 2023	March 10, 2023	March 30, 2023	$0.1300
February 2, 2023*	March 10, 2023	March 30, 2023	$0.0200
May 4, 2023	June 16, 2023	July 7, 2023	$0.1300
May 4, 2023*	June 16, 2023	July 7, 2023	$0.0500
September 14, 2023	October 12, 2023	November 2, 2023	$0.1300
September 14, 2023*	October 12, 2023	November 2, 2023	$0.0200
November 9, 2023	December 14, 2023	January 8, 2024	$0.1200
November 9, 2023*	December 14, 2023	January 8, 2024	$0.0300
February 8, 2024	March 15, 2024	April 5, 2024	$0.1200
February 8, 2024*	March 15, 2024	April 5, 2024	$0.0300
April 12, 2024	May 26, 2024	June 14, 2024	$0.1200
April 12, 2024*	May 26, 2024	June 14, 2024	$0.0300
September 18, 2024	October 16, 2024	November 6, 2024	$0.1200

# Special distribution

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended September 30, 2024 and September 30, 2023:

	Three months ended September 30,
	2024		2023
	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$1,728,450	100%	$2,158,926	100%
Long-term capital gains	—	—	—	—
Total	$1,728,450	100%	$2,158,926	100%

The figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-KT for the year ending December 31, 2024 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2024. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued for the three months ended September 30, 2024 and September 30, 2023.

	Three months ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,403,752	$205,852,464	14,391,775	$205,812,251
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	—	—	1,066	3,797
Balance at end of period	14,403,752	$205,852,464	14,392,841	$205,816,048

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended September 30,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$5.21	$6.09
Net investment income	0.16	0.11
Net realized and unrealized gains (losses)	0.30	(0.22)
Net increase (decrease) in net assets resulting from operations	0.46	(0.11)
Capital transactions(2)
Dividends from net investment income	(0.12)	(0.15)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.12)	(0.15)
Offering costs	—	—
Net asset value, end of period	$5.55	$5.83
Market value per share, end of period	$3.13	$3.99
Total return based on market value(3)	(7.19)%	15.05%
Shares outstanding at end of period	14,403,752	14,392,841
Ratio/Supplemental Data:
Net assets, at end of year	$79,888,388	$83,860,817
Ratio of total expenses to average net assets(5)	23.51%	20.67%
Ratio of net expenses to average net assets(5)	23.16%	20.26%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	10.30%	11.33%
Ratio of net investment income before fee waiver to average net assets(5)	12.27%	8.13%
Ratio of net investment income after fee waiver to average net assets(5)	11.91%	7.72%
Total Borrowings	$110,997,722	$134,000,000
Asset Coverage Ratio(6)	172.0%	162.6%
Portfolio Turnover Rate(4)	7%	5%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30,
	2024	2023
Amendment Fee	$—	$51,904
Prepayment Fee Income	25,704	87,158
Other Fees	53,056	4,924
Other Fee Income	$78,760	$143,986

Note 14. Tax Information

As of September 30, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

Tax cost	$201,532,665
Gross unrealized appreciation	15,115,538
Gross unrealized depreciation	(26,506,043)
Net unrealized investment depreciation	$(11,390,505)

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

Subsequent to September 30, 2024 and through November 12, 2024, the Company had advances of $0.5 million on its existing delayed draw credit commitments to portfolio companies. As of November 12, 2024, the Company had investments in 45 portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On November 6, 2024, the Company’s board of directors declared a distribution for the quarter ended December 31, 2024 of $0.12 per share payable on January 8, 2025 to stockholders of record as of December 20, 2024.

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
•
our ability to obtain exemptive relief from the U.S. Securities and Exchange Commission (“SEC”);
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

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rules or regulations. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Investcorp Credit Management BDC, Inc. (“ICMB,” the “Company”, “us”, “we” or “our”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated and intend to continue to qualify as a RIC under Subchapter M of the Code. On August 30, 2019, we changed our name from CM Finance Inc. to Investcorp Credit Management BDC, Inc. On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31.

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

The Adviser serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. Investcorp is a leading global credit investment platform with assets under management of $21.8 billion as of September 30, 2024. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 45 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors, including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved the Advisory Agreement and recommended that the Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019.

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

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — the Base Management Fee and the Incentive Fee. The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components: the Income-Based Fee and the Capital Gains Fee. The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

We have entered into the Advisory Agreement and the Administration Agreement with the Adviser, pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form Taxable Subsidiaries to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of September 30, 2024 and June 30, 2024, we had no Taxable Subsidiaries.

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

Critical accounting estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of September 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.7% of our total assets, as compared to 96.0% of our total assets as of June 30, 2024.

See Note 2.j “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facility

On August 23, 2021, we, through Investcorp Credit Management BDC SPV, LLC, our wholly-owned subsidiary, entered into the Capital One Revolving Financing with Capital One, which is secured by collateral consisting primarily of loans in our investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase of the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to SOFR plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

As of September 30, 2024 and June 30, 2024, there were $47.5 million and $43.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2024, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2024, approximately 1.54% of our total assets were non-qualifying assets.

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

Expenses

Our primary operating expenses include the payment of the Base Management Fee and, depending on our operating results, the Incentive Fee under the Advisory Agreement, as well as the payment of reimbursable expenses to the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement, such as our allocable portion of overhead expenses, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Base Management Fee and Incentive Fee compensation under the Advisory Agreement remunerates the Adviser for work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

As of September 30, 2024, our investment portfolio of $190.1 million (at fair value) consisted of debt and equity investments in 45 portfolio companies, of which 82.47% were first lien investments and 17.53% were equities, warrants and other positions. At September 30, 2024, our average and largest portfolio company investment at fair value was $4.2 million and $17.4 million, respectively.

As of June 30, 2024, our investment portfolio of $184.6 million (at fair value) consisted of debt and equity investments in 41 portfolio companies, of which 85.02% were first lien investments and 14.98% were in equities, warrants and other positions. At June 30, 2024, our average and largest portfolio company investment at fair value was $4.6 million and $13.5 million, respectively.

As of September 30, 2024 and June 30, 2024, our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.70% and 12.47% respectively. As of September 30, 2024 and June 30, 2024, our weighted average total yield on investments at amortized cost (which includes interest income and amortization of fees and discounts) was 9.08% and 10.60%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of September 30, 2024 of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use GICS codes to identify the industry groupings of our portfolio companies. At September 30, 2024 and June 30, 2024, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at September 30, 2024	Percentage of Total Portfolio at June 30, 2024
Professional Services	14.58%	11.22%
Containers & Packaging	11.71	7.34
Commercial Services & Supplies	10.34	13.50
Trading Companies & Distributors	8.78	9.11
Insurance	7.60	4.01
Specialty Retail	7.20	3.61
IT Services	5.04	4.70
Food Products	4.65	4.79
Household Durables	4.02	4.13
Diversified Consumer Services	3.77	3.90
Consumer Staples Distribution & Retail	2.95	2.89
Health Care Providers & Services	2.84	2.93
Entertainment	2.74	4.77
Software	2.62	2.73
Consumer Services	2.60	2.67
IT Consulting and Other Services	2.05	—
Construction & Engineering	1.91	1.99
Automobile Components	1.80	1.42
Hotels, Restaurants & Leisure	1.56	1.60
Electronic Equipment, Instruments & Components	1.24	1.43
Chemicals	—	3.90
Automotive Retail	—	3.08
Paper Packaging	—	2.66
Human Resources & Employment Services	—	1.62
	100.00%	100.00%

During the three months ended September 30, 2024, we made investments in three new portfolio companies and three existing portfolio companies totaling approximately $13.1 million, at cost, of which $0.5 million represented the reinstatement of previously recorded paydowns for interest received from Klein Hersh, LLC while it was on non-accrual status. Of the new investments, 100.0% consisted of first lien investments and 0.0% consisted of equity investments.

At September 30, 2024, 96.9% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 3.1% bore interest at fixed rates. At June 30, 2024, 97.0% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 3.0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2024, we had six investments with aggregate unfunded commitments of $2.7 million, and as of June 30, 2024, we had three investments with aggregate unfunded commitments of $1.8 million. As of September 30, 2024, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of September 30, 2024			As of June 30, 2024
Investment Rating	Fair Value	% of Portfolio	Number of Investments(1)	Fair Value	% of Portfolio	Number of Investments(1)
1	$23,050,160	12.1%	5	$18,475,458	10.0%	3
2	117,910,850	62.0	38	116,964,511	63.4	35
3	36,852,572	19.4	13	34,035,340	18.4	13
4	3,158,860	1.7	3	2,621,154	1.4	2
5	9,169,717	4.8	6	12,473,067	6.8	7
Total	$190,142,159	100.0%	65	$184,569,530	100.0%	60

Results of Operations

Comparison of the three months ended September 30, 2024 and September 30, 2023

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2024 increased to $6.8 million from $5.9 million for the three months ended September 30, 2023 primarily related to an increase in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status, partially offset by a decrease in interest income due to lower index and interest rates and the repayment of two portfolio companies.

Expenses

Net expenses for the three months ended September 30, 2024 increased to $4.5 million compared to $4.3 million for the three months ended September 30, 2023, primarily due to an increase in the provision for tax expense, an increase in income-based incentive fees, and an increase in professional fees primarily due to increases in audit and legal expenses partially offset by a decrease in interest expense due to lower index rates in 2024 compared to 2023, a decrease in base management fees, and a decrease in the allocation of administrative costs from the Adviser.

Net investment income

Net investment income increased to $2.3 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023 primarily due to an increase in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status, a decrease in interest expense due to lower index rates in 2024 compared to 2023, a decrease in base management fees, and a decrease in the allocation of administrative costs from the Adviser, partially offset by a decrease in interest income due to lower index and interest rates and the repayment of two portfolio companies, an increase in the provision for tax expense, an increase in income-based incentive fees, and an increase in professional fees primarily due to increases in audit and legal expenses.

Net realized gain or loss

There was a net realized loss from investments of $4.1 million for the three months ended September 30, 2024 primarily due to the realization of losses associated with the restructuring of our investment in Klein Hersh, LLC. There was no net realized gain or loss on investments for the three months ended September 30, 2023.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $8.3 million for the three months ended September 30, 2024, primarily due to changes in marks for Klein Hersh, LLC Term Loan, Bioplan U.S.A., Inc. Common Stock, CareerBuilder, LLC Term Loan, Crafty Apes, LLC Term Loan, Techniplas Foreign Holdco LP Term Loan, and Techniplas Foreign Holdco LP Common Stock.

During the three months ended September 30, 2023, we recorded a net change in unrealized depreciation of $3.3 million, primarily due to the write down of our investments in American Nuts Holdings, LLC and Techniplas Foreign Holdco LP.

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

Cash flows

For the three months ended September 30, 2024, our total cash balance increased by $5.0 million. During that period, cash increased by $0.5 million from operating activities, primarily due to proceeds from sales and repayments of portfolio companies of $14.3 million, an increase in net assets resulting from operations of $6.6 million, a realized loss on investments of $4.1 million, and an increase in interest payable of $0.7 million, partially offset by payments for the purchase of investments in portfolio companies of $13.1 million, a net change in unrealized depreciation on investments of $8.3 million, a decrease in payable for investments purchased of $2.2 million, and a decrease in PIK interest and dividends of $2.1 million. During the same period, net cash provided by financing activities totaled $4.5 million consisting of proceeds of $4.5 million from borrowing under the Capital One Revolving Facility.

Capital resources

As of September 30, 2024, we had $1.7 million of cash as well as $8.3 million in restricted cash and $52.5 million of capacity under the Capital One Revolving Financing. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2024, our asset coverage for borrowed amounts was 172.0%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024, our off-balance sheet arrangements consisted of $2.7 million in unfunded commitments to five of our portfolio companies. As of September 30, 2024, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise. As of June 30, 2024, our off-balance arrangements consisted of $1.8 million in unfunded commitments to three of our portfolio companies.

Recent Developments

Subsequent to September 30, 2024 and through November 12, 2024, we had advances of $0.5 million on our existing delayed draw credit commitments to portfolio companies. As of November 12, 2024, we had investments in 45 portfolio companies.

On November 6, 2024, our board of directors declared a distribution for the quarter ended December 31, 2024 of $0.12 per share payable on January 8, 2025 to stockholders of record as of December 20, 2024.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At September 30, 2024, 96.9% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of September 30, 2024, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of September 30, 2024, our floating rate borrowings totaled $47.5 million in principal amount, which represented 42.2% of our outstanding debt.

Based on our investment portfolio as of September 30, 2024, with certain interest rate floors and our financing arrangements at September 30, 2024, a 1.00% increase in interest rates would increase our net interest income by approximately 7.42% and a 2.00% increase in interest rates would increase our net interest income by approximately 18.38%.

Although management believes that this analysis is indicative of our existing sensitivity as of September 30, 2024, to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024 (filed with the SEC on September 25, 2024). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we issued 0 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2024 was $0.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: November 12, 2024

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer

By:	/s/ Walter Tsin

Walter Tsin
Chief Financial Officer