Form 10-KT
period 2024-12-31
Investcorp Credit Management BDC, Inc.
filed 2025-03-26
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 2024 TO December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2024 was approximately $35.8 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,414,033 shares of the Registrant’s common stock outstanding as of March 25, 2025.

Documents Incorporated by Reference

None.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-KT FOR THE TRANSITION PERIOD

FROM JULY 1, 2024 TO DECEMBER 31, 2024

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

On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31. This Transition Report on Form 10-KT covers the six-month transition period ended December 31, 2024 and reflects our financial results for the six-month period from July 1, 2024 through December 31, 2024 (the “Transition Period”). Prior to this Transition Report, our two most recent Annual Reports on Form 10-K cover the fiscal years ended June 30, 2024 and June 30, 2023, respectively, and reflect financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal years” in this Transition Report refer to the twelve-month fiscal years that, prior to the Transition Period ended December 31, 2024, ended on June 30.

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Suhail A. Shaikh, President and Chief Executive Officer of the Company and Chief Investment Officer of the Adviser, and comprises a team of experienced team members including Michael C. Mauer, Chairman of the Company's board of directors, former Co-Chief Investment Officer of the Adviser and member of the Adviser’s Investment Committee. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing in primarily debt and related equity of privately held middle-market companies.

We seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and EBITDA of at least $15 million. We focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with emphasis on companies with high-quality private equity sponsorship. Our investments typically range in size from $5 million to $25 million. We expect that our portfolio companies will use our capital for organic growth, acquisitions, market or product expansion, refinancings, and/or recapitalizations. We invest, and intend to continue to invest, in standalone first and second lien loans and unitranche loans, with an emphasis on floating rate debt. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. We also selectively invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking such upside participation interests as part of a broader investment relationship.

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

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of December 31, 2024, June 30, 2024 and June 30, 2023, there were $58.5 million, $43.0 million and 71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Portfolio Composition

As of December 31, 2024, our portfolio consisted of debt and equity investments in 43 portfolio companies with a fair value of $191.6 million. As of December 31, 2024, our portfolio at fair value consisted of 81.17% first lien investments and 18.83% equity, warrant or other positions. At December 31, 2024, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 10.60%. At December 31, 2024, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.72%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of December 31, 2024 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at December 31, 2024 was as follows:

Percentage of Total Portfolio at December 31, 2024
Professional Services	14.37%
Containers & Packaging	10.52%
Trading Companies & Distributors	8.64%
Insurance	7.77%
IT Services	7.14%
Specialty Retail	7.12%
Diversified Consumer Services	7.07%
Commercial Services & Supplies	6.67%
Food Products	4.67%
Household Durables	4.00%
Software	3.72%
Entertainment	3.32%
Health Care Providers & Services	3.13%
Consumer Staples Distribution & Retail	3.02%
Interactive Media & Services	2.86%
Construction & Engineering	1.93%
Automobile Components	1.57%
Hotels, Restaurants & Leisure	1.56%
Electronic Equipment, Instruments & Components	0.92%
Total	100.00%

The Adviser and Administrator – CM Investment Partners LLC

CM Investment Partners, our external investment adviser, was formed in July 2013 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by Suhail A. Shaikh, President and Chief Executive Officer of the Company and the Chief Investment Officer of the Adviser, and comprises a team of experienced team members including Michael C. Mauer, Chairman of the Company's board of directors, former Co-Chief Investment Officer of the Adviser and member of the Adviser’s Investment Committee. Mr. Mauer also serves as the Chairman of our board of directors, and Mr. Shaikh also serves as our Chief Executive Officer, President and a member of our board of directors. Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Shaikh has served as President of Investcorp Credit Management BDC, Inc. since 2023 and as Co-Chief Investment Officer of CM Investment Partners since 2023. In May 2024, Mr. Shaikh was appointed as our Chief Executive Officer and sole Chief Investment Officer of CM Investment Partners. Mr. Shaikh was formerly Head of US Direct Lending and Vice Chairperson of global Direct Lending investment committee of Alcentra Group.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $20.4 billion as of December 31, 2024. Investcorp and its credit advisory affiliates manage funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of December 31, 2024, Investcorp Group had $55.0 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 500 people across its offices in Los Angeles, New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Delhi, Beijing, Singapore, Luxembourg and Tokyo. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

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

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include Mr. Shaikh. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Mr. Shaikh as Chairperson, Mr. Mauer, Andrew Muns, a Managing Director of Investcorp, Branko Krmpotic, an Advisor of Investcorp and Timothy Waller, a Director of Investcorp.

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

•
Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $1.0 trillion of uncalled capital as of June 30, 2024. There has been substantial growth in the private credit market which stands at approximately $1.7 trillion as of December 2024 according to the Federal Reserve. Our focus is the core middle market which makes up approximately $800 billion out of the $1.7 trillion. Private equity firms have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.
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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•
Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Mr. Shaikh, who has over 30 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Mr. Shaikh is supported by eight additional investment professionals, who collectively with Mr. Shaikh, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with Investcorp, its parent company, which is the leading global credit investment platform with assets under management of $20.4 billion as of December 31, 2024. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.
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

The following table shows the investment ratings of the investments in our portfolio:

	As of December 31, 2024			As of June 30, 2024			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$13,652,523	7.1%	3	$18,475,458	10.0%	3	$16,538,345	7.5%	3
2	143,015,256	74.6%	47	116,964,511	63.4%	35	114,979,324	52.2%	32
3	27,867,563	14.6%	11	34,035,340	18.4%	13	62,588,392	28.4%	19
4	—	—	—	2,621,154	1.4%	2	13,067,850	6.0%	5
5	7,081,616	3.7%	10	12,473,067	6.8%	7	12,937,418	5.9%	6
Total	$191,616,958	100.0%	71	$184,569,530	100.0%	60	$220,111,329	100.0%	65

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing total assets minus liabilities by the total number of shares outstanding.

In calculating the value of our total assets, investment transactions will be recorded on the trade date. Realized gains or losses will be computed using the specific identification method. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors based on the input of our management, our valuation committee and any independent valuation firm that we may retain. We also have adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or “ASC 820.” This accounting standard requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

Under the Advisory Agreement, the Income-Based Fee is subject to the Total Return Requirement. No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through December 31, 2024, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after December 31, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

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

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As of December 31, 2024, June 30, 2024 and June 30, 2023 there were no Capital Gains Fees. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of December 31, 2024, the Company’s portfolio at fair value consisted of 81.17% first lien investments and 18.83% equity, warrant or other positions.

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

Exchange Act Reports

We maintain a website at www.icmbdc.com. The information on our website is not incorporated by reference in this transition report on Form 10-KT.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our transition report on Form 10-KT, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this transition report on Form 10-KT, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of December 31, 2024, substantially all of our assets were pledged as collateral under the Capital One Revolving Financing. In addition, under the terms of the Capital One Revolving Financing and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(34.6)%	(21.3)%	(8.0)%	5.4%	18.7%

(1)
Assumes $206.9 million in total assets, $123.5 million in debt outstanding at par value, $77.6 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

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

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There is no limit on our ability to enter derivative transactions.

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

To the extent any distributions by us are funded through waivers of the incentive fee portion of our investment advisory fees such distributions will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees. Any such waivers in no way imply that the Adviser will waive incentive fees in any future period. There can be no assurance that we will achieve the performance necessary or that the Adviser will waive all or any portion of the incentive fee necessary to be able to pay distributions at a specific rate or at all.

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

Our Compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the market price of our common stock.

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

As of December 31, 2024, we are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

The Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter. The Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid. Our board of directors is charged with protecting our stockholder’s interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of Base Management Fees and Incentive Fees payable by us to the Adviser.

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Adviser is based on the value of our gross assets, receipt of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable to the Adviser. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK, interest, preferred units with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement.

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

We have entered into a license agreement with the Adviser under which the Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name “Investcorp.” See “Business — Management Agreements — License Agreement.” In addition, we have entered into the Administration Agreement with the Adviser pursuant to which we are required to pay to the Adviser our allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under such Administration Agreement, such as rent, equipment and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his respective staff’s compensation and compensation-related expenses. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “Investcorp” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Investcorp” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

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

We may be subject to risks associated with unitranche loans.

We may invest in unitranche loans, which are loans that combine both senior and subordinated debt components, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with the secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the “first out” tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

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

Our investments in original issue discount and payment-in-kind instruments may expose us to investment risk.

To the extent that the Company invests in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of the Company’s income, the Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

As of December 31, 2024, our investments in the professional services industry represented 14.37% of the fair value of our portfolio, and our investments in the containers and packaging industry represented 10.52% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 14.37% of our total portfolio as of December 31, 2024. Our investments in portfolio companies in the professional services industry include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services industry are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services industry could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the containers and packaging industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the containers and packaging industry represent approximately 10.52% of our total portfolio as of December 31, 2024. Our investments in portfolio companies in the containers and packaging industry include those that provide services related to manufacturing of packaging solutions. Portfolio companies in the containers and packaging industry are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the containers and packaging industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the containers and packaging industry could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

The London Interbank Offering Rate (“LIBOR”) was intended to represent the rate at which contributing banks may obtain short-term borrowings from each other in the London interbank market. After the global financial crisis, regulators globally determined that existing interest rate benchmarks should be reformed based on concerns that LIBOR and other interbank offered rates (“IBORs”) were susceptible to manipulation. Replacement rates that have been identified include the Secured Overnight Financing Rate (“SOFR,” which is intended to replace U.S. dollar LIBOR and measures the cost of U.S dollar overnight borrowings collateralized by treasuries) and the Sterling Overnight Index Average rate (“SONIA,” which is intended to replace pound sterling LIBOR and measures the overnight interest rate paid by banks in the sterling market). Markets are slowly developing in response to these new rates. As a result of the benchmark reforms, publication of all LIBOR settings has ceased, and the Company has transitioned to successor or alternative reference rates as necessary. Although the transition process away from IBORs for most instruments has been completed, there is no assurance that any such alternative reference rate will be similar to or produce the same value or economic equivalence as LIBOR or that it will have the same volume or liquidity as did LIBOR prior to its discontinuance, which may affect the value, volatility, liquidity or return on certain of the Company’s loans, notes, derivatives and other instruments or investments comprising some or all of the Company’s investments and result in costs incurred in connection with changing reference rates used for positions, closing out positions and entering into new trades. The transition from LIBOR to alternative reference rates may result in operational issues for the Company or its investments. Moreover, certain aspects of the transition from IBORs will rely on the actions of third-party market participants, such as clearing houses, trustees, administrative agents, asset servicers and certain service providers; no assurances can be given as to the impact of the LIBOR transition on the Company and its investments. These risks may also apply with respect to changes in connection with other IBORs (e.g., Euribor) and a wide range of other index levels, rates and values that are treated as “benchmarks” and are the subject of recent regulatory reform.

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

Risks Relating to an Investment in Our Securities

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this transition report on Form 10-KT. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we violate certain covenants under our existing or future borrowing or financing arrangements or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and because more of our stockholders have opted to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

As of December 31, 2024, we had, through SPV LLC, $58.5 million in outstanding indebtedness under the Capital One Revolving Financing, which are secured by the assets held at SPV LLC. The indebtedness under the Capital One Revolving Financing is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $7.2 million as of December 31, 2024.

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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In addition, the foreign and fiscal policies of foreign nations, such as Russia and mainland China, may have a severe impact on the worldwide and U.S. financial markets. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between mainland China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.

It is unclear the extent to which the new U.S. presidential administration will propose or implement significant changes to U.S. trade, healthcare, immigration, tax foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our investment adviser and require the dedication of additional time and resources to compliance by us, our investment adviser or Investcorp. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s or Investcorp’s contractual or other legal obligations regarding such data or intellectual property or a violation of Investcorp’s privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.

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

Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial condition.

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

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions (including wildfires, droughts, hurricanes and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this transition report on Form 10-KT and our filings with the SEC, and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share(4)
Fiscal Year Ended		High	Low
December 31, 2025
First quarter (through March 24, 2025)	$ *	$3.34	$3.03	* %	* %	$0.12
December 31, 2024
Second quarter	5.39	3.33	2.93	(38.22)%	(45.64)%	0.12
First quarter	5.55	3.39	3.05	(38.92)%	(45.05)%	0.12
June 30, 2024
Fourth quarter	5.21	3.55	3.12	(31.86)%	(40.21)%	0.15
Third quarter	5.49	3.73	2.99	(32.06)%	(45.54)%	0.15
Second quarter	5.48	4.09	3.23	(25.36)%	(41.06)%	0.15
First quarter	5.83	4.35	3.68	(25.47)%	(36.88)%	0.15
June 30, 2023
Fourth quarter	6.09	3.98	3.24	(34.97)%	(46.99)%	0.18
Third quarter	6.13	4.23	3.39	(31.00)%	(44.70)%	0.15
Second quarter	6.36	4.32	3.42	(32.08)%	(46.23)%	0.15
First quarter	6.47	4.85	3.52	(25.04)%	(45.60)%	0.15
June 30, 2022
Fourth quarter	6.50	5.35	3.75	(17.69)%	(42.31)%	0.15
Third quarter	6.93	5.72	5.08	(17.46)%	(26.70)%	0.15
Second quarter	7.09	5.70	4.87	(19.61)%	(31.38)%	0.15
First quarter	7.00	6.42	5.30	(8.29)%	(24.29)%	0.15

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

* The last reported sale price for our common stock on the NASDAQ Global Select Market on March 24, 2025 was $3.22 per share. As of March 24, 2025, we had 25 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of March 24, 2025, our shares of common stock traded at a discount equal to approximately 40.26% of the net assets attributable to those shares based upon our $5.39 net asset value per share as of December 31, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount per Share
December 31, 2024
Second Quarter	Base	November 6, 2024	December 20, 2024	January 8, 2025	$0.12
First Quarter	Base	September 18, 2024	October 16, 2024	November 6, 2024	$0.12
June 30, 2024
Fourth Quarter	Base	April 12, 2024	May 26, 2024	June 14, 2024	$0.12
Fourth Quarter	Supplemental	April 12, 2024	May 26, 2024	June 14, 2024	$0.03
Third Quarter	Base	February 8, 2024	March 15, 2024	April 5, 2024	$0.12
Third Quarter	Supplemental	February 8, 2024	March 15, 2024	April 5, 2024	$0.03
Second Quarter	Base	November 9, 2023	December 14, 2023	January 8, 2024	$0.12
Second Quarter	Supplemental	November 9, 2023	December 14, 2023	January 8, 2024	$0.03
First Quarter	Base	September 14, 2023	October 12, 2023	November 2, 2023	$0.13
First Quarter	Supplemental	September 14, 2023	October 12, 2023	November 2, 2023	$0.02
June 30, 2023
Fourth Quarter	Base	May 4, 2023	June 16, 2023	July 7, 2023	$0.13
Fourth Quarter	Supplemental	May 4, 2023	June 16, 2023	July 7, 2023	$0.05
Third Quarter	Base	February 2, 2023	March 10, 2023	March 30, 2023	$0.13
Third Quarter	Supplemental	February 2, 2023	March 10, 2023	March 30, 2023	$0.02
Second Quarter	Base	November 11, 2022	December 16, 2022	January 10, 2023	$0.13
Second Quarter	Supplemental	November 11, 2022	December 16, 2022	January 10, 2023	$0.02
First Quarter	Base	August 25, 2022	September 23, 2022	October 14, 2022	$0.15
June 30, 2022
Fourth Quarter	Base	May 5, 2022	June 17, 2022	July 8, 2022	$0.15
Third Quarter	Base	February 3, 2022	March 11, 2022	March 31, 2022	$0.15
Second Quarter	Base	November 3, 2021	December 10, 2021	January 4, 2022	$0.15
First Quarter	Base	August 25, 2021	September 24, 2021	October 14, 2021	$0.15
					$2.07
Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not engage in any sales of unregistered securities during the six-month transition period ended December 31, 2024.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Financial Index and a customized peer group of five companies that includes Crescent Capital BDC, Inc., Stellus Capital Investment Corporation, Monroe Capital Corporation, CION Investment Corporation, and WhiteHorse Finance Inc., for the period from June 30, 2019 through December 31, 2024. The graph assumes that, on June 30, 2019 an investment of $100 (with reinvestment of all dividends) was made in our common stock, in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Investcorp Credit Management BDC, Inc., the NASDAQ Financial Index, and a Peer Group
$200
$150
$100
$50
$0
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
12/31/24
Investcorp Credit Management BDC, Inc.
NASDAQ Financial Index
Peer Group

The graph and other information furnished under this Part II Item 5 of this Form 10-KT shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this transition report on Form 10-KT constitute forward-looking statements, which relate to future events or our future performance or financial condition. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Transition Report on Form 10-KT under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this transition report on Form 10-KT involve risks and uncertainties, and include statements regarding the following, without limitation:

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

We have based the forward-looking statements included in this transition report on Form 10-KT on information available to us on the date of this report on Form 10-KT. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Transition Report on Form 10-KT should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Transition Report on Form 10-KT.

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including transition report on Form 10-KT, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $20.4 billion as of December 31, 2024. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

We have entered into an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser provides us with investment advisory and administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Transition Report on Form 10-KT for more information regarding the Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of December 31, 2024, June 30, 2024, and June 30, 2023 we had no Taxable Subsidiaries.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Transition Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in this Transition Report on Form 10-KT, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

As of December 31, 2024, our investments were classified as Level 2 and Level 3 investments. Level 3 investments were determined based on valuations by our board of directors. As of June 30, 2024 and June 30, 2023, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Deferred fees (i.e. original issue discounts) are not amortized during periods in which a loan is placed on non-accrual status. Interest payments received on non-accrual loans are applied as reductions to principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. PIK interest is not accrued if management does not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2024, we had five investments on non-accrual status, which represented approximately 3.64% of our portfolio at fair value. As of June 30, 2024, we had four investments on non-accrual, which represented approximately 5.00% of our portfolio at fair value. As of June 30, 2023, we had six investments on non-accrual, which represented approximately 4.08% of our portfolio at fair value.

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

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of December 31, 2024, June 30, 2024 and June 30, 2023, there were $58.5 million, $43.0 million and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2024, June 30, 2024 and June 30, 2023 the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2024, approximately 1.93% of our total assets were non-qualifying assets.

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

As of December 31, 2024, our investment portfolio of $191.6 million (at fair value) consisted of debt and equity investments in 43 portfolio companies, of which 81.17% were first lien investments and 18.83% were in equities, warrants and other positions. At December 31, 2024, our average and largest portfolio company investment at fair value was $4.5 million and $15.4 million, respectively.

As of June 30, 2024, our investment portfolio of 184.6 million (at fair value) consisted of debt and equity investments in 41 portfolio companies, of which 85.02% were first lien investments and 14.98% were in equities, warrants and other positions. At June 30, 2024, our average and largest portfolio company investment at fair value was $4.6 million and $13.5 million, respectively.

As of June 30, 2023, our investment portfolio of $220.1 million (at fair value) consisted of debt and equity investments in 36 portfolio companies, of which 89.21% were first lien investments and 10.79% were in equities, warrants and other positions. At June 30, 2023, our average and largest portfolio company investment at fair value was $6.1 million and $13.0 million, respectively.

As of December 31, 2024, June 30, 2024 and June 30, 2023 our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 10.60%%, 12.47% and 12.46%, respectively. As of December 31, 2024, June 30, 2024 and June 30, 2023 our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.72%, 10.60% and 11.32%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At December 31, 2024, June 30, 2024 and June 30, 2023, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at December 31, 2024	Percentage of Total Portfolio at June 30, 2024	Percentage of Total Portfolio at June 30, 2023
Professional Services	14.37%	12.84%	12.83%
Containers & Packaging	10.52%	10.00%	5.89%
Trading Companies & Distributors	8.64%	9.11%	15.98%
Insurance	7.77%	4.01%	—%
IT Services	7.14%	4.70%	4.10%
Specialty Retail	7.12%	6.69%	6.51%
Diversified Consumer Services	7.07%	6.57%	10.71%
Commercial Services & Supplies	6.67%	13.50%	1.95%
Food Products	4.67%	4.79%	3.30%
Household Durables	4.00%	4.13%	3.46%
Software	3.72%	2.73%	6.26%
Entertainment	3.32%	4.77%	3.47%
Health Care Providers & Services	3.13%	2.93%	—%
Consumer Staples Distribution & Retail	3.02%	2.89%	2.75%
Interactive Media & Services	2.86%	—%	—%
Construction & Engineering	1.93%	1.99%	—%
Automobile Components	1.57%	1.42%	3.30%
Hotels, Restaurants & Leisure	1.56%	1.60%	2.85%
Electronic Equipment, Instruments & Components	0.92%	1.43%	1.48%
Chemicals	—%	3.90%	3.44%
Machinery	—%	—%	4.36%
Internet & Direct Marketing Retail	—%	—%	4.08%
Energy Equipment & Services	—%	—%	1.23%
Building Products	—%	—%	2.05%
Total	100.00%	100.00%	100.00%

During the six months ended December 31, 2024, we made investments in five new portfolio companies and five existing portfolio companies. These investments totaled approximately $23.0 million. Of these new investments, 99.80% consisted of first lien investments and 0.20% were in equity, warrants, and other investments.

During the twelve months ended June 30, 2024, we made investments in eleven new portfolio companies and four existing portfolio companies. These investments totaled approximately $60.4 million. Of these new investments, 93.23% consisted of first lien investments and 6.77% were in equity, warrants, and other investments.

During the twelve months ended June 30, 2023, we made investments in eight new portfolio companies and four existing portfolio companies. These investments totaled approximately $41.3 million. Of these new investments, 98.25% consisted of first lien investments and 1.75% were in equity, warrants, and other investments.

At December 31, 2024, 96.4% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 3.6% bore interest at fixed rates. At June 30, 2024, 97.4% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.6% bore interest at fixed rates. At June 30, 2023, 99.6% of our debt investments bore interest based on floating rates based on indices such as LIBOR, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 0.4% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2024, we had eight investments with aggregate unfunded commitments of $4.6 million, as of June 30, 2024, we had three investments with aggregate unfunded commitments of $1.8 million, and as of June 30, 2023, we had nine investments with aggregate unfunded commitments of $5.7 million. As of December 31, 2024 we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment ratings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of December 31, 2024			As of June 30, 2024			As of June 30, 2023
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$13,652,523	7.1%	3	$18,475,458	10.0%	3	$16,538,345	7.5%	3
2	143,015,256	74.6%	47	116,964,511	63.4%	35	114,979,324	52.2%	32
3	27,867,563	14.6%	11	34,035,340	18.4%	13	62,588,392	28.4%	19
4	—	—	—	2,621,154	1.4%	2	13,067,850	6.0%	5
5	7,081,616	3.7%	10	12,473,067	6.8%	7	12,937,418	5.9%	6
Total	$191,616,958	100.0%	71	$184,569,530	100.0%	60	$220,111,329	100.0%	65

Results of Operations

Comparison of the six months ended December 31, 2024 and six months ended December 31, 2023

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the six months ended December 31, 2024 decreased to $11.6 million from $12.1 million for the six months ended December 31, 2023 primarily due to a decrease in interest income due to lower index and interest rates and the repayment of three portfolio companies and a decrease in other fee income, partially offset by an increase in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status.

Payment-in-kind interest income for the six months ended December 31, 2024 increased to $2.4 million from $0.7 million for the six months ended December 31, 2023 primarily due to an increase in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status. Payment-in-kind dividend income for the six months ended December 31, 2024 of $0.4 million was flat compared to $0.4 million for the six months ended December 31, 2023 primarily due to the PIK dividend income relating to Fusion Connect, Inc - Series A Preferred being consistent year over year.

Expenses

Expenses for the six months ended December 31, 2024 decreased to $8.5 million, compared to $8.9 million for the six months ended December 31, 2023 primarily due to a decrease in interest expense due to a lower outstanding balance and lower index rates in 2024 compared to 2023, a decrease in the allocation of administrative costs from Adviser and a decrease in base management fees, partially offset by an increase in income-based incentive fees and an increase in the provision for tax expense.

Net investment income

Net investment income decreased to $3.5 million for the six months ended December 31, 2024 from $3.2 million for the six months ended December 31, 2023 primarily due to a decrease in interest income due to lower index and interest rates and the repayment of three portfolio companies, a decrease in other fee income, an increase in income-based incentive fees and an increase in the provision for tax expense, partially offset by an increase in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status, due to a decrease in interest expense due to a lower outstanding balance and lower index rates in 2024 compared to 2023, a decrease in the allocation of administrative costs from Adviser and a decrease in base management fees, partially offset by an increase in income-based incentive fees and an increase in the provision for tax expense.

Net realized gain or loss

There was a net realized loss on investments of $8.1 million for the six months ended December 31, 2024 primarily due to the realization of losses associated with the restructuring of our investments in Klein Hersh, LLC and Crafty Apes, LLC.

There was a net realized loss on investments of $5.9 million for the six months ended December 31, 2023 primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC and Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $11.0 million for the six months ended December 31, 2024 primarily due to the increase in fair value of our investments in Bioplan USA, Inc. - Common Stock, Advanced Solutions International - Preferred Stock, ArborWorks, LLC A-1 - Preferred Units, CareerBuilder, LLC Term Loan B3, Discovery Behavioral Health - Preferred Equity and Techniplas Foreign Holdco - Class C Preferred Units and realization of losses associated with the restructuring of our investments in Klein Hersh, LLC Term Loan and Crafty Apes, LLC - Common Stock, partially offset by the decrease in value of our investments in Techniplas Foreign Holdco LP - Equity Interest and 4L Technologies, Inc. - Preferred Stock.

We recorded a net change in unrealized depreciation of $1.9 million for the six months ended December 31, 2023 primarily due to the decrease in fair value of our investments in Klein Hersh, LLC and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investments in Bioplan USA, Inc., Investcorp Transformer Aggregator LP, and WorkGenius Holdings,Inc. - Equity.

Comparison of the twelve months ended June 30, 2024 and twelve months ended June 30, 2023

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the twelve months ended June 30, 2024 decreased to $23.9 million from $26.7 million for the twelve months ended June 30, 2023 primarily due to a decrease in interest income related to the sale of two portfolio companies and the repayment of twelve portfolio companies, and portfolio companies on non-accrual status, partially offset by an increase in payment in-kind interest income earned on Crafty Apes, LLC and American Nuts Holdings, LLC - Term Loan A, which were removed from non-accrual status during the quarter ended December 31, 2023.

Payment-in-kind interest income for the twelve months ended June 30, 2024 increased to $2.1 million from $1.3 million for the twelve months ended June 30, 2023 primarily due to the removal of the Crafty Apes, LLC and American Nuts - Term Loan A from non-accrual status and an increase in PIK interest income on Bioplan USA, Inc. - Take Back Term Loan. Payment-in-kind dividend income for the twelve months ended June 30, 2024 increased to $0.8 million from $0.7 million for the twelve months ended June 30, 2023 due to an increase in Fusion Connect Inc - Preferred Stock Series A PIK dividend income.

Expenses

Expenses for the twelve months ended June 30, 2024 of $17.3 million were flat compared to $17.3 million for the twelve months ended June 30, 2023. The largest changes year over year were increases in professional fees and the allocation of administrative costs from the

Adviser during year ended June 30, 2024 compared to year ended June 30, 2023, offset by decreases in the income-based incentive fees and base management fees.

Net investment income

Net investment income decreased to $6.6 million for the twelve months ended June 30, 2024 from $9.4 million for the twelve months ended June 30, 2023 primarily due to a decrease in interest income related to the sale of two portfolio companies and the repayment of twelve portfolio companies, and portfolio companies on non-accrual status, partially offset by an increase in payment in-kind interest income earned on Crafty Apes, LLC and American Nuts Holdings, LLC - Term Loan A, which were removed from non-accrual status during the quarter ended December 31, 2023.

Net realized gain or loss

The net realized loss on investments totaled $14.0 million for the twelve months ended June 30, 2024 primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, Sandvine Corporation, and Xenon Arc, Inc. and the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC.

The net realized loss on investments totaled $26.9 million for the twelve months ended June 30, 2023 primarily due to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $3.3 million for the twelve months ended June 30, 2024 primarily due to the decrease in fair value of our investments in ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC, and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investment in Discovery Behavioral Health and due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC and the restructuring or Arborworks Acquisition LLC.

We recorded a net change in unrealized appreciation of $20.7 million for the twelve months ended June 30, 2023 primarily due to the reversal of depreciation related to the write off of our investments in the American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) 1st and 2nd lien term loans.

Comparison of the twelve months ended June 30, 2023 and twelve months ended June 30, 2022

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

Liquidity and capital resources

Cash flows

For the six months ended December 31, 2024, our cash balance increased by $7.0 million. During that period, $6.8 million in cash was used in operating activities primarily due to investments of $23.5 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $23.0 million. During the same period, cash from financing activities increased by $13.8 million, resulting primarily from proceeds of $15.5 million from borrowings under the Capital One Revolving Financing, with no repayments of borrowings under the Capital One Revolving Financing, distributions of $1.7 million to our stockholders, and payments of $20,550 for deferred financing costs.

Capital Resources

As of December 31, 2024, we had $0.8 million of cash as well as $11.3 million in restricted cash and $41.5 million of capacity under the Capital One Revolving Financing. As of December 31, 2024, we had approximately $123.5 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 162.8%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of the six-month transition period ended December 31, 2024, and the fiscal years ended June 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Capital One Revolving Financing
Fiscal Period ended December 31, 2024	$58,500,000	(5)	$1,628	—	N/A
Fiscal Year ended June 30, 2024	$43,000,000	(5)	$1,747	—	N/A
Fiscal Year ended June 30, 2023	$71,900,000	(5)	$1,643	—	N/A
Fiscal Year ended June 30, 2022	$84,000,000	(5)	$1,615	—	N/A
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(6)	$1,568	—	N/A
Fiscal Year ended June 30, 2020	$132,000,000	(6)	$1,584	—	N/A
Fiscal Year ended June 30, 2019	$133,026,670	(6)	$1,975	—	N/A
Fiscal Year ended June 30, 2018	$119,823,000	(6)	$2,431	—	N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—	N/A
Fiscal Year ended June 30, 2016	$132,478,329	(7)	$2,229	—	N/A
Fiscal Year ended June 30, 2015	$150,847,459	(7)	$2,306	—	N/A
Citi Revolving Financing(8)
Fiscal Year ended June 30, 2021	$—		N/A	—	N/A
Fiscal Year ended June 30, 2020	$—		N/A	—	N/A
Fiscal Year ended June 30, 2019	$—		N/A	—	N/A
Fiscal Year ended June 30, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2017	$—		N/A	—	N/A
6.125% notes due 2023(9)
Fiscal Year ended June 30, 2021	$—		$—	—	$—
Fiscal Year ended June 30, 2020	$51,375,000		$1,584	—	$926
Fiscal Year ended June 30, 2019	$34,500,000		$1,975	—	$1,012
4.875% notes due 2026(10)
Fiscal Period ended December 31, 2024	$65,000,000		$1,628	—	N/A
Fiscal Year ended June 30, 2024	$65,000,000		$1,747	—	N/A
Fiscal Year ended June 30, 2023	$65,000,000		$1,643	—	N/A
Fiscal Year ended June 30, 2022	$65,000,000		$1,615	—	N/A
Fiscal Year ended June 30, 2021	$65,000,000		$1,568	—	N/A

(1)
Total amount of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities at par value, in relation to the aggregate amount of senior securities at par value representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
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

For the six months ended December 31, 2024, $1,671,831 in Base Management Fees were earned by the Adviser, of which $131,735 was waived and $769,176 was payable at December 31, 2024. For the twelve months ended June 30, 2024, $3,800,693 in Base Management Fees were earned by the Adviser, of which $365,225 was waived and $816,777 was payable at June 30, 2024. For the twelve months ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023. For the twelve months ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived and $1,054,063 was payable at June 30, 2022.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through December 31, 2024, the period that commences on the last day of the fiscal quarter in which the Commencement Date occurs and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after December 31, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the six months ended December 31, 2024, the Company incurred $501,540 of Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the twelve months ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 of Income-Based Fees were currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e.,PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of December 31, 2024, June 30, 2024, June 30, 2023, and June 30, 2022, there were no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024, our off-balance sheet arrangements consisted of $4.6 million in unfunded commitments to six of our portfolio companies. As of June 30, 2024, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to three of our portfolio companies. As of June 30, 2023, our off-balance sheet arrangements consisted of $5.7 million in unfunded commitments to nine of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to December 31, 2024 and through March 25, 2025, the Company invested a total of $3.9 million, which included investments in one new portfolio company and two existing portfolio companies, and received approximately $3.5 million from the repayment of two positions. As of March 25, 2025, the Company had investments in 42 portfolio companies.

On March 20, 2025, the Company’s board of directors declared a distribution for the quarter ended March 31, 2025 of $0.12 per share payable on May 16, 2025 to stockholders of record as of April 25, 2025.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2024, 96.4% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at December 31, 2024, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 4.82% and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 15.53%. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, as applicable, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 185)	80
REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 49)	82
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES AS OF DECEMBER 31, 2024, JUNE 30, 2024, AND JUNE 30, 2023	83
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND THE TWELVE MONTHS ENDED JUNE 30, 2024, JUNE 30, 2023, AND JUNE 30, 2022	84
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND THE TWELVE MONTHS ENDED JUNE 30, 2024, JUNE 30, 2023, AND JUNE 30, 2022	85
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND THE TWELVE MONTHS ENDED JUNE 30, 2024, JUNE 30, 2023, AND JUNE 30, 2022	86
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024	87
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024	92
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023	97
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	102

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public

Accounting Firm

To the Stockholders and Board of Directors of
Investcorp Credit Management BDC, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Investcorp Credit Management BDC, Inc. and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the six-month period then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the six-month period then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Fair Value of Investments

As discussed in Note 4(d) to the consolidated financial statements, as of December 31, 2024, the fair value of the Company's investments classified as Level 3 measurements in the fair value hierarchy was approximately $173.4 million. As discussed in Note 2(j) and 4(d) to the consolidated financial statements, investments for which market quotations are not readily available or may be considered unreliable are fair valued, in good faith, using a method determined to be appropriate in the given circumstances, including the cost method, the market approach, and the income approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. To the

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

We identified the assessment of the fair value measurements of certain of the Company's Level 3 investments as a critical audit matter. The evaluation of these fair value measurements involved a high degree of subjective auditor judgment and specialized skills and knowledge. Specifically, the evaluation of assumptions related to market yields and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in the market approach for debt and equity investments required subjective auditor judgment as changes in the assumptions could have a significant impact on the estimate of the fair value of the investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s fair value measurement process for Level 3 investments. This included controls related to the development of the market yields and risk profiles used in yield analyses and financial performance multiples assumptions used in the market approach. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimate of fair value by developing:

•
independent market yields, for investments fair valued using an income approach, using available market information, such as market yields of comparable companies of similar credit risk
•
independent financial performance multiples, for investments fair valued using a market approach, using relevant market and portfolio company financial information
•
independent estimates of fair value for the selected investments and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 25, 2025

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

/s/ RSM US LLP

We served as the Company’s auditor from 2017 through September 25, 2024.

New York, New York

September 25, 2024

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2024	June 30, 2024	June 30, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $184,154,029, $189,319,802, and $219,319,251, respectively)	$188,602,029	$181,948,376	$210,150,018
Affiliated investments, at fair value (amortized cost of $16,351,878, $15,149,238, and $23,979,565, respectively)	3,014,929	2,621,154	9,961,311
Total investments, at fair value (amortized cost of $200,505,907, $204,469,040, and $243,298,816, respectively)	191,616,958	184,569,530	220,111,329
Cash	771,483	158,768	1,093,758
Cash, restricted	11,333,064	4,950,036	8,057,458
Principal receivable	720,855	50,609	93,581
Interest receivable	1,576,381	1,301,516	2,041,877
Payment-in-kind interest receivable	85,399	66,625	46,088
Long-term receivable	489,365	631,667	—
Escrow receivable	—	97,173	—
Short-term receivable	160,901	—	—
Other receivables	—	—	1,050
Prepaid expenses and other assets	97,324	411,821	361,719
Total Assets	$206,851,730	$192,237,745	$231,806,860
Liabilities
Debt:
Revolving credit facility	$58,500,000	$43,000,000	$71,900,000
2026 Notes payable	65,000,000	65,000,000	65,000,000
Deferred debt issuance costs	(1,369,415)	(1,654,870)	(1,220,556)
Unamortized discount	(88,888)	(124,443)	(195,553)
Debt, net	122,041,697	106,220,687	135,483,891
Payable for investments purchased	1,474,677	7,425,000	1,795,297
Dividend payable	1,728,749	—	2,590,520
Income-based incentive fees payable	501,955	128,876	576,023
Base management fees payable	769,176	816,777	906,218
Interest payable	1,894,921	1,950,925	2,293,766
Directors' fees payable	81,323	—	15,755
Accrued expenses and other liabilities	757,102	685,271	445,082
Total Liabilities	129,249,600	117,227,536	144,106,552
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,406,244, 14,403,752, and 14,391,775 shares issued and outstanding, respectively)	14,406	14,404	14,392
Additional paid-in capital	203,505,480	203,103,263	203,327,714
Distributable earnings (loss)	(125,917,756)	(128,107,458)	(115,641,798)
Total Net Assets	77,602,130	75,010,209	87,700,308
Total Liabilities and Net Assets	$206,851,730	$192,237,745	$231,806,860
Net Asset Value Per Share	$5.39	$5.21	$6.09

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$8,680,899	$20,271,776	$23,822,181	$22,641,798
Non-controlled, affiliated investments	3,660	12,451	(20,611)	29,813
Total interest income	8,684,559	20,284,227	23,801,570	22,671,611
Payment in-kind interest income
Non-controlled, non-affiliated investments	2,329,399	2,028,744	1,250,169	102,720
Non-controlled, affiliated investments	42,079	77,680	70,070	208,470
Total payment-in-kind interest income	2,371,478	2,106,424	1,320,239	311,190
Dividend income
Non-controlled, non-affiliated investments	—	54,138	101,755	—
Non-controlled, affiliated investments	—	—	—	296,126
Total dividend income	—	54,138	101,755	296,126
Payment in-kind dividend income
Non-controlled, non-affiliated investments	432,669	784,854	691,972	282,952
Non-controlled, affiliated investments	—	—	—	—
Total payment-in-kind dividend income	432,669	784,854	691,972	282,952
Other fee income
Non-controlled, non-affiliated investments	134,051	648,659	768,617	868,727
Non-controlled, affiliated investments	—	—	—	759
Total other fee income	134,051	648,659	768,617	869,486
Total investment income	11,622,757	23,878,302	26,684,153	24,431,365
Expenses:
Interest expense	3,752,412	8,606,309	8,413,409	6,633,587
Base management fees	1,671,831	3,800,693	4,201,394	4,594,588
Income-based incentive fees	501,540	(72,942)	401,597	(348,670)
Professional fees	718,289	1,239,122	984,290	1,302,513
Allocation of administrative costs from Adviser	382,064	1,360,194	966,045	1,247,205
Amortization of deferred debt issuance costs	306,004	576,475	693,333	621,111
Amortization of original issue discount - 2026 Notes	35,555	71,110	71,110	71,110
Insurance expense	255,536	479,502	506,963	512,347
Directors' fees	175,852	294,907	302,500	302,500
Custodian and administrator fees	147,986	316,128	292,267	334,214
Other expenses	346,109	713,789	516,160	446,330
Total expenses	8,293,178	17,385,287	17,349,068	15,716,835
Waiver of base management fees	(131,735)	(365,225)	(387,311)	(480,032)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	8,161,443	17,020,062	16,961,757	15,236,803
Net investment income before taxes	3,461,314	6,858,240	9,722,396	9,194,562
Income tax expense, including excise tax expense	315,075	267,150	294,330	270,618
Net investment income after taxes	$3,146,239	$6,591,090	$9,428,066	$8,923,944
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	$(8,114,711)	$(7,731,553)	$(26,890,095)	$(6,198,762)
Non-controlled, affiliated investments	—	(6,239,984)	—	(8,196,669)
Net realized gain (loss) from investments	(8,114,711)	(13,971,537)	(26,890,095)	(14,395,431)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	11,819,426	1,797,807	21,966,347	2,898,538
Non-controlled, affiliated investments	(808,865)	1,490,170	(1,269,815)	5,159,579
Net change in unrealized appreciation (depreciation) on investments	11,010,561	3,287,977	20,696,532	8,058,117
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	2,895,850	(10,683,560)	(6,193,563)	(6,337,314)
Net increase (decrease) in net assets resulting from operations	$6,042,089	$(4,092,470)	$3,234,503	$2,586,630
Basic and diluted:
Earnings per share	$0.42	$(0.28)	$0.22	$0.18
Weighted average shares of common stock outstanding	14,404,510	14,396,201	14,389,163	14,304,641
Distributions paid per common share	$0.24	$0.60	$0.63	$0.60

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022
Net assets at beginning of period	$75,010,209	$87,700,308	$93,509,392	$96,355,849
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	3,146,239	6,591,090	9,428,066	8,923,944
Net realized gain (loss) from investments	(8,114,711)	(13,971,537)	(26,890,095)	(14,395,431)
Net change in unrealized appreciation (depreciation) on investments	11,010,561	3,287,977	20,696,532	8,058,117
Net increase (decrease) in net assets resulting from operations	6,042,089	(4,092,470)	3,234,503	2,586,630
Stockholder distributions:
Distributions from net investment income	(3,457,199)	(8,637,842)	(9,065,336)	(8,630,756)
Distributions from capital gains	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(3,457,199)	(8,637,842)	(9,065,336)	(8,630,756)
Capital transactions:
Issuance of common shares (0 and 0 and 0 and 453,985, respectively)	—	—	—	3,141,576
Reinvestments of stockholder distributions	7,031	40,213	21,749	56,093
Net increase (decrease) in net assets resulting from capital transactions	7,031	40,213	21,749	3,197,669
Net increase (decrease) in net assets	2,591,921	(12,690,099)	(5,809,084)	(2,846,457)
Net assets at end of period	$77,602,130	$75,010,209	$87,700,308	$93,509,392

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$6,042,089	$(4,092,470)	$3,234,503	$2,586,630
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(23,516,420)	(62,524,462)	(51,269,621)	(144,746,910)
Payment in-kind interest and dividends	(2,785,373)	(2,870,741)	(1,968,260)	(633,752)
Sales and repayments of investments	22,952,501	92,303,435	61,928,745	153,877,788
Net realized (gain) loss on investments	8,114,711	13,971,537	26,890,095	14,395,431
Net change in unrealized appreciation/depreciation on investments	(11,010,561)	(3,287,977)	(20,696,532)	(8,058,117)
Amortization of discount/premium on investments	(802,286)	(2,049,993)	(1,311,770)	(2,662,806)
Amortization of deferred debt issuance costs	306,004	576,474	693,333	621,111
Amortization of original issue discount	35,555	71,110	71,110	71,110
Net (increase) decrease in operating assets:
Interest receivable	(274,865)	740,361	256,566	203,148
Payment-in-kind interest receivable	(18,774)	(20,537)	(43,951)	39,610
Principal receivable	(670,246)	42,972	741,462	5,040,250
Long-term receivable	142,302	(631,667)	—	—
Escrow receivable	97,173	(97,173)	—	—
Short-term receivable	(160,901)	—	—	—
Other receivables	-	1,050	(1,050)	427,208
Prepaid expenses and other assets	314,497	(50,102)	48,682	(34,204)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(5,950,323)	5,629,703	1,548,313	246,984
Interest payable	(56,004)	(342,841)	719,410	624,996
Directors fees payable	81,323	(15,755)	(5,025)	(8,079)
Accrued expenses and other liabilities	71,831	240,189	(375,015)	(294,737)
Base management fees payable	(47,601)	(89,441)	(147,845)	(16,517)
Income-based incentive fees payable	373,079	(447,147)	393,928	(465,790)
Net cash (used in) provided by operating activities	(6,762,289)	37,056,525	20,707,078	21,213,354
Cash Flows from Financing Activities:
Payments for deferred financing costs	(20,549)	(1,010,788)	—	(1,300,000)
Issuance of common shares	—	—	—	3,141,576
Distributions to stockholders	(1,721,419)	(11,188,149)	(8,610,939)	(8,505,056)
Repayments of Term loan	—	—	—	(102,000,000)
Proceeds from borrowing on revolving financing facility	15,500,000	37,100,000	46,900,000	182,835,346
Repayments of borrowing on revolving financing facility	—	(66,000,000)	(59,000,000)	(98,835,346)
Net cash (used in) provided by financing activities	13,758,032	(41,098,937)	(20,710,939)	(24,663,480)
Net change in cash	6,995,743	(4,042,412)	(3,861)	(3,450,126)
Cash:
Cash and restricted cash at beginning of year	5,108,804	9,151,216	9,155,077	12,605,203
Cash and restricted cash at end of period	$12,104,547	$5,108,804	$9,151,216	$9,155,077
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,808,417	$8,949,150	$7,693,998	$6,008,590
Cash paid for taxes	—	$267,150	$294,330	$270,618
Issuance of shares pursuant to Dividend Reinvestment Plan	$7,031	$40,213	$21,749	$56,093
Non-cash purchase of investments	$(29,716,835)	$(37,002,608)	$(16,865,488)	$(2,903,400)
Non-cash sale of investments	$29,716,835	$37,002,608	$16,865,488	$2,903,400

	December 31, 2024	June 30, 2024	June 30, 2023	June 30, 2023
Cash	$771,483	$158,768	$1,093,758	$2,550,021
Cash, restricted	11,333,064	4,950,036	8,057,458	6,605,056
Cash and restricted cash	$12,104,547	$5,108,804	$9,151,216	$9,155,077

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,123,863	$2,123,863	$2,081,386	2.68%	(4)(11)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	529,740	529,740	529,740	0.68%	(4)(5)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,472,500	5,447,097	5,472,500	7.05%	(11)
Total Commercial Services & Supplies					8,100,700	8,083,626
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	3,000,075	3,039,635	3,135,078	4.04%	(11)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 4.75% + 3.50% PIK (4.00% Floor)		3/8/2028	5,948,942	5,728,360	5,829,963	7.51%	(4)(11)
LABL, Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/30/2028	4,938,969	4,901,092	4,784,627	6.17%	(3)(11)
Total Containers & Packaging					13,669,087	13,749,668
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 9.75% PIK (1.00% Floor)		4/10/2026	4,849,251	4,849,251	4,849,251	6.25%	(4)(11)(15)
American Nuts Holdings, LLC Term Loan B	3M S + 11.75% PIK (1.00% Floor)		4/10/2026	5,012,146	1,427,117	944,940	1.22%	(4)(10)(11)(15)
Total Consumer Staples Distribution & Retail					6,276,368	5,794,191
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,019,794	3,974,677	3,698,210	4.77%	(4)(11)
Total Construction & Engineering					3,974,677	3,698,210
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	4,923,446	4,873,088	4,923,446	6.34%	(11)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,677	1,474,677	1,474,677	1.90%	(11)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,157,812	7,101,703	7,157,812	9.22%	(11)
Total Diversified Consumer Services					13,449,468	13,555,935
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Term Loan	3M S + 7.50% + 2.00% PIK		6/30/2025	1,163,599	1,163,599	1,253,778	1.62%	(4)
Total Electronic Equipment, Instruments & Components					1,163,599	1,253,778
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	1,989,111	1,858,313	1,851,862	2.39%	(4)(5)(11)(14)
Total Entertainment					1,858,313	1,851,862
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	4,187,500	4,130,991	4,072,344	5.25%	(11)
Max US Bidco Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/2/2030	4,962,500	4,744,622	4,875,656	6.28%	(11)
Total Food Products					8,875,613	8,948,000

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC Term Loan	3M S + 4.75% (0.50% Floor)		6/15/2028	2,977,500	$2,940,523	$2,977,500	3.84%	(11)
Total Hotels, Restaurants & Leisure					2,940,523	2,977,500
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% + 2.00% PIK (1.00% Floor)		1/15/2026	7,664,219	7,634,180	7,664,219	9.87%	(4)(11)
Total Household Durables					7,634,180	7,664,219
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	7,442,893	7,375,251	7,442,893	9.59%	(3)(11)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	3,851,399	3,832,941	3,851,399	4.96%	(11)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/15/2029	3,643,750	3,539,939	3,589,094	4.62%	(11)
Total Insurance					14,748,131	14,883,386
Interactive Media & Services
Uniguest Holdings Term Loan	3M S + 5.00% (1.00% Floor)		11/27/2030	5,555,556	5,460,071	5,472,222	7.05%	(5)(11)
Total Interactive Media & Services					5,460,071	5,472,222
IT Services
Argano, LLC Term Loan	1M S + 5.75% (1.00% Floor)		8/23/2029	3,975,543	3,888,812	3,955,666	5.10%	(5)(11)
Flatworld Intermediate Corporation Term Loan	3M S + 6.75% (1.00% Floor)		10/1/2027	2,221,622	2,193,533	2,221,622	2.86%	(5)(11)
Total IT Services					6,082,345	6,177,288
Professional Services
CareerBuilder, LLC Term Loan B3	1M S + 2.50% + 4.25% PIK (1.00% Floor)		7/31/2026	6,055,631	4,947,137	2,941,738	3.79%	(4)(10)(11)
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.50% (0.50% Floor)		4/9/2031	3,000,000	2,986,074	3,000,000	3.87%	(11)
Klein Hersh, LLC Term Loan - Last Out	3M S + -1.13% (0.50% Floor)		4/27/2028	11,645,948	7,616,667	9,258,529	11.93%	(11)(12)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,751,923	9,697,154	9,849,442	12.69%	(11)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	757,500	0.98%
Total Professional Services					25,997,032	25,807,209
Software
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50%		4/7/2023	1,736,618	1,736,618	260,201	0.34%	(7)(10)
Sandvine Corporation Term Loan	2.00%		6/28/2027	4,288,503	2,791,891	2,819,691	3.63%	(5)(6)(8)(10)(11)
Sandvine Corporation Tranche B Super Senior Term Loan	6M S + 9.00% (0.00% Floor)		11/7/2025	1,261,776	880,706	1,261,776	1.63%	(5)(6)(8)(11)
Total Software					5,409,215	4,341,668
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,900,000	4,877,188	4,716,250	6.08%	(11)
American Auto Auction Group, LLC Term Loan	3M S + 4.50% (0.75% Floor)		12/30/2027	5,663,576	5,404,695	5,663,576	7.30%	(11)
Victra Holdings, LLC Term Loan B	3M S + 5.25% (0.75% Floor)		3/30/2029	3,217,105	3,215,978	3,265,361	4.21%	(3)(11)
Total Specialty Retail					13,497,861	13,645,187
Trading Companies & Distributors
Fleetpride Inc. Term Loan B	1M S + 4.50% (0.50% Floor)		9/29/2028	2,962,500	2,937,086	2,762,531	3.56%	(3)(11)
PVI Holdings, Inc. Term Loan - Last Out	3M S + 4.94% (1.00% Floor)		1/18/2028	3,910,000	3,885,783	3,910,000	5.04%	(11)(13)
Xenon Arc, Inc. - Term Loan	3M S + 5.25% (0.75% Floor)		12/20/2028	8,760,000	8,760,000	8,760,000	11.28%	(11)
Total Trading Companies & Distributors					15,582,869	15,432,531
Total Senior Secured First Lien Debt Investments					154,720,052	153,336,480	197.59%

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(10)(11)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%
Equity, Warrants and Other Investments(16)
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(9)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	2,591,131	3.34%	(9)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(9)
Investcorp Transformer Aggregator LP - Equity Interest		12/15/2021		520,710	528,249	2,103,669	2.71%	(9)(17)
Total Commercial Services & Supplies					4,890,272	4,694,800
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	6,409,771	8.26%	(9)
Total Containers & Packaging					1,708,942	6,409,771
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	22,488	0.03%	(9)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	492,157	0.63%	(9)
Total Electronic Equipment, Instruments & Components					2,380,585	514,645
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	4,504,410	5.80%	(5)(9)(11)
Total Entertainment					4,968,408	4,504,410
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	+ 13.50% PIK	10/10/2023		4,000	4,000,000	6,000,000	7.73%	(4)(9)
Total Health Care Providers & Services					4,000,000	6,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	160,283	0.21%	(9)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	416,646	0.54%	(9)
Fusion Connect, Inc - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(9)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	160,283	0.21%	(9)
Fusion Connect, Inc. - Series A Preferred	+ 12.50% PIK	1/12/2022		500	7,192,447	6,666,775	8.59%	(4)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	96,211	0.12%	(9)
Total IT Services					8,477,053	7,500,198
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	436,000	0.56%	(9)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	735,000	0.95%	(9)(17)
Work Genius Holdings, Inc. - Equity Interest		6/6/2022		500	500,000	564,040	0.73%	(9)
Total Professional Services					1,200,000	1,735,040
Software
Advanced Solutions International - Preferred Stock		9/1/2020		888,170	1,000,000	2,788,854	3.59%	(9)
Sandvine Corporation - Equity Interest		6/28/2024		107,202	—	—	—%	(6)(8)(9)(11)
Total Software					1,000,000	2,788,854

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(16), continued
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,117,831	1.44%	(9)(17)
Total Trading Companies & Distributors					808,717	1,117,831
Total Equity, Warrants and Other Investments					29,433,977	35,265,549	45.44%
Total Non-Controlled/Non-Affiliated Investments					$184,154,029	$188,602,029	243.04%
Non-Controlled/Affiliated Investments (18)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Term Loan	+ 10.00% PIK		6/18/2027	854,966	854,966	889,164	1.15%	(4)
Techniplas Foreign Holdco Term Loan	+ 17.00% PIK		12/19/2026	1,159,774	1,113,952	1,304,746	1.68%	(4)
Total Automobile Components					1,968,918	2,193,910
Total Senior Secured First Lien Debt Investments					1,968,918	2,193,910	2.83%
Equity, Warrants and Other Investments(16)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	115,046	0.15%	(9)
Techniplas Foreign Holdco - Class C Preferred Units		12/5/2024		2,530,804	46,169	705,973	0.91%	(9)
Total Automobile Components					14,382,960	821,019
Total Equity, Warrants and Other Investments					14,382,960	821,019	1.06%
Total Non-Controlled/Affiliated Investments					$16,351,878	$3,014,929	3.89%
Total Investments					$200,505,907	$191,616,958	246.92%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 16 of the Consolidated Schedule of Investments as of December 31, 2024 for additional information on our restricted securities.
(2)
Unless indicated otherwise, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (see Note 4).
(3)
This investment represents a Level 2 investment (see Note 4).
(4)
Principal amount includes capitalized PIK interest unless otherwise noted.
(5)
Refer to Note 6 for more detail on the unfunded commitments.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 1.93% of the Company’s total assets, at fair value.
(7)
Security in default.
(8)
A portfolio company domiciled in Canada. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.
(9)
Securities are non-income producing.
(10)
Classified as non-accrual asset.
(11)
A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A. (“Capital One”).
(12)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority relative to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. The obligor under the first lien secured loans has a contractual obligation to pay a fixed annual amount of interest ratably each month. This payment is first applied to the first out tranche on the basis of SOFR plus 3.75% and the remaining amount (if any) is applied to the last out tranche. Therefore, the Company will receive variable interest income depending on the principal amount of the first out tranche and changes in the SOFR rate. The effective rate cannot be estimated in advance of the start of the SOFR accrual period for the first out tranche.
(13)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority ahead of the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 4.50% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(14)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “second out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “second out” and “third out” tranches with respect to payments of principal, interest, and any other amounts due thereunder.
(15)
The Company has entered into an Agreement Among Lenders that entitles the Company's investment in the Term Loan A to receive priority over its investment in the Term Loan B, whereby the Term Loan A is considered a “first out” tranche that will receive priority ahead of the Term Loan B as a “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances.

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

(16)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $36,086,568 at fair value and represented 46.50% of the Company’s net assets.
(17)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(18)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2024, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended December 31, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
Techniplas Foreign Holdco LP	Senior Secured First Lien Debt Investment (10.00% PIK)	$509,811	$42,519	$—	$—	$336,834	$889,164	$42,079
	Senior Secured First Lien Debt Investment (17.00% PIK)	—	1,113,951.85	—	—	190,794	1,304,746	3,660
	Class C Preferred Units	—	46,168.85	—	—	659,804	705,973	—
	Common Stock(e)	2,111,343	—	—	—	(1,996,297)	115,046	—
		$2,621,154	$1,202,640	$—	$—	$(808,865)	$3,014,929	$45,739

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
(e)
Investment is non-income producing.

P — Prime Rate (7.50% as of December 31, 2024)

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.33% as of December 31, 2024)

3M S — 3-month SOFR (4.31% as of December 31, 2024)

6M S — 3-month SOFR (4.25% as of December 31, 2024)

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Chemicals
South Coast Terminals, LLC	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	7,206,650	$7,166,474	$7,206,650	9.61%	(4)
Total Chemicals					7,166,474	7,206,650
Commercial Services & Supplies
Amerit	1M S + 7.00% (2.00% Floor)	12/13/2023	12/24/2025	7,425,000	7,301,918	7,350,750	9.80%	(10)
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,999,641	1,999,641	1,919,656	2.56%	(10)
Arborworks Acquisition LLC - Revolver (New)	15.00% PIK	11/6/2023	11/6/2028	1,011,689	1,011,689	1,011,689	1.35%	(4)
Northstar Group Services, Inc.	6M S + 4.75% (0.50% Floor)	5/8/2024	5/8/2030	5,500,000	5,472,738	5,472,500	7.30%	(10)
Retail Services WIS Corporation	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,156,855	6,124,477	6,156,855	8.21%	(10)
Total Commercial Services & Supplies					21,910,463	21,911,450
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC - Term Loan A	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,494,842	4,494,842	4,225,151	5.63%	(10)
American Nuts Holdings, LLC - Term Loan B	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,600,689	1,427,117	1,116,748	1.49%	(9)(10)
Total Consumer Staples Distribution & Retail					5,921,959	5,341,899
Construction & Engineering
Congruex Group LLC	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,959,596	3,910,347	3,662,626	4.88%	(10)
Total Construction & Engineering					3,910,347	3,662,626
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,420,188	3,602,984	4.80%	(10)
Bioplan USA, Inc. - Take-Back Term Loan	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,844,496	5,595,919	5,712,995	7.62%	(3)(10)
LABL, INC.	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	4,964,428	4,922,427	4,914,784	6.55%	(10)
Total Containers & Packaging					13,938,534	14,230,763
Diversified Consumer Services
Axiom Global Inc.	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,948,187	4,891,149	4,923,445	6.56%	(10)
LaserAway Intermediate Holdings II, LLC	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,194,708	7,129,933	7,194,708	9.59%	(10)
Total Diversified Consumer Services					12,021,082	12,118,153
Electronic Equipment, Instruments & Components
4L Technologies, Inc.	3M S + 9.50% + 1.68% PIK (1.00% Floor)	2/4/2020	6/30/2025	1,151,858	1,151,858	1,220,970	1.63%
Total Electronic Equipment, Instruments & Components					1,151,858	1,220,970
Entertainment
Crafty Apes, LLC	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	9,250,602	8,832,319	8,811,199	11.75%	(10)(13)
Total Entertainment					8,832,319	8,811,199

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Food Products
INW Manufacturing, LLC	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,312,500	$4,243,162	$3,967,500	5.29%	(10)
Max US Bidco Inc.	3M S + 5.00% (0.50% Floor)	10/4/2023	10/2/2030	4,987,500	4,755,238	4,875,281	6.50%	(10)
Total Food Products					8,998,400	8,842,781
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	2,992,500	2,950,295	2,947,612	3.93%	(10)
Total Hotels, Restaurants & Leisure					2,950,295	2,947,612
Household Durables
Easy Way Leisure Corporation	3M S + 7.50% + 2.00% PIK (1.00% Floor)	8/2/2021	1/15/2026	7,625,716	7,582,340	7,625,716	10.17%	(10)
Total Household Durables					7,582,340	7,625,716
Insurance
Asurion, LLC	3M S + 4.00%	6/13/2024	8/21/2028	7,480,964	7,406,155	7,406,155	9.87%	(10)
Total Insurance					7,406,155	7,406,155
IT Services
Flatworld Intermediate Corporation	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,233,784	2,201,362	2,183,524	2.91%	(4)(10)
Total IT Services					2,201,362	2,183,524
Professional Services
CareerBuilder, LLC	1M S + 2.50% + 4.25% PIK (1.00% Floor)	7/27/2017	7/31/2026	5,924,347	5,177,709	2,525,025	3.37%	(9)(10)
Crisis Prevention Institute, Inc.	3M S + 4.75% (0.50% Floor)	4/3/2024	4/9/2031	3,000,000	2,985,281	2,985,000	3.98%	(10)
Klein Hersh, LLC	3M S + 4.63% + 6.45% PIK (0.50% Floor)	4/21/2022	4/27/2027	11,645,948	9,684,970	5,581,240	7.44%	(3)(9)(10)(11)
Work Genius Holdings, Inc	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,801,923	9,737,425	9,777,418	13.03%	(10)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	748,125	1.00%
Total Professional Services					28,335,385	21,616,808
Software
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,736,618	—	—	(6)(9)
Sandvine Corporation	0.02	2/3/2023	6/28/2027	5,284,642	3,254,202	3,250,055	4.33%	(5)(7)(10)
Total Software					4,990,820	3,250,055
Specialty Retail
ALCV Purchaser, Inc.	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,000,000	4,968,582	4,687,500	6.25%	(10)
American Auto Auction Group, LLC	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,692,366	5,395,211	5,678,135	7.57%	(10)
Victra Holdings, LLC	3M S + 6.50% (0.75% Floor)	2/26/2024	3/30/2029	1,948,667	1,948,667	1,977,897	2.64%	(10)
Total Specialty Retail					12,312,460	12,343,532

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Trading Companies & Distributors
Fleetpride Inc.	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	2,977,500	$2,949,229	$2,962,612	3.94%	(10)
PVI Holdings, Inc.	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	3,930,000	3,902,420	3,930,000	5.24%	(10)(12)
Xenon Arc, Inc.	3M S + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	8,805,000	8,805,000	8,805,000	11.73%	(10)
Total Trading Companies & Distributors					15,656,649	15,697,612
Total Senior Secured First Lien Debt Investments					165,286,902	156,417,505	208.53%
Equity, Warrants and Other Investments
Commercial Services & Supplies
ArborWorks, LLC A-1 Common Units				1,035	—	—	—	(8)
ArborWorks, LLC A-1 Preferred				8,633	4,362,023	1,738,444	2.32%	(8)
ArborWorks, LLC B-1 Preferred				8,633	—	—	—	(8)
Investcorp Transformer Aggregator LP				520,710	528,249	1,269,377	1.70%	(8)
Total Commercial Services & Supplies					4,890,272	3,007,821
Containers & Packaging
Bioplan USA, Inc. - Common Stock				292,150	1,708,942	4,218,646	5.62%	(8)
Total Containers & Packaging					1,708,942	4,218,646
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Common Stock				149,918	2,171,581	62,965	0.08%	(8)
4L Technologies, Inc. Preferred Stock				2,289	209,004	1,362,015	1.82%	(8)
Total Electronic Equipment, Instruments & Components					2,380,585	1,424,980
Health Care Providers & Services
Discovery Behavioral Health Preferred Stock	13.50% PIK			4,000	4,000,000	5,400,000	7.20%	(8)
Total Health Care Providers & Services					4,000,000	5,400,000
IT Services
Fusion Connect, Inc. - Backstop Warrants				8,904,634	—	22,702	0.03%	(8)
Fusion Connect, Inc. - Common Stock				230,191	1,184,606	288,877	0.39%	(8)
Fusion Connect, Inc - Equity Investor Warrants				1,345,747	—	—	—	(8)
Fusion Connect, Inc. - Investor Warrants				8,904,634	—	22,702	0.03%	(8)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK			500	6,759,778	6,126,488	8.17%	(3)
FWS Parent Holding, LLC - Equity Interest				4,405	100,000	37,071	0.05%	(8)
Total IT Services					8,044,384	6,497,840
Professional Services
CF Arch Holdings LLC (Equity Interest)				200,000	200,000	454,000	0.61%	(8)
Victors CCC Aggregator LP				500,000	500,000	710,000	0.95%	(8)
Work Genius Holdings, Inc (Equity Interest)				500	500,000	906,625	1.21%	(8)
Total Professional Services					1,200,000	2,070,625

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments, continued
Software
Advanced Solutions International Preferred Equity				888,170	$1,000,000	$1,794,103	2.39%
Sandvine Corporation - Common Stock				107,202	—	—	—	(7)(8)
Sandvine Corporation - Common Stock				372,930	—	—	—	(7)(8)
Total Software					1,000,000	1,794,103
Trading Companies & Distributors
Pegasus Aggregator Holdings LP				9	808,717	1,116,856	1.49%	(8)
Total Trading Companies & Distributors					808,717	1,116,856
Total Equity, Warrants and Other Investments					24,032,900	25,530,871	34.04%
Total Non-Controlled/Non-Affiliated Investments					$189,319,802	$181,948,376	242.56%
Non-Controlled/Affiliated Investments(14)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP	10.00% PIK	6/19/2020	6/18/2027	$812,447	$812,447	$509,811	0.68%	(3)
Total Automobile Components					812,447	509,811
Total Senior Secured First Lien Debt Investments					812,447	509,811	0.68%
Equity, Warrants and Other Investments
Automobile Components
Techniplas Foreign Holdco LP Common Stock				879,559	14,336,791	2,111,343	2.81%	(8)
Total Automobile Components					14,336,791	2,111,343
Total Equity, Warrants and Other Investments					14,336,791	2,111,343	2.81%
Total Affiliated Investments					$15,149,238	$2,621,154	3.49%
Total Investments					$204,469,040	$184,569,530	246.06%

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
(8)
Securities are non-income producing.

See accompanying notes to consolidated financial statements.

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

Transactions related to investments in non-controlled “Affiliate Investments” for the twelve months ended June 30, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2023 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$(5,911,230)	$4,433,423	$—	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	630,870	—	(302,116)	(328,754)	—	—	—
	Revolver (3M LIBOR + 5.00%)	591,359	—	(2,365,434)	—	1,774,075	—	12,451
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	827,410	77,207	—	—	(394,806)	509,811	77,680
	Common Stock(e)	$6,433,865	—	—	—	(4,322,522)	2,111,343	—
		$9,961,311	$77,207	$(2,667,550)	$(6,239,984)	$1,490,170	$2,621,154	$90,131

(f)
The fair value of all investments were determined using significant unobservable inputs.
(g)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(h)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(i)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(j)
Investment is non-income producing.

PRIME — 8.50% as of June 30, 2024

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.34% as of June 30, 2024)

3M S — 3-month SOFR (5.32% as of June 30, 2024)

6M S — 3-month SOFR (5.25% as of June 30, 2024)

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2023

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Building Products
AHF Parent Holding, Inc.	3M S + 6.25% (0.75% Floor)	2/9/2022	2/1/2028	4,687,500	$4,656,726	$4,511,719	5.14%	(10)
Total Building Products					4,656,726	4,511,719
Chemicals
South Coast Terminals, LLC	1M L + 5.75% (1.00% Floor)	12/21/2021	12/10/2026	7,206,650	7,550,110	7,568,617	8.63%	(10)
Total Chemicals					7,550,110	7,568,617
Commercial Services & Supplies
Arborworks Acquisition LLC	3M L + 7.00% + 3.00% PIK (1.00% Floor)	11/24/2021	11/9/2026	8,033,532	7,976,037	6,025,149	6.87%	(6)(10)
Arborworks Acquisition LLC - Revolver	3M L + 7.00% (1.00% Floor)	11/24/2021	11/9/2026	1,308,407	1,308,407	981,305	1.12%	(4)(6)
Retail Services WIS Corporation	3M S + 7.75% (1.00% Floor)	5/20/2021	5/20/2025	6,508,087	6,440,129	6,443,006	7.35%	(10)
Total Commercial Services & Supplies					15,724,573	13,449,460
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC - Term Loan A	3M S + 6.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,760,262	3,030,698	3.46%	(3)(9)(10)
American Nuts Holdings, LLC - Term Loan B	3M S + 8.75% + 3.00% PIK (1.00% Floor)	4/4/2022	4/10/2026	3,788,372	3,759,975	3,030,698	3.46%	(3)(9)(10)
Total Consumer Staples Distribution & Retail					7,520,237	6,061,396
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,435,421	3,602,984	4.11%	(10)
Bioplan USA, Inc. - Take-Back Term Loan	3M S + 3.25% + 5.00% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,605,485	5,303,003	5,213,101	5.94%	(3)
Total Containers & Packaging					8,738,424	8,816,085
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,268,500	7,187,704	7,268,500	8.29%	(10)
Total Diversified Consumer Services					7,187,704	7,268,500
Electronic Equipment, Instruments & Components
4L Technologies, Inc.	3M S + 7.50% (1.00% Floor)	2/4/2020	6/30/2025	1,132,352	1,132,352	1,132,352	1.29%
Total Electronic Equipment, Instruments & Components					1,132,352	1,132,352
Entertainment
Crafty Apes, LLC	1M S + 7.06% (1.00% Floor)	12/23/2021	11/1/2024	8,000,000	7,959,319	7,640,000	8.71%	(10)(13)
Total Entertainment					7,959,319	7,640,000
Food Products
INW Manufacturing, LLC	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	4,562,500	4,467,824	4,288,750	4.89%	(10)
Total Food Products					4,467,824	4,288,750

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC	3M S + 4.25%	4/6/2023	7/10/2025	6,981,712	$6,304,958	$6,283,541	7.16%	(10)
Total Hotels, Restaurants & Leisure					6,304,958	6,283,541
Household Durables
Easy Way Leisure Corporation	3M S + 7.00% (1.00% Floor)	8/2/2021	1/15/2026	7,805,376	7,735,660	7,610,242	8.68%	(10)
Total Household Durables					7,735,660	7,610,242
Internet & Direct Marketing Retail
Potpourri Group, Inc.	1M S + 8.25% (1.50% Floor)	6/27/2019	7/3/2024	8,969,729	8,942,153	8,969,729	10.23%	(10)
Total Internet & Direct Marketing Retail					8,942,153	8,969,729
IT Services
Flatworld Intermediate Corporation	3M S + 6.50% (1.00% Floor)	10/3/2022	10/1/2027	2,420,270	2,376,950	2,359,764	2.69%	(10)
Fusion Connect, Inc. - 2022 Term Loan	3M S + 7.50% + 1.00% PIK (1.00% Floor)	1/12/2022	1/18/2027	6,838,831	6,684,667	6,684,957	7.62%	(3)(10)
NWN Parent Holdings LLC	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	8,402,893	8,350,223	8,423,901	9.61%	(10)
NWN Parent Holdings LLC - Revolver	3M S + 8.00% (1.00% Floor)	5/5/2021	5/7/2026	400,000	400,000	401,000	0.46%	(4)
Total IT Services					17,811,840	17,869,622
Machinery
Amerequip, LLC	6M S + 7.40% (1.00% Floor)	9/1/2022	8/31/2027	4,994,516	4,950,906	4,994,516	5.69%	(10)
Evergreen North America Acquisitions, LLC	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	4,467,360	4,394,797	4,400,349	5.02%	(10)
Evergreen North America Acquisitions, LLC - Revolver	3M S + 6.75% (1.00% Floor)	7/26/2022	8/13/2026	211,107	211,107	207,941	0.24%	(4)
Total Machinery					9,556,810	9,602,806
Professional Services
Archer Systems, LLC	3M S + 6.00% (1.00% Floor)	8/11/2022	8/11/2027	5,414,246	5,367,591	5,441,317	6.20%	(10)
CareerBuilder, LLC	3M L + 6.75% (1.00% Floor)	7/27/2017	7/31/2026	6,017,119	6,008,781	2,572,318	2.93%	(10)
Klein Hersh, LLC	3M S + 4.63% + 6.77% PIK (0.50% Floor)	4/21/2022	4/27/2027	10,390,813	10,275,044	8,078,857	9.21%	(3)(10)(11)
Work Genius Holdings, Inc	3M S + 7.50% (1.00% Floor)	6/6/2022	6/7/2027	9,901,923	9,819,740	9,629,620	10.98%	(10)
Work Genius Holdings, Inc - Revolver	3M S + 7.50% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	729,375	0.83%	(4)
Total Professional Services					32,221,156	26,451,487
Software
Advanced Solutions International	3M S + 6.00% (1.00% Floor)	9/1/2020	9/16/2025	6,750,000	6,675,818	6,750,000	7.70%	(10)
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,718,794	217,077	0.25%	(6)(9)
Sandvine Corporation	3M S + 4.50%	2/3/2023	10/31/2025	5,284,642	5,074,088	5,046,833	5.75%	(5)(7)(10)
Total Software					13,468,700	12,013,910
Specialty Retail
ALCV Purchaser, Inc.	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,200,000	5,152,059	5,148,000	5.87%	(10)
American Auto Auction Group, LLC	3M S + 5.00% (1.00% Floor)	4/12/2023	12/30/2027	4,239,241	3,888,170	3,878,905	4.42%	(10)
Total Specialty Retail					9,040,229	9,026,905

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Trading Companies & Distributors
Cook & Boardman Group, LLC	3M S + 5.75% (1.00% Floor)	10/12/2018	10/17/2025	9,547,181	$9,508,116	$9,213,030	10.51%	(10)
Empire Office Inc.	1M L + 6.75% (1.50% Floor)	3/28/2019	4/12/2024	11,976,967	11,923,473	11,947,025	13.62%	(10)
PVI Holdings, Inc.	3M S + 5.94% (1.00% Floor)	7/29/2022	7/16/2027	3,970,000	3,935,901	3,970,000	4.53%	(10)(12)
Xenon Arc, Inc.	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2027	8,895,000	8,818,485	8,895,000	10.14%	(10)
Xenon Arc, Inc. - Revolver	6M L + 5.25% (0.75% Floor)	12/27/2021	12/17/2026	253,333	253,333	253,333	0.29%	(4)
Total Trading Companies & Distributors					34,439,308	34,278,388
Total Senior Secured First Lien Debt Investments					204,458,083	192,843,509	219.89%
Equity, Warrants and Other Investments
Commercial Services & Supplies
Arborworks Acquisition LLC (Equity Interest)				62	62,112	—	—	(8)
Investcorp Transformer Aggregator LP				500,000	500,000	880,000	1.01%	(8)
Total Commercial Services & Supplies					562,112	880,000
Containers & Packaging
Bioplan USA, Inc. - Common Stock				292,150	1,708,941	4,142,687	4.72%	(8)
Total Containers & Packaging					1,708,941	4,142,687
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Common Stock				149,918	2,171,581	95,947	0.11%	(8)
4L Technologies, Inc. Preferred Stock				2,289	209,004	2,037,299	2.33%	(8)
Total Electronic Equipment, Instruments & Components					2,380,585	2,133,246
IT Services
Flatworld Intermediate Corporation - Equity Interest				4,405	100,000	38,722	0.04%	(8)
Fusion Connect, Inc. - Backstop Warrants				89,046	—	133,720	0.15%	(8)
Fusion Connect, Inc. - Common Stock				230,209	1,184,606	575,914	0.66%	(8)
Fusion Connect, Inc - Equity Investor Warrants				13,457	—	—	—	(8)
Fusion Connect, Inc. - Investor Warrants				89,046	—	133,720	0.15%	(8)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK			59,749	5,974,924	4,824,752	5.50%	(3)
Total IT Services					7,259,530	5,706,828
Professional Services
CF Arch Holdings LLC (Equity Interest)				200,000	200,000	318,000	0.36%	(8)
Victors CCC Aggregator LP				500,000	500,000	635,000	0.72%	(8)
Work Genius Holdings, Inc (Equity Interest)				500	500,000	833,680	0.95%	(8)
Total Professional Services					1,200,000	1,786,680

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2023

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments, continued
Software
Advanced Solutions International Preferred Equity				888,170	$1,000,000	$1,758,577	2.01%
Total Software					1,000,000	1,758,577
Trading Companies & Distributors
Pegasus Aggregator Holdings LP				9	750,000	898,491	1.02%	(8)
Total Trading Companies & Distributors					750,000	898,491
Total Equity, Warrants and Other Investments					14,861,168	17,306,509	19.73%
Total Non-Controlled/Non-Affiliated Investments					$219,319,251	$210,150,018	239.62%
Non-Controlled/Affiliated Investments(14)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP	10.00% PIK	6/19/2020	6/18/2027	735,240	735,240	827,410	0.94%	(3)
Total Automobile Components					735,240	827,410
Energy Equipment & Services
1888 Industrial Services, LLC - Term A	3M L + 5.00% PIK (1.00% Floor)	9/30/2016	8/31/2024	5,911,230	5,911,230	1,477,807	1.69%	(3)(9)
1888 Industrial Services, LLC - Term C	3M L + 5.00% (1.00% Floor)	6/25/2019	8/31/2024	630,870	630,870	630,870	0.72%	(9)
1888 Industrial Services, LLC - Revolver	3M L + 5.00% (1.00% Floor)	10/11/2016	8/31/2024	2,365,434	2,365,434	591,359	0.67%	(4)(9)
Total Energy Equipment & Services					8,907,534	2,700,036
Total Senior Secured First Lien Debt Investments					9,642,774	3,527,446	4.02%
Equity, Warrants and Other Investments
Automobile Components
Techniplas Foreign Holdco LP Common Stock				879,559	14,336,791	6,433,865	7.34%
Total Automobile Components					14,336,791	6,433,865
Energy Equipment & Services
1888 Industrial Services, LLC (Equity Interest)				11,881	—	—	—
Total Energy Equipment & Services					—	—
Total Equity, Warrants and Other Investments					14,336,791	6,433,865	7.34%
Total Affiliated Investments					$23,979,565	$9,961,311	11.36%
Total Investments					$243,298,816	$220,111,329	250.98%

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

Transactions related to investments in non-controlled “Affiliate Investments” for the year ended June 30, 2023 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2022 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(d)
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A (3M LIBOR + 5.00% PIK)	$1,477,807	$—	$—	$—	$—	$1,477,807	$—
	Senior Secured First Lien Term Loan C (3M LIBOR + 5.00%)	678,820	—	(47,950)	—	—	630,870	(20,611)
	Revolver (3M LIBOR + 5.00%)	556,152	140,826	—	—	(105,619)	591,359	—
	Common Equity Interest(e)	—	—	—	—	—	—	—
Techniplas Foreign Holdco LP	Senior Secured First Lien Term Loan (10.00% PIK)	931,265	70,051	—	—	(173,906)	827,410	70,070
	Common Stock(e)	$7,002,759	421,396	—	—	(990,290)	6,433,865	—
		$10,646,803	$632,273	$(47,950)	$—	$(1,269,815)	$9,961,311	$49,459

(k)
The fair value of all investments were determined using significant unobservable inputs.
(l)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(m)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(n)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(o)
Investment is non-income producing.

1M L — 1-month LIBOR (5.22% as of June 30, 2023)

3M L — 3-month LIBOR (5.55% as of June 30, 2023)

6M L — 6-month LIBOR (5.76% as of June 30, 2023)

PRIME — 8.25% as of June 30, 2023

PIK — Payment-In-Kind

1M S — 1-month SOFR (5.14% as of June 30, 2023)

3M S — 3-month SOFR (5.27% as of June 30, 2023)

6M S — 3-month SOFR (5.39% as of June 30, 2023)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024

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

CM Investment Partners LLC (the “Adviser”) serves as the Company’s investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank Holdings B.S.C., acquired the interests in the Adviser, which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”). On August 30, 2019, CM Finance, Inc. changed its name to Investcorp Credit Management BDC, Inc. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities.

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

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2024, June 30, 2024 and June 30, 2023, the Company had no taxable subsidiaries. The taxable subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

From inception through June 30, 2024, the Company reported on a June 30 fiscal year-end. On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31. See Note 3 for more information.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and Investcorp Credit Management BDC SPV LLC (“SPV LLC”), which are special purpose vehicles used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022, $196,178, $1,002,168, $491,359 and $1,256,008 of unamortized discounts upon prepayment were recorded as interest income, respectively.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Deferred fees (i.e. OID) are not amortized during periods in which a loan is placed on non-accrual status. Interest payments received on non-accrual loans are applied as reductions to principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. PIK interest is not accrued if management does not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2024, the Company had five loans on non-accrual status comprised of American Nuts Holdings, LLC Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3, Klein Hersh, LLC Senior Subordinated Note and Sandvine Corporation Term Loan, which collectively represented 3.64% of the Company’s portfolio at fair value. As of June 30, 2024, the Company had four loans on non-accrual status comprised of American Nuts Holdings, LLC Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3 and Klein Hersh, LLC Term Loan - Last Out, which collectively represented 5.00% of the Company’s portfolio at fair value. As of June 30, 2023, the Company had six loans on non-accrual status, 1888 Industrial Services, LLC – Term Loan A, Term Loan C and Revolver, American Nuts Holdings, LLC - Term Loan A and Term Loan B, and American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) Revolver, which collectively represented 4.08% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $2,371,478, $2,106,424, $1,320,239 and $311,190 during the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $432,669, $784,854, $691,972 and $282,952 during the periods ended December 31, 2024, June 30, 2024, June 30, 2023, and June 30, 2022 respectively.

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

f. Cash and Restricted Cash

Cash and restricted cash consist of bank demand deposits. The Company deposits its cash in financial institutions, and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by SPV LLC based on the terms of the relevant financing arrangement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds. As of December 31, 2024, a portion is Long-term receivable in the amount of $489,365, a portion is Short-term receivable in the amount of $160,901, and a portion is escrow receivable in the amount of $0 on the Consolidated Statements of Assets and Liabilities. The escrow is held as recourse for indemnity claims that may arise under the sale agreement. As of December 31, 2024, the Long-term receivable and the Escrow receivable are recorded at estimated fair value using Level 3 inputs. For the Escrow receivable, fair value is determined using a discounted cash flow analysis with the unobservable inputs being a probability of collection (0%) and a discount rate (6.8%). For the Long-term receivable, fair value is determined using a discounted cash flow analysis with the unobservable input being a discount rate (6.8%).

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

i. Investment Transactions and Expenses

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Purchases of loans, including delayed draw term loans and revolving credit facilities, are recorded on a fully committed basis.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last

“bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2024, June 30, 2024, or June 30, 2023.

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

Investments for which market quotations are not readily available or which may be considered unreliable are fair valued, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The valuation method of the Company may change as changes in the underlying company dictates, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income’’ which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company incurred excise tax expenses of $165,919, $264,386, $294,330 and $264,756 for the periods ended December 31, 2024, 2023, 2022 and 2021, respectively. The Company also incurred a federal tax expense of $149,156 for the period ended December 31, 2024. These expenses are included in the provision for tax expenses on the consolidated statement of operations.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022 the Company recorded distributions of $3.5 million, $8.6 million, $9.1 million and $8.6 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2021 and June 30, 2022 through the present remain subject to examination by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to prior year under distribution of ordinary income and nondeductible taxes paid as follows:

	As of December 31,	As of June 30,
	2024	2024	2023	2022
Additional paid-in capital	$395,188	$(264,652)	$(284,155)	$(264,971)
Distributable earnings	(395,188)	264,652	284,155	264,971

The tax character of all distributions paid by the Company during the periods ended December 31, 2024, June 30, 2024 and June 30, 2023 were ordinary income.

At December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022, the components of distributable earnings/(loss) on a tax basis are as follows:

	As of December 31,	As of June 30,
	2024	2024	2023	2022
Undistributed net investment income	$7,434,221	$7,476,383	$11,648,379	$9,342,951
Accumulated capital gains (losses) and other	(996,499)	(14,786,107)	(27,970,779)	(15,703,257)
Capital loss carryover	(123,567,107)	(101,070,039)	(73,713,555)	(57,692,925)
Unrealized appreciation (depreciation)	(8,788,371)	(19,727,695)	(23,015,323)	(43,884,017)
Distributions payable	—	—	(2,590,520)	(2,157,872)
Distributable earnings (loss)	$(125,917,756)	$(128,107,458)	$(115,641,798)	$(110,095,120)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As of December 31, 2024, the Company had a net short-term capital loss carryforward of $2,255,814 and a net long-term capital loss carryforward of $121,311,293 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of December 31, 2024, the Company had a post-October short-term capital loss deferral of $494,544 and a post-October long-term capital loss deferral of $0. These losses were deemed to arise on January 1, 2025.

l. Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

m. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 and concluded that the application of this guidance impacted financial statement disclosures only and did not affect the Company's consolidated financial position or the consolidated results of its operations and related disclosures. See Note 15 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to income tax disclosures, which requires more detailed income tax disclosures, chiefly by providing disaggregated information about the effective tax rate reconciliation and expanded information on income taxes paid by jurisdiction. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements.

Note 3. Change in Year End

On September 18, 2024, the Company’s Board changed the Company’s fiscal year end from June 30 to December 31, effective December 31, 2024. Our 2024 fiscal year consists of the six month transition period beginning July 1, 2024 through December 31, 2024. Financial statements for the twelve months ended June 30, 2024 and 2023 continue to be presented on the basis of our previous fiscal year end.

The following is selected financial data for the six month transition period ending December 31, 2024 and the comparable prior year period:

	Six Months Ended December 31,
	2024	2023 (Unaudited)
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$8,680,899	$10,618,887
Non-controlled, affiliated investments	3,660	540
Total interest income	8,684,559	10,619,427
Payment in-kind interest income
Non-controlled, non-affiliated investments	2,329,399	667,500
Non-controlled, affiliated investments	42,079	38,080
Total payment-in-kind interest income	2,371,478	705,580
Dividend income
Non-controlled, non-affiliated investments	—	—
Non-controlled, affiliated investments	—	—
Total dividend income	—	—
Payment in-kind dividend income
Non-controlled, non-affiliated investments	432,669	382,433
Non-controlled, affiliated investments	—	—
Total payment-in-kind dividend income	432,669	382,433
Other fee income
Non-controlled, non-affiliated investments	134,051	433,454
Non-controlled, affiliated investments	—	—
Total other fee income	134,051	433,454
Total investment income	11,622,757	12,140,894
Expenses:
Interest expense	3,752,412	4,475,119
Base management fees	1,671,831	1,959,179
Income-based incentive fees	501,540	(72,942)
Professional fees	718,289	626,388
Allocation of administrative costs from Adviser	382,064	892,420
Amortization of deferred debt issuance costs	306,004	271,294
Amortization of original issue discount - 2026 Notes	35,555	35,555
Insurance expense	255,536	225,968
Directors' fees	175,852	146,250
Custodian and administrator fees	147,986	146,861
Other expenses	346,109	215,827
Total expenses	8,293,178	8,921,919
Waiver of base management fees	(131,735)	(194,895)
Waiver of income-based incentive fees	—	—
Net expenses	8,161,443	8,727,024
Net investment income before taxes	3,461,314	3,413,870
Income tax expense, including excise tax expense	315,075	210,244
Net investment income after taxes	$3,146,239	$3,203,626
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	$(8,114,711)	$(5,871,039)
Non-controlled, affiliated investments	—	—
Net realized gain (loss) from investments	(8,114,711)	(5,871,039)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	11,819,426	(513,221)
Non-controlled, affiliated investments	(808,865)	(1,371,430)
Net change in unrealized appreciation (depreciation) on investments	11,010,561	(1,884,651)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	2,895,850	(7,755,690)
Net increase (decrease) in net assets resulting from operations	$6,042,089	$(4,552,064)
Basic and diluted:
Earnings per share	$0.42	$(0.32)
Weighted average shares of common stock outstanding	14,404,510	14,393,398
Distributions paid per common share	$0.24	$0.30

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

b. Investments

The composition of the Company’s investments as of December 31, 2024, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$156,688,970	78.15%	$155,530,390	81.17%
Unsecured Debt Investments	—	—%	—	—%
Equity, Warrants and Other Investments	43,816,937	21.85%	36,086,568	18.83%
Total	$200,505,907	100.00%	$191,616,958	100.00%

The composition of the Company’s investments as of June 30, 2024, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$166,099,349	81.23%	$156,927,316	85.02%
Equity, Warrants and Other Investments	38,369,691	18.77%	27,642,214	14.98%
Total	$204,469,040	100.00%	$184,569,530	100.00%

The composition of the Company’s investments as of June 30, 2023, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$214,100,857	88.00%	$196,370,955	89.21%
Equity, Warrants and Other Investments	29,197,959	12.00%	23,740,374	10.79%
Total	$243,298,816	100.00%	$220,111,329	100.00%

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2024, June 30, 2024 and June 30, 2023:

	December 31, 2024		June 30, 2024		June 30, 2023
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$27,542,249	14.37%	$23,687,433	12.84%	$28,238,167	12.83%
Containers & Packaging	20,159,439	10.52%	18,449,409	10.00%	12,958,772	5.89%
Trading Companies & Distributors	16,550,362	8.64%	16,814,468	9.11%	35,176,879	15.98%
Insurance	14,883,386	7.77%	7,406,155	4.01%	—	—%
IT Services	13,677,485	7.14%	8,681,364	4.70%	9,026,905	4.10%
Specialty Retail	13,645,186	7.12%	12,343,532	6.69%	14,329,460	6.51%
Diversified Consumer Services	13,555,936	7.07%	12,118,153	6.57%	23,576,450	10.71%
Commercial Services & Supplies	12,778,427	6.67%	24,919,271	13.50%	4,288,750	1.95%
Food Products	8,948,000	4.67%	8,842,781	4.79%	7,268,500	3.30%
Household Durables	7,664,219	4.00%	7,625,716	4.13%	7,610,242	3.46%
Software	7,130,522	3.72%	5,044,158	2.73%	13,772,487	6.26%
Entertainment	6,356,272	3.32%	8,811,199	4.77%	7,640,000	3.47%
Health Care Providers & Services	6,000,000	3.13%	5,400,000	2.93%	—	—%
Consumer Staples Distribution & Retail	5,794,191	3.02%	5,341,899	2.89%	6,061,396	2.75%
Interactive Media & Services	5,472,222	2.86%	—	—%	—	—%
Construction & Engineering	3,698,210	1.93%	3,662,626	1.99%	—	—%
Automobile Components	3,014,929	1.57%	2,621,154	1.42%	7,261,275	3.30%
Hotels, Restaurants & Leisure	2,977,500	1.56%	2,947,612	1.60%	6,283,541	2.85%
Electronic Equipment, Instruments & Components	1,768,423	0.92%	2,645,950	1.43%	3,265,598	1.48%
Chemicals	—	—%	7,206,650	3.90%	7,568,617	3.44%
Machinery	—	—%	—	—%	9,602,806	4.36%
Internet & Direct Marketing Retail	—	—%	—	—%	8,969,729	4.08%
Energy Equipment & Services	—	—%	—	—%	2,700,036	1.23%
Building Products	—	—%	—	—%	4,511,719	2.05%
Total	$191,616,958	100.00%	$184,569,530	100.00%	$220,111,329	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2024, June 30, 2024 and June 30, 2023:

	December 31, 2024		June 30, 2024		June 30, 2023
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$57,924,569	30.23%	$58,910,596	31.92%	$94,658,227	43.00%
U.S. West	50,821,899	26.52%	56,404,520	30.56%	44,911,266	20.40%
U.S. Southeast	32,190,267	16.80%	31,435,714	17.03%	20,803,349	9.45%
U.S. Midwest	24,291,767	12.68%	24,434,485	13.24%	26,602,440	12.09%
U.S. Southwest	14,594,690	7.62%	3,416,612	1.85%	10,367,607	4.71%
U.S. Mid-Atlantic	7,712,299	4.02%	6,717,548	3.64%	17,721,607	8.05%
International	4,081,467	2.13%	3,250,055	1.76%	5,046,833	2.30%
Total	$191,616,958	100.00%	$184,569,530	100.00%	$220,111,329	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended December 31, 2024, the Company made investments in new and existing portfolio companies of approximately $23.0 million, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2024, the Company made investments in new and existing portfolio companies of approximately $60.4 million, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2024, the Company made investments of $0.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the twelve months ended June 30, 2024, the Company made investments of $2.2 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in Notes Payable. The Company enters into derivative contracts as part of its investment strategies. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At December 31, 2024, June 30, 2024 and June 30, 2023 the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$18,255,412	$137,274,978	$155,530,390
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	36,086,568	36,086,568
Total Investments	$—	$18,255,412	$173,361,546	$191,616,958

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2024:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2024	$156,927,316	$27,642,214	$184,569,530
Purchases (including PIK interest)	25,822,955	478,838	26,301,793
Sales and repayments	(22,871,991)	—	(22,871,991)
Amortization	794,619	—	794,619
Net realized gains (losses)	(8,114,711)	—	(8,114,711)
Transfers in	—	4,968,408	4,968,408
Transfers out	(23,328,055)	—	(23,328,055)
Net change in unrealized (depreciation) appreciation	8,044,845	2,997,108	11,041,953
Fair value at December 31, 2024	$137,274,978	$36,086,568	$173,361,546
Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2024	$8,193,187	$2,997,108	$11,190,295

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2024:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$23,740,374	$220,111,329
Purchases (including PIK interest)	60,523,383	4,871,820	65,395,203
Sales and repayments	(92,303,435)	—	(92,303,435)
Amortization	2,049,993	—	2,049,993
Net realized gains (losses)	(13,909,425)	(62,112)	(13,971,537)
Transfers in	—	4,362,023	4,362,023
Transfers out	(4,362,023)	—	(4,362,023)
Net change in unrealized (depreciation) appreciation	8,557,868	(5,269,891)	3,287,977
Fair value at June 30, 2024	$156,927,316	$27,642,214	$184,569,530
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2024	$(69,131)	$(5,332,004)	$(5,401,135)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2023:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2022	$214,858,036	$18,825,950	$233,683,986
Purchases (including PIK interest)	51,824,515	1,413,366	53,237,881
Sales and repayments	(61,928,745)	—	(61,928,745)
Amortization	1,311,770	—	1,311,770
Net realized gains (losses)	(9,515,487)	—	(26,890,095)
Transfers in	—	1,708,942	1,708,942
Transfers out	(1,708,942)	—	(1,708,942)
Net change in unrealized (depreciation) appreciation	1,529,808	1,792,116	20,696,532
Fair value at June 30, 2023	$196,370,955	$23,740,374	$220,111,329
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2023	$(7,507,021)	$1,377,567	$(6,129,454)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the six months ended December 31, 2024, $18,359,647 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency. During the twelve months ended June 30, 2024 and June 30, 2023, there were no transfers from Level 3 to Level 2. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Consolidated Statements of Operations.

During the six months ended December 31, 2024, $4,968,408 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the twelve months ended June 30, 2024, June 30, 2023, and June 30, 2022, $4,362,023, $1,708,942, and $1,184,506 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of December 31, 2024, June 30, 2024 and June 30, 2023. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured notes is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of December 31, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$102,502,885	Income Approach	Market Yields	11.8%	8.7%-18.0%
Senior Secured First Lien Debt Investments	6,080,589	Market Comparable Approach	EBITDA Multiple	18.4x	11.5x - 28.4x
Senior Secured First Lien Debt Investments	—	Market Comparable Approach	Revenue Multiple	N/A	N/A
Senior Secured First Lien Debt Investments	25,611,612	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	3,079,892	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	—	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	6,666,774	Income Approach	Market Yields	17.4%	17.4%
Equity, Warrants and Other Investments	24,915,384	Market Comparable Approach	EBITDA multiple	12.6x	4.7x - 28.4x
Equity, Warrants and Other Investments	4,504,410	Recent Transaction	Recent Transaction	N/A	N/A
	$173,361,546

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

(2) Weighted by fair value.

	Fair Value as of June 30, 2024	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$118,225,491	Income Approach	Market Yields	13.8%	10.3% - 22.8%
Senior Secured First Lien Debt Investments	10,365,103	Market Comparable Approach	EBITDA Multiple	9.3x	4.5x – 13.3x
Senior Secured First Lien Debt Investments	—	Market Comparable Approach	Revenue Multiple	N/A	N/A
Senior Secured First Lien Debt Investments	15,863,655	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	12,473,067	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	6,126,488	Income Approach	Market Yields	16.5%	16.5%
Equity, Warrants and Other Investments	21,515,726	Market Comparable Approach	EBITDA Multiple	10.3x	4.5x – 18.2x
Equity, Warrants and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
	$184,569,530

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

2) Weighted by fair value.

	Fair Value as of June 30, 2023	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$161,776,983	Income Approach	Market Yields	13.3%	10.1% - 18.0%
Senior Secured First Lien Debt Investments	13,895,260	Market Comparable Approach	EBITDA Multiple	17.3x	5.7x – 21.2x
Senior Secured First Lien Debt Investments	5,272,355	Market Comparable Approach	Revenue Multiple	0.3x	0.30x – 0.38x
Senior Secured First Lien Debt Investments	15,209,280	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	217,077	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	4,824,752	Income Approach	Market Yields	18.0%	18.0%
Equity, Warrants and Other Investments	18,915,622	Market Comparable Approach	EBITDA multiple	8.7x	5.7x – 24.2x
Equity, Warrants and Other Investments	—	Market Comparable Approach	Revenue Multiple	0.3x	0.3x
	$220,111,329

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

(2) Weighted by fair value.

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

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of December 31, 2024, June 30, 2024, and June 30, 2023 there were $58.5 million, $43.0 million, and $71.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of December 31, 2024, SPV LLC had a notional amount of $167.7 million, which included $154.7 million of the Company’s portfolio investments at fair value, $1.6 million in accrued interest receivable and $11.3 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2024, SPV LLC had a notional amount of $167.7 million, which included $153.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $5.0 million in cash held by the trustees of the Capital One Revolving Financing. As of June 30, 2023, SPV LLC had a notional amount of $194.0 million, which included $181.5 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $8.1 million in cash held by the trustees of the Capital One Revolving Financing. For the six months ended December 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $49.1 million and 7.99%, respectively. For the twelve months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $63.7 million and 8.09%, respectively. For the year ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $80.4 million and 5.95%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At December 31, 2024, June 30, 2024, and June 30, 2023 the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $58.5 million, $43.0 million, and $71.9 million, respectively, which the Company concluded was a Level 3 fair value.

As of December 31, 2024, the carrying amount of the Capital One Revolving Financing was $57.5 million, aggregate principal balance of $58.5 million net with deferred debt issuance costs of $1.0 million.

On March 31, 2021, the Company closed the public offering of $65 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000 were approximately $63.1 million.

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

As of December 31, 2024, the carrying amount of the 2026 Notes was $64.6 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $325,000 and unamortized discount of $88,888, at a current yield of 5.02%. As of June 30, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.29%. As of June 30, 2023, the carrying amount of the 2026 Notes was $64.8 million on an aggregate principal balance of $65.0 million at a weighted average effective yield of 5.21%. As of December 31, 2024, June 30, 2024 and June 30, 2023, the fair value of the 2026 Notes was $63.2 million, $59.9 million and $58.2 million, respectively. The Company concluded that this was Level 3 fair value under ASC 820.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2024, June 30, 2024 and June 30, 2023 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

	December 31, 2024	June 30, 2024	June 30, 2023
2024	$—	$—	$—
2025	—	—	—
2026 and beyond	123,500,000	108,000,000	136,900,000
Total long-term debt	$123,500,000	$108,000,000	$136,900,000

For the six months ended December 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $114.1 million and 6.20%, respectively. For the twelve months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $128.7 million and 6.44%, respectively. For the twelve months ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $145.4 million and 5.64%, respectively.

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

The Company’s Board of Directors declared the following quarterly distributions during the transition period:

Declared Date	Ex-Date	Record Date	Pay Date	Amount per Share	Fiscal Quarter
September 18, 2024	October 15, 2024	October 16, 2024	November 6, 2024	$0.12	1st 2024*
November 6, 2024	December 19, 2024	December 20, 2024	January 8, 2025	$0.12	2nd 2024*

*Quarter in the transition period ended December 31, 2024.

Loans funded by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments as of December 31, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Uniguest Holdings - DDTL	$1,111,111	$—	—	11/27/2030
Argano, LLC - DDTL	869,565	—	—	8/23/2029
Arborworks Acquisition LLC – Revolver	712,496	—	—	11/6/2028
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Sandvine Corporation - DDTL	398,456	—	—	10/3/2025
Uniguest Holdings - Revolver	333,333	—	—	11/27/2030
Argano, LLC - Revolver	144,928	—	—	8/23/2029
Total Unfunded Commitments	$4,630,192	$—

The following table details the Company’s unfunded commitments as of June 30, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
South Coast Terminals LLC – Revolver	$967,742	$—	0.50%	12/10/2026
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
Arborworks Acquisition LLC – Revolver	230,547	—	—	11/6/2028
Total Unfunded Commitments	$1,765,857	$—

The following table details the Company’s unfunded commitments as of June 30, 2023:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Amerequip, LLC – Revolver	$967,742	$—	0.50%	8/31/2027
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/2026
NWN Parent Holdings LLC – Revolver	800,000	—	0.50%	5/7/2026
Xenon Arc, Inc. – Revolver	746,667	—	0.50%	12/17/2026
Archer Systems, LLC – Revolver	603,175	—	0.50%	8/11/2027
Flatworld Intermediate Corporation – Revolver	567,567	—	0.50%	10/1/2027
Arborworks Acquisition LLC – Revolver	554,947	—	0.50%	11/9/2026
Evergreen North America Acquisitions, LLC – Revolver	276,064	—	0.50%	8/13/2026
1888 Industrial Services, LLC – Revolver	186,990	—	0.50%	8/31/2024
Total Unfunded Commitments	$5,670,894	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022:

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022
Base management fees	$1,671,831	$3,800,693	$4,201,394	$4,594,588
Waiver of base management fees	(131,735)	(365,225)	(387,311)	(480,032)
Income-based incentive fees	501,540	(72,942)	401,597	(348,670)
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	382,064	1,360,194	966,045	1,247,205
Total net expense to affiliates	$2,423,700	$4,722,720	$5,181,725	$5,013,091

The following table provides balances resulting from transactions under the Advisory and Administration Agreements with the Adviser as of December 31, 2024, June 30, 2024 and June 30, 2023:

	December 31, 2024	June 30, 2024	June 30, 2023
Due from affiliate	$—	$—	$—
Total amount due from affiliate	$—	$—	$—

Base management fees payable	$769,176	$816,777	$906,218
Income-based incentive fees payable	501,955	128,876	576,023
Capital gains fee payable	—	—	—
Allocation of administrative costs from Adviser payable(1)	27,868	52,874	172,308
Total amount due to affiliates	$1,298,999	$998,527	$1,654,549

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

For the six months ended December 31, 2024, $1,671,831 in Base Management Fees were earned by the Adviser, of which $131,735 was waived and $769,176 was payable at December 31, 2024. For the twelve months ended June 30, 2024, $3,800,693 in Base

Management Fees were earned by the Adviser, of which $365,225 was waived and $816,777 was payable at June 30, 2024. For the twelve months ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023. For the year ended June 30, 2022, $4,594,588 in Base Management Fees were earned by the Adviser, of which $480,032 was waived. As of June 30, 2022, $1,054,063 of such fees were payable.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means (1) through December 31, 2024, the period that commences on the last day of the fiscal quarter in which the Advisory Agreement became effective and ends on the last day of the fiscal quarter immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated, and (2) after December 31, 2024, the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the six months ended December 31, 2024, the Company incurred $501,540 of Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the twelve months ended June 30, 2023, the Company incurred $401,597 of Income Based-Fees. As of June 30, 2023, $201,817 of Income-Based Fees were currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the year ended June 30, 2022, the Company wrote off $348,670 in previously deferred Income-Based incentive fees and incurred no incentive fees related to Pre-Incentive Fee Net Investment Income, of which none was waived. As of June 30, 2022, $182,095 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of December 31, 2024, June 30, 2024, June 30, 2023, and June 30, 2022, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $382,064, $1,360,194, $966,045, and $1,247,205 under the Administration Agreement for the periods ended December 31, 2024, June 30, 2024, June 30, 2023, and June 30, 2022 respectively. As of December 31, 2024, June 30, 2024, and June 30, 2023, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $27,868, $52,874, and $172,308 respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairman of the audit committee receives an annual fee of $7,500. The chairperson of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the periods ended December 31, 2024, June 30, 2024, June 30, 2023, and June 30, 2022 the Company recorded directors’ fees of $175,852, $294,907, $302,500, and $302,500 respectively. As of December 31, 2024, June 30, 2024, and June 30, 2023 the Company recorded directors’ fees payable of $81,323, $0, and $15,755 respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Six Months Ended December 31,	Twelve Months Ended June 30,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2024	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$6,042,089	$(4,092,470)	$3,234,503	$2,586,630
Weighted average shares of common stock outstanding	14,404,510	14,396,201	14,389,163	14,304,641
Basic/diluted net increase (decrease) in net assets from operations per share	$0.42	$(0.28)	$0.22	$0.18

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since July 1, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount per Share
August 25, 2021	September 24, 2021	October 14, 2021	$0.15
November 3, 2021	December 10, 2021	January 4, 2022	$0.15
February 3, 2022	March 11, 2022	March 31, 2022	$0.15
May 5, 2022	June 17, 2022	July 8, 2022	$0.15
August 25, 2022	September 23, 2022	October 14, 2022	$0.15
November 11, 2022	December 16, 2022	January 10, 2023	$0.13
November 11, 2022*	December 16, 2022	January 10, 2023	$0.02
February 2, 2023	March 10, 2023	March 30, 2023	$0.13
February 2, 2023*	March 10, 2023	March 30, 2023	$0.02
May 4, 2023	June 16, 2023	July 7, 2023	$0.13
May 4, 2023*	June 16, 2023	July 7, 2023	$0.05
September 14, 2023	October 12, 2023	November 2, 2023	$0.13
September 14, 2023*	October 12, 2023	November 2, 2023	$0.02
November 9, 2023	December 14, 2023	January 8, 2024	$0.12
November 9, 2023*	December 14, 2023	January 8, 2024	$0.03
February 8, 2024	March 15, 2024	April 5, 2024	$0.12
February 8, 2024*	March 15, 2024	April 5, 2024	$0.03
April 12, 2024	May 26, 2024	June 14, 2024	$0.12
April 12, 2024*	May 26, 2024	June 14, 2024	$0.03
September 18, 2024	October 16, 2024	November 6, 2024	$0.12
November 6, 2024	December 20, 2024	January 8, 2025	$0.12

* Supplemental distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	2024		2024		2023		2022
	Distribution		Distribution		Distribution		Distribution
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income and short-term capital gains	$3,457,199	100%	$8,637,842	100%	$9,065,336	100%	$8,630,756	100%
Long-term capital gains	—	—	—	—	—	—	—	—
Total	$3,457,199	100%	$8,637,842	100%	$9,065,336	100%	$8,630,756	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	2024		2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	14,403,752	$205,852,464	14,391,775	$205,812,251	14,385,810	$205,790,502	13,921,767	$202,592,833
Issuance of common shares	—	—	—	—	—	—	453,985	3,141,576
Reinvestments of stockholder distributions	2,492	7,031	11,977	40,213	5,965	21,749	10,058	56,093
Balance at end of period	14,406,244	$205,859,495	14,403,752	$205,852,464	14,391,775	$205,812,251	14,385,810	$205,790,502

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of year	$5.21	$6.09	$6.50	$6.92	$7.79	$10.51
Net investment income	0.22	0.46	0.65	0.62	0.65	1.03
Net realized and unrealized gains (losses)	0.20	(0.74)	(0.43)	(0.44)	(0.82)	(2.82)
Net increase (decrease) in net assets resulting from operations	0.42	(0.28)	0.22	0.18	(0.17)	(1.79)
Capital transactions(2)
Dividends from net investment income	(0.24)	(0.60)	(0.63)	(0.60)	(0.70)	(0.93)
Distributions from net realized gains	—	—	—	—	—	—
Net decrease in net assets resulting from capital transactions	(0.24)	(0.60)	(0.63)	(0.60)	(0.70)	(0.93)
Net asset value, end of year	$5.39	$5.21	$6.09	$6.50	$6.92	$7.79
Market value per share, end of year	$3.03	$3.36	$3.62	$4.24	$5.40	$3.49
Total return based on market value(3)	(2.12)%	10.52%	1.65%	(11.29)%	80.93%	(43.32)%
Shares outstanding at end of year	14,406,244	14,403,752	14,391,775	14,385,810	13,921,767	13,885,335
Ratio/Supplemental Data:
Net assets, at end of year	$77,602,130	$75,010,209	$87,700,308	$93,509,392	$96,355,849	$108,124,995
Ratio of total expenses to average net assets(6)	22.03%	22.29%	19.58%	16.15%	16.93%	16.02%
Ratio of net expenses to average net assets(6)	21.70%	21.83%	19.15%	15.67%	16.58%	15.56%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(6)	10.39%	11.59%	10.11%	7.33%	6.96%	7.41%
Ratio of net investment income before fee waiver to average net assets(5)(6)	7.72%	7.86%	10.03%	8.53%	8.24%	10.39%
Ratio of net investment income after fee waiver to average net assets(6)	8.05%	8.32%	10.46%	9.02%	8.58%	10.86%
Total Borrowings	$123,500,000	$108,000,000	$136,900,000	$149,000,000	$167,000,000	$183,375,000
Asset Coverage Ratio(4)	1.63	1.69	1.64	1.63	1.58	1.59
Portfolio Turnover Rate	12%	31%	22%	58%	35%	33%

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
(5)
Percentages have been revised for the twelve months ended June 30, 2024, 2023, 2022 and 2021.
(6)
Ratios are annualized for the Six Months Ended December 31, 2024.

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the periods ended December 31, 2024, June 30, 2024, June 30, 2023 and June 30, 2022:

	Six Months Ended December 31,	Twelve Months Ended June 30,
	2024	2024	2023	2022
Amendment Fee	$6,639	$105,677	$80,186	$109,266
Prepayment Fee Income	25,703	179,485	401,125	525,263
Other Fees	101,709	363,497	287,306	234,957
Other Fee Income	$134,051	$648,659	$768,617	$869,486

Note 14. Tax Information

As of December 31, 2024, June 30, 2024 and June 30, 2023, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	June 30, 2024	June 30, 2023
Tax cost	$200,405,331	$204,297,727	$243,126,654
Gross unrealized appreciation	15,986,982	9,137,901	7,371,220
Gross unrealized depreciation	(24,775,355)	(28,865,596)	(30,386,545)
Net unrealized investment depreciation	$(8,788,373)	$(19,727,695)	$(23,015,325)

Note 15. Segment Reporting

An operating segment is defined by ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s president and chief executive officer, and the chief financial officer act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering memorandum, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of changes in net assets (i.e. net increase in net assets resulting from operations), which is used by the CODM to make resource allocation decisions for the fund’s single segment and as a key metric in determining the amount of dividends to be distributed to the Company's shareholders, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to December 31, 2024 and through March 25, 2025, the Company invested a total of $3.9 million, which included investments in one new portfolio company and two existing portfolio companies, and received approximately $3.5 million from the repayment of two positions. As of March 25, 2025, the Company had investments in 42 portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On March 20, 2025, the Company’s board of directors declared a distribution for the quarter ended March 31, 2025 of $0.12 per share payable on May 16, 2025 to stockholders of record as of April 25, 2025.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024. Pursuant to rules established by the SEC, this transition report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, positions held by each of our directors and executive officers, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Year of Birth	Position(s) Held with Company	Terms of Office and Length of Time Served
Interested Director
Michael C. Mauer	1961	Chairman of the Board	Director since 2013; Term expires 2025
Suhail A. Shaikh	1968	President, Chief Executive Officer and Director	Director since 2023; Term expires in 2027

Independent Director		President, Chief Executive Officer and Director	Director since 2023; Term expires in 2027
Julie Persily	1965	Director	Director since 2013; Term expires 2026
Lee Shaiman	1956	Director	Director since 2020; Term expires 2026
Thomas Sullivan	1962	Director	Director since 2019; Term expires 2027

Executive Officer Who Is Not a Director
Walter Tsin	1971	Chief Financial Officer	Officer since 2024

Biographical Information

The Board considered whether each of the directors is qualified to serve as a director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board considered whether each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. For the purposes of this presentation, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Independent Directors

Julie Persily has served as a member of the Board and chair of the Compensation Committee of the Board since 2013. Since September 2019, Ms. Persily has served as chair of the Valuation Committee of the Board. Ms. Persily has also served as a director/trustee of Investcorp US Institutional Private Credit Fund, a private BDC, from 2022 to 2024; StepStone Private Credit Fund LLC, a private company that has elected to be regulated as a BDC, since 2023; Runway Growth Credit Fund Inc. (NASDAQ: RWAY), a publicly traded company that has elected to be regulated as a BDC, since 2016; and SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company, since April 2018. Ms. Persily retired in 2011 after serving as the Co-Head of Leveraged Finance and Capital Markets of Nomura Securities North America, a unit of Nomura Holdings Inc. (NYSE: NMR), a securities and investment banking company, since July 2010. Ms. Persily previously served in various capacities at Citigroup Inc. (NYSE: C), a financial services company, including as the Co-Head of the Leveraged Finance Group from December 2006 to November 2008, the Head of Acquisition Finance Group from December 2001 to November 2006 and as Managing Director from July 1999 to November 2001. From 1990 to 1999, Ms. Persily served in various capacities including as a Managing Director, Leveraged Finance at BT Securities Corp., a financial services company and a subsidiary of Bankers Trust Corp., which was acquired by Deutsche Bank in April 1999. From 1987 to 1989, Ms. Persily served as an analyst at Drexel Burnham Lambert, a securities and investment banking company. Ms. Persily received a B.A. in psychology and economics from Columbia College and a M.B.A in financing and accounting from Columbia Business School. We believe Ms. Persily’s extensive experience with structuring, negotiating and marketing senior loans, high yield and mezzanine financings brings important and valuable skills to the Board.

Lee Shaiman has served as a member of the Board and chair of the Audit Committee of the Board since May 7, 2020. Mr. Shaiman served as Executive Director of the Loan Syndications and Trading Association (“LSTA”) from January 2018 until his retirement in May 2024. Prior to joining the LSTA, Mr. Shaiman was the Chief Investment Officer and Portfolio Manager for the liquid-credit business at ArrowMark Colorado Holdings, LLC, where he led an investment team focused on investing in senior secured loans, held primarily in collateralized loan obligation vehicles. Prior to joining ArrowMark, Mr. Shaiman was a Managing Director and Senior Portfolio Manager and Chairman of the Debt Funds investment committee at GSO Capital Partners, a division of Blackstone. He was directly involved in all aspects of managing, structuring and raising funds primarily invested in senior secured loans. Since August 2024, Mr. Shaiman has also served as a director of certain open-end funds and closed-end funds of the Credit Suisse U.S. mutual fund complex. Mr. Shaiman received a Bachelor of Science in Economics from Rutgers University and a Master of Science in Accounting and Taxation from The Wharton School, University of Pennsylvania. We believe Mr. Shaiman’s extensive experience with financial institutions and his knowledge of capital markets, accounting and public company regulatory issues brings important and valuable skills to the Board.

Thomas Sullivan has served as a member of the Board since September 15, 2019. Since November 2019, Mr. Sullivan has served as chair of the Nominating and Corporate Governance Committee of the Board. Mr. Sullivan has served as a partner of SG Special Situations Fund L.P., whose investment manager is Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, since June 2016 where he is responsible for portfolio management. Prior to joining Standard General L.P., Mr. Sullivan was the managing partner of Smallwood Partners, LLC, a financial advisory services firm from 2009 to 2015 and a managing director of Investcorp International, Inc., a global middle market private equity firm from 1996 to 2008. Mr. Sullivan has served on numerous boards and committees over the prior twenty-five years. Mr. Sullivan served on the board of directors and as the chairman of the compensation committee of Spirit Realty Capital, Inc., a Maryland corporation from 2021 to February 2024. Mr. Sullivan also serves on the board of trustees of SMTA Liquidating Trust (successor to Spirit MTA REIT), a Maryland common law trust. Mr. Sullivan served as the chairman of the board of directors of NewHold Investment Corp., and as a member of its nominating committee, from July 2020 to July 2021. Mr. Sullivan served as the chairman of NewHold Investment Corp. II, and as a member of its nominating committee from September 2021 to April 2023. Prior to its dissolution on January 1, 2020 and the establishment of SMTA Liquidating Trust, Mr. Sullivan served on the board of trustees of Spirit MTA REIT, an externally managed, publicly traded REIT, and was chair of its compensation committee and a member of its audit committee and related party transactions committee. Mr. Sullivan also served as the chairman of the board of directors of Totes Isotoner Corporation, a private company, and was chairman of its compensation committee from 2020 to June 2024. Mr. Sullivan served as a member of the board of directors, including as a member of the audit committee, finance committee and budget advisory committee, of Media General Inc. from November 2013 to February 2017. Additionally, Mr. Sullivan served as a member of the board of directors, lead director of the suitability committee and chairperson of the nominating and governance committee of American Apparel Inc. from August 2014 to March 2016. Mr. Sullivan received a Bachelor of Science in Accountancy from Villanova University. We believe Mr. Sullivan’s extensive experience with financial institutions and his knowledge of capital markets and structured financing brings important and valuable skills to the Board.

Interested Directors

Michael C. Mauer has served as Vice Chairman of Private Credit at Investcorp since May 2024 and has served as Chairman of the Board and as a member of the Adviser’s investment committee since 2013. From 2013 to May 2024, Mr. Mauer served as Chief Executive Officer of the Company and as Co-Chief Investment Officer of the Adviser. Mr. Mauer served as a Senior Managing Director and head of the leveraged loan effort at Cyrus Capital Partners, L.P. (“Cyrus Capital”) from September 2011 to February 2014. Mr. Mauer resigned from Cyrus Capital upon our election to be regulated as a BDC. From July 2009 to September 2010, Mr. Mauer worked for Icahn Capital where he was a Senior Managing Director and a member of the investment team. In addition, he was in charge of the firm’s Marketing and Investor Relations. Prior to that, Mr. Mauer was a Managing Director at Citigroup Inc. (NYSE: C), a financial services company, from 2001 to 2009. During that time, he led several businesses including Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution. In addition, during this period he was a senior member of Citigroup Inc.’s credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. From 1988 to 2001, Mr. Mauer held several positions at JPMorgan including Head of North American Investment Grade and Leverage Loan Syndicate, Sales and Trading businesses. Mr. Mauer began his career in 1982 at Price Waterhouse & Co., where he was a Senior Accountant and a C.P.A. Mr. Mauer received a B.S. from the University of Scranton and an M.B.A. from Columbia University. We believe Mr. Mauer’s extensive investing, finance, and restructuring experience bring important and valuable skills to the Board.

Suhail A. Shaikh has served as Chief Executive Officer of the Company and Chief Investment Officer of the Adviser since May 2024, as President of the Company and member of the Adviser’s investment committee since February 2023 and as a member of the Board since September 2023. From January 2023 to May 2024, Mr. Shaikh served as Co-Chief Investment Officer of the Adviser. Prior to joining Investcorp, Mr. Shaikh served as the Head of U.S. Private Credit for Alcentra Group. Mr. Shaikh also served as Vice Chair of the Global Private Credit Investment Committee and was a Board member of Alcentra NY, LLC, external manager to funds managed by Alcentra Group. Mr. Shaikh also served as a member of Alcentra’s management committee. Mr. Shaikh was the Chief Executive Officer and Co-President of Alcentra Capital Corporation, a publicly listed business development company managed by Alcentra NY, LLC, and served on its Board of Directors. Prior to joining Alcentra, Mr. Shaikh was a senior investment professional with Solar Capital Partners LLC. Prior to being a private credit investor, Mr. Shaikh was in investment banking for over fifteen years as a leveraged finance specialist and financial sponsor banker at Bank of America Merrill Lynch, CIBC World Markets and JPMorgan & Co. He began his career as an investment analyst at Bankers Trust. Mr. Shaikh earned an M.B.A. from The Wharton School with a concentration in Finance and graduated with an A.B. in Computer Science and Economics from Middlebury College. We believe Mr. Shaikh’s extensive experience in investing, finance, and management bring important and valuable skills to the Board.

Executive Officer Who Is Not a Director

Walter Tsin has served as our Chief Financial Officer since July 2024. Mr. Tsin has also served as a Principal and Chief Financial Officer of Investcorp Credit Management (“ICM”). Mr. Tsin joined ICM on October 16, 2023. Previously, Mr. Tsin joined Seer Capital Management (“Seer”) as Managing Director and Chief Financial Officer in 2011. At Seer, Mr. Tsin was a member of the Valuation and Compliance Committees of Seer. Prior to joining Seer, Mr. Tsin was a Senior Manager at Rothstein Kass and Company, focused on various audit and tax engagements. Mr. Tsin holds a Bachelor of Science in Economics from Syracuse University. Mr. Tsin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our proxy statement for our 2024 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

Our code of ethics, which is signed by directors and executive officers of the Company, requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the code of ethics, which is available on our website under the “Corporate Governance” link at www.icmbdc.com, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the Audit Committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board.

Audit Committee

The members of the Audit Committee are Ms. Persily, Mr. Shaiman and Mr. Sullivan, each of whom is independent for purposes of the 1940 Act and NASDAQ corporate governance regulations. Mr. Shaiman serves as the chairperson of the Audit Committee. Our Board has determined that Mr. Shaiman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Act. The Board has adopted a charter of the Audit Committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.icmbdc.com.

The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls.

Insider Trading

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Item 11. Executive Compensation

Compensation of Chief Executive Officer and Other Executive Officers

Currently, none of our executive officers are compensated by us. We currently have no employees, and each of our executive officers is also an employee of our Adviser. Mr. Mauer has a direct ownership and financial interest in and may receive compensation and/or profit distributions from the Adviser. Mr. Shaikh also has a financial interest in and may receive compensation from the Adviser. None of Mr. Mauer or Mr. Shaikh receives any direct compensation from us. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Walter Tsin, our Chief Financial Officer, is paid by the Adviser, as our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by Mr. Tsin to us. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

Compensation of Directors

The following table shows information regarding the compensation received by our independent directors in office for the six months ended December 31, 2024. No compensation is paid to directors who are “interested persons” for their service as directors.

Name	Aggregate Cash Compensation from Investcorp Credit Management BDC, Inc.(1)	Total Compensation from Fund Complex(1)(2)
Independent Directors
Julie Persily	$31,500	$31,500
Lee Shaiman	$32,125	$32,125
Thomas Sullivan	$30,904	$30,904

(1)
For a discussion of the independent directors’ compensation, see below. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

The independent directors receive an annual fee of $75,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular Board meeting and each special telephonic Board meeting. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chair of the Audit Committee receives an annual fee of $7,500. The chairs of the Valuation Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receive an annual fee of $2,500, $2,500 and $2,500, respectively. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons” for their service as directors.

Compensation Committee

The members of the Compensation Committee are Ms. Persily, Mr. Shaiman and Mr. Sullivan, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Ms. Persily serves as chairperson of the Compensation Committee. The Compensation Committee is responsible for overseeing our compensation policies generally, evaluating executive officer performance, overseeing and setting compensation for our directors and, as applicable, our executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our annual proxy statement.

The Compensation Committee has the sole authority to retain and terminate any compensation consultant assisting the Compensation Committee, including sole authority to approve all such compensation consultants’ fees and other retention terms. The Compensation Committee may delegate its authority to subcommittees or the chairperson of the Compensation Committee when it deems appropriate and in our best interests.

A charter of the Compensation Committee is available in print to any stockholder who requests it, and it is also available on the Company’s website at www.icmbdc.com.

The Compensation Committee met one time during the fiscal year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors and none of the members is a present or past employee of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our transitional report on Form 10-KT.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2025, the beneficial ownership of each current director, each nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 24, 2025, are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 14,414,033 shares of common stock outstanding as of March 24, 2025.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Investcorp Credit Management BDC, Inc., 280 Park Avenue, 39th Floor, New York, NY 10017.

The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class
Interested Directors
Michael C. Mauer	114,612	(2)	*
Suhail A. Shaikh	7,000		*
Independent Directors
Julie Persily	24,562		*
Thomas Sullivan	10,000		*
Lee Shaiman	1,000		*
Executive Officer
Walter Tsin	—		*
Executive officers and directors as a group	157,174		1.09%
5% Holders
Stifel Venture Corp.	2,181,818	(3)	15.14%
Investcorp BDC Holdings Limited	3,582,354	(4)	24.85%

* Less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)
Includes one share held by Mr. Mauer’s wife.
(3)
Based on information obtained in an amended Schedule 13D filed jointly by Stifel Financial Corp. and Stifel Venture Corp. (“Stifel”) on October 4, 2019. The principal business address of Stifel is One Financial Plaza, 501 North Broadway, St. Louis, Missouri 63102.
(4)
Based on information obtained in a Schedule 13D/A as filed jointly on May 10, 2022 by Investcorp Credit Management US LLC (“Investcorp Credit Management US”), Investcorp BDC Holdings Limited, SIPCO Holdings Limited, and Investcorp S.A. Includes 3,582,354 shares directly owned by Investcorp BDC Holdings Limited, which includes 680,935 shares purchased in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder, as reported in Current Reports on Form 8-K filed by the Company on December 5, 2019, March 6, 2020 and September 7, 2021.

The following table sets forth as of March 24, 2025, the dollar range of our securities owned by our directors and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors:
Michael C. Mauer	Over $100,000
Suhail A. Shaikh	$10,001-$50,000
Independent Directors:
Julie Persily	$50,001-$100,000
Thomas Sullivan	$10,001-$50,000
Lee Shaiman	$1–$10,000
Executive Officer:
Walter Tsin	None

(1)
The dollar range of equity securities beneficially owned is based on the closing price for our common stock of $3.22 on March 24, 2025, on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)
Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the 1940 Act restricts the Company from participating in certain transactions with certain persons affiliated with the Company, including our officers, directors, and employees and any person controlling or under common control with us.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with the Company, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, the Company, Investcorp US Institutional Private Credit Fund, companies controlled by us and our employees and directors. The Company will not enter into any transactions unless and until we are satisfied that the transaction is not prohibited by the 1940 Act or, if such prohibitions exist, the Company has taken appropriate actions to seek Board review and approval or exemptive relief from the SEC for such transaction.

Investment Advisory Agreement

The Company entered into an investment advisory agreement with the Adviser on August 30, 2019 (the “Advisory Agreement”), in which certain of the Company’s directors and executive officers have ownership and financial interests. Mr. Mauer holds an approximate 17% interest in our Adviser. IVC Credit Management Financing, LLC holds an approximate 83% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a base management fee and an incentive fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The incentive fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, we will rely on investment professionals from the Adviser to assist the Board with the valuation of our portfolio investments. The Adviser’s management fee and incentive fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments.

Administration Agreement

The Company entered into an administration agreement with the Adviser on August 30, 2019 (the “Administration Agreement”) pursuant to which the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under this Administration Agreement, the Adviser performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. The Company reimburses the Adviser for the allocable portion (subject to the review of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and his respective staff. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser.

Co-investment Exemptive Relief

On July 20, 2021, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on March 19, 2019, which permits the Company to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

License Agreement

The Company has entered into a license agreement with the Adviser pursuant to which the Adviser has granted the Company a non-exclusive, royalty-free license to use the name “Investcorp.”

Other Conflicts of Interest

The Company may also have conflicts of interest arising out of the investment advisory activities of the Adviser. The Adviser may manage other investment funds, accounts or investment vehicles that invest or may invest in assets eligible for purchase by the Company. To the extent that the Company competes with entities managed by the Adviser or any of its affiliates for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal investment allocation policies, (b) the requirements of the Investment Advisers Act of 1940, as amended, and (c) certain restrictions under the 1940 Act regarding co-investments with affiliates.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the six months ended December 31, 2024 and RSM US LLP (“RSM”) served as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2024 and June 30, 2023. KPMG and RSM have advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table presents fees for professional services rendered by KPMG and RSM for the six months ended December 31, 2024 and by RSM for the fiscal years ended June 30, 2024 and 2023. Aggregate audit and tax fees in the table below consist of fees billed and paid:

	Six Months Ended December 31, 2024	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023
Audit Fees	$594,575	$416,125	$326,308
Audit-Related Fees	$—	$—	$—
Tax Fees	$18,900	$19,500	$19,500
All Other Fees	$—	$—	$—
TOTAL FEES	$613,475	$435,625	$345,808

Services rendered by KPMG and RSM in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(4)

3.3	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	First Supplemental Indenture, dated as of July 2, 2018, by and between Registrant and U.S. Bank National Association relating to the 6.125% Notes due 2023(3)

4.4	Description of Securities(16)

4.5	Second Supplemental Indenture, dated March 31, 2021, by and between Registrant and U.S. Bank National Association, relating to the 4.875% Notes due 2026(11)

4.6	Form of Global Note with respect to the 4.875% Notes due 2026(11)

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement, by and between Registrant and the Directors(1)

10.7	Registration Rights Agreement, dated December 17, 2013, by and between Registrant and certain stockholders(5)

10.8	Amended and Restated Collateral Management Agreement, dated February 28, 2017, by and among CM SPV and CM Investment Partners LLC(7)

10.9	Contribution Agreement, dated June 21, 2019, by and between Registrant and CM SPV(7)

10.10	Total Return Swap Transaction Confirmation Letter Agreement, dated June 21, 2019, by and between UBS and Registrant regarding the Class A-R Notes(7)

10.11	Global Master Repurchase Agreement (the “GMRA”), dated June 11, 2019, by and between UBS and Registrant(7)

10.12	Class A-2 Notes Subscription Agreement, dated June 21, 2019, by and between CM SPV and CM Finance Inc.(7)

10.13	Class A-2 Notes Placement Agency Agreement, dated June 21, 2019, by and between CM SPV and UBS Securities LLC(7)

10.14	Second Amended and Restated Revolving Credit Note Agreement, dated June 21, 2019, by and among CM SPV and U.S. Bank National Association(7)

10.15	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.16	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.17	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

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
10.25

Second Amendment to Loan, Security and Investment Management Agreement, dated November 18, 2022, by and among CM Investment Partners, LLC, as investment manager, Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders from time to time party thereto, Webster Bank, N.A., and Capital One, as administrative agent, swingline lender and as arranger(13)

10.26

Third Amendment to Loan, Security and Investment Management Agreement, dated June 14, 2023, by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(14)

10.27

Fourth Amendment to Loan, Security and Collateral Management Agreement, dated January 17, 2024, by and among Investors Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(15)

10.28

Fifth Amendment, dated November 19, 2024, to Loan, Security and Collateral Management Agreement by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, hedge counterparty, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(17)

14.1	Code of Ethics of Registrant(1)

19.1	Statement of Policy on Insider Trading(16)
21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) Investcorp Credit Management BDC SPV, LLC (Delaware)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
97.1	Clawback Policy(16)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(14)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on June 21, 2023.
(15)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed with the SEC on January 23, 2024.
(16)
Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed with the SEC on September 25, 2024.
(17)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on November 20, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: March 25, 2025	/s/ Suhail A. Shaikh
Suhail A. Shaikh Director, President and Chief Executive Officer

Date: March 25, 2025	/s/ Walter Tsin
Walter Tsin Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 25, 2025	/s/ Suhail A. Shaikh

Suhail A. Shaikh Director, President and Chief Executive Officer

Date: March 25, 2025	/s/ Walter Tsin

Walter Tsin Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 25, 2025	/s/ Michael C. Mauer

Michael C. Mauer Director

Date: March 25, 2025	/s/ Julie Persily

Julie Persily Director

Date: March 25, 2025	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: March 25, 2025	/s/ Thomas Sullivan

Thomas Sullivan Director