Form 10-Q
period 2025-03-31
Investcorp Credit Management BDC, Inc.
filed 2025-05-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 13, 2025 was 14,414,033.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $181,732,130 and $184,154,029, respectively)	$189,559,979	$188,602,029
Affiliated investments, at fair value (amortized cost of $16,374,641 and $16,351,878, respectively)	2,887,891	3,014,929
Total investments, at fair value (amortized cost of $198,106,771 and $200,505,907,respectively)	192,447,870	191,616,958
Cash	2,333,328	771,483
Cash, restricted	10,656,778	11,333,064
Principal receivable	—	720,855
Interest receivable	1,067,588	1,576,381
Payment-in-kind interest receivable	82,197	85,399
Long-term receivable	—	489,365
Short-term receivable	528,462	160,901
Prepaid expenses and other assets	490,407	97,324
Total Assets	$207,606,630	$206,851,730
Liabilities
Debt:
Revolving credit facility	$56,000,000	$58,500,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,215,592)	(1,369,415)
Unamortized discount	(71,110)	(88,888)
Debt, net	119,713,298	122,041,697
Payable for investments purchased	1,474,677	1,474,677
Dividend payable	1,729,684	1,728,749
Income-based incentive fees payable	501,955	501,955
Base management fees payable	1,543,069	769,176
Interest payable	2,624,154	1,894,921
Deferred income liability	674,011	—
Directors' fees payable	76,500	81,323
Accrued expenses and other liabilities	1,167,829	757,102
Total Liabilities	129,505,177	129,249,600
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,414,033 and 14,406,244 shares issued and outstanding, respectively)	14,414	14,406
Additional paid-in capital	203,528,187	203,505,480
Distributable earnings (loss)	(125,441,148)	(125,917,756)
Total Net Assets	78,101,453	77,602,130
Total Liabilities and Net Assets	$207,606,630	$206,851,730
Net Asset Value Per Share	$5.42	$5.39

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2025	2024
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$3,488,202	$5,561,333
Non-controlled, affiliated investments	14,978	28,830
Total interest income	3,503,180	5,590,163
Payment in-kind interest income
Non-controlled, non-affiliated investments	419,888	613,765
Non-controlled, affiliated investments	21,380	19,553
Total payment-in-kind interest income	441,268	633,318
Dividend income
Non-controlled, non-affiliated investments	81,607	54,138
Non-controlled, affiliated investments	—	—
Total dividend income	81,607	54,138
Payment in-kind dividend income
Non-controlled, non-affiliated investments	221,685	198,123
Non-controlled, affiliated investments	—	—
Total payment-in-kind dividend income	221,685	198,123
Other fee income
Non-controlled, non-affiliated investments	121,024	142,347
Non-controlled, affiliated investments	—	—
Total other fee income	121,024	142,347
Total investment income	4,368,764	6,618,089
Expenses:
Interest expense	1,831,967	2,174,195
Base management fees	848,036	951,799
Income-based incentive fees	—	—
Professional fees	341,283	354,934
Allocation of administrative costs from Adviser	254,023	225,856
Amortization of deferred debt issuance costs	153,824	152,591
Amortization of original issue discount - 2026 Notes	17,777	17,777
Insurance expense	120,502	125,766
Directors' fees	76,500	75,157
Custodian and administrator fees	74,237	68,031
Other expenses	40,173	379,406
Total expenses	3,758,322	4,525,512
Waiver of base management fees	(74,143)	(97,431)
Waiver of income-based incentive fees	—	—
Net expenses	3,684,179	4,428,081
Net investment income before taxes	684,585	2,190,008
Income tax expense, including excise tax expense	81,059	111,646
Net investment income after taxes	$603,526	$2,078,362
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	$(1,627,282)	$(31,984)
Non-controlled, affiliated investments	—	(6,239,984)
Net realized gain (loss) from investments	(1,627,282)	(6,271,968)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	3,379,849	1,089,608
Non-controlled, affiliated investments	(149,801)	5,515,738
Net change in unrealized appreciation (depreciation) on investments	3,230,048	6,605,346
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	1,602,766	333,378
Net increase (decrease) in net assets resulting from operations	$2,206,292	$2,411,740
Basic and diluted:
Earnings per share	$0.15	$0.17
Weighted average shares of common stock outstanding	14,412,994	14,396,951
Distributions paid per common share	$0.12	$0.15

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended March 31,
	2025	2024
Net assets at beginning of period	$77,602,130	$78,840,983
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	603,526	2,078,362
Net realized gain (loss) from investments	(1,627,282)	(6,271,968)
Net change in unrealized appreciation (depreciation) on investments	3,230,048	6,605,346
Net increase (decrease) in net assets resulting from operations	2,206,292	2,411,740

Stockholder distributions:
Distributions from net investment income	(1,729,684)	(2,159,568)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(1,729,684)	(2,159,568)

Capital transactions:
Issuance of common shares (0 and 0, respectively)	—	—
Reinvestments of stockholder distributions	22,715	7,810
Net increase (decrease) in net assets resulting from capital transactions	22,715	7,810
Net increase (decrease) in net assets	499,323	259,982
Net assets at end of period	$78,101,453	$79,100,965

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,206,292	$2,411,740
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(5,612,192)	(9,299,480)
Payment in-kind interest and dividends	(666,155)	(924,681)
Sales and repayments of investments	7,340,189	26,658,550
Net realized (gain) loss on investments	1,627,282	6,271,968
Net change in unrealized appreciation/depreciation on investments	(3,230,048)	(6,605,346)
Amortization of discount/premium on investments	(289,989)	(922,739)
Amortization of deferred debt issuance costs	153,824	164,790
Amortization of original issue discount	17,778	17,778
Net (increase) decrease in operating assets:
Interest receivable	508,793	41,819
Payment-in-kind interest receivable	3,202	93,240
Receivable for investments sold	—	(1,972,100)
Principal receivable	720,855	41,532
Due from affiliate	—	339,445
Long-term receivable	489,365	(618,772)
Escrow receivable	—	(95,190)
Short-term receivable	(367,561)	—
Prepaid expenses and other assets	(393,083)	(443,459)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	(2,012,467)
Interest payable	729,233	704,743
Deferred income liability	674,011	—
Directors fees payable	(4,823)	(4,343)
Accrued expenses and other liabilities	410,727	57,961
Base management fees payable	773,893	(17,627)
Income-based incentive fees payable	—	—
Net cash (used in) provided by operating activities	5,091,593	13,887,362
Cash Flows from Financing Activities:
Payments for deferred financing costs	—	(1,010,788)
Issuance of common shares	—	—
Distributions to stockholders	(1,706,034)	(2,151,427)
Proceeds from borrowing on revolving financing facility	500,000	4,000,000
Repayments of borrowing on revolving financing facility	(3,000,000)	(16,500,000)
Net cash (used in) provided by financing activities	(4,206,034)	(15,662,215)
Net change in cash	885,559	(1,774,853)
Cash:
Cash and restricted cash at beginning of year	12,104,547	14,664,362
Cash and restricted cash at end of period	$12,990,106	$12,889,509
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$1,102,733	$1,481,936
Cash paid for taxes	$6,059	$265,000
Issuance of shares pursuant to Dividend Reinvestment Plan	$22,715	$7,810
Non-cash purchase of investments	$(10,453,723)	$—
Non-cash sale of investments	$10,453,723	$—

	March 31, 2025	March 31, 2024
Cash	$2,333,328	$2,728,347
Cash, restricted	10,656,778	10,161,162
Cash and restricted cash	$12,990,106	$12,889,509

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,183,272	$2,183,272	$2,134,148	2.73%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	549,854	549,854	549,854	0.70%	(4)(5)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,458,750	5,434,308	5,445,103	6.97%	(8)
Total Commercial Services & Supplies					8,167,434	8,129,105
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	1,898,473	1,921,018	1,983,904	2.54%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,794,387	6,000,500	7.68%	(4)(8)
LABL, Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/30/2028	4,926,240	4,890,470	4,039,517	5.17%	(3)(8)
Total Containers & Packaging					12,605,875	12,023,921
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	1,884,410	1,884,410	1,884,410	2.41%	(4)(8)(12)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	1,884,410	1,884,410	1,818,456	2.33%	(4)(8)(12)
Total Consumer Staples Distribution & Retail					3,768,820	3,702,866
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,068,305	4,025,458	3,814,036	4.88%	(4)(8)
Total Construction & Engineering					4,025,458	3,814,036
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	4,911,075	4,863,611	4,898,797	6.27%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,470,991	1.88%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,139,364	7,087,687	6,978,729	8.94%	(8)
Total Diversified Consumer Services					13,425,976	13,348,517
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Term Loan	3M S + 7.50% + 2.00% PIK		6/30/2025	1,169,417	1,169,417	1,274,664	1.63%	(4)
Total Electronic Equipment, Instruments & Components					1,169,417	1,274,664
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,044,334	1,925,234	1,947,228	2.49%	(4)(5)(8)(11)
Total Entertainment					1,925,234	1,947,228
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	4,125,000	4,074,823	4,011,563	5.14%	(8)
Max US Bidco Inc. Term Loan B	3M S + 5.00% (0.50% Floor)		10/2/2030	4,950,000	4,739,543	4,851,000	6.21%	(8)
Total Food Products					8,814,366	8,862,563

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC Term Loan	3M S + 4.75% (0.50% Floor)		6/15/2028	2,970,000	$2,935,359	$2,962,575	3.79%	(8)
Total Hotels, Restaurants & Leisure					2,935,359	2,962,575
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% (1.00% Floor)		1/15/2026	7,644,398	7,621,180	7,587,065	9.71%	(8)
Total Household Durables					7,621,180	7,587,065
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	7,423,858	7,360,301	7,349,619	9.42%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	3,841,747	3,824,381	3,841,747	4.92%	(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/15/2029	3,620,833	3,521,615	3,557,469	4.55%	(8)
Total Insurance					14,706,297	14,748,835
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,541,667	5,449,468	5,444,688	6.98%	(5)(8)
Total Interactive Media & Services					5,449,468	5,444,688
IT Services
Argano, LLC Term Loan	1M S + 5.75% (1.00% Floor)		8/23/2029	3,965,580	3,882,742	3,935,838	5.04%	(5)(8)
Accelevation, LLC Term Loan	1M S + 5.00% (0.75% Floor)		1/2/2031	3,384,615	3,326,234	3,333,846	4.27%	(5)(8)
Accelevation, LLC - Revolver	1M S + 5.00% (0.75% Floor)		1/2/2031	104,923	92,656	104,923	0.13%	(5)
Total IT Services					7,301,632	7,374,607
Professional Services
CareerBuilder, LLC Term Loan B3	1M S + 2.50% + 4.25% PIK (1.00% Floor)		7/31/2026	6,120,200	4,843,471	3,185,636	4.08%	(4)(7)(8)
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,992,500	2,979,025	2,977,538	3.81%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 3.75% (0.50% Floor)		4/27/2028	11,625,361	7,680,355	9,765,303	12.50%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,726,923	9,677,137	9,726,923	12.46%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,084,244	1,084,244	1,084,244	1.39%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	748,125	0.96%
Total Professional Services					27,014,232	27,487,769
Specialty Retail
ALCV Purchaser, Inc. Term Loan	1M S + 6.75% (1.00% Floor)		4/15/2026	4,850,000	4,831,481	4,692,375	6.01%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50% (0.75% Floor)		12/30/2027	5,649,382	5,409,235	5,635,258	7.22%	(8)
Total Specialty Retail					10,240,716	10,327,633
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	6M S + 1.00% + 5.00% PIK (0.00% Floor)		3/4/2030	5,012,149	1,735,713	1,735,713	2.22%	(4)(5)(8)
Total Software					1,735,713	1,735,713
Trading Companies & Distributors
Fleetpride Inc. Term Loan B	1M S + 4.50% (0.50% Floor)		9/29/2028	2,955,000	2,931,059	2,733,375	3.50%	(3)(8)
PVI Holdings, Inc. Term Loan - Last Out	3M S + 4.94% (1.00% Floor)		1/18/2028	3,900,000	3,877,532	3,861,000	4.95%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.25% (0.75% Floor)		12/20/2028	8,737,500	8,737,500	8,737,500	11.19%	(8)
Total Trading Companies & Distributors					15,546,091	15,331,875
Total Senior Secured First Lien Debt Investments					146,453,268	146,103,660	187.07%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%
Equity, Warrants and Other Investments(13)
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	4,661,550	5.97%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Investcorp Transformer Aggregator LP - Equity Interest		12/15/2021		520,710	528,249	2,593,137	3.32%	(6)(14)
Total Commercial Services & Supplies					4,890,272	7,254,687
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	1,183,787	1.52%	(4)(8)
Total Consumer Staples Distribution & Retail					2,204,980	1,183,787
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	5,588,829	7.15%	(6)
Total Containers & Packaging					1,708,942	5,588,829
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	22,488	0.03%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	503,602	0.64%	(6)
Total Electronic Equipment, Instruments & Components					2,380,585	526,090
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	5,846,556	7.49%	(6)(8)
Total Entertainment					4,968,408	5,846,556
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	+ 13.50% PIK	10/10/2023		4,000	4,000,000	6,000,000	7.68%	(4)(6)
Total Health Care Providers & Services					4,000,000	6,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	156,364	0.20%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	407,438	0.52%	(6)
Fusion Connect, Inc - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	156,364	0.20%	(6)
Fusion Connect, Inc. - Series A Preferred	+ 12.50% PIK	1/12/2022		500	7,414,132	7,016,197	8.98%	(4)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	78,811	0.10%	(6)
Total IT Services					8,698,738	7,815,174
Professional Services
CareerBuilder, LLC - Warrant		1/2/2025		4,586	—	—	—%	(6)
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	498,000	0.64%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	755,000	0.97%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	365,390	0.47%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	674,011	0.86%	(6)
Total Professional Services					1,874,011	2,292,401
Software
Advanced Solutions International - Preferred Stock		9/1/2020		888,170	1,000,000	2,744,445	3.51%	(6)
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	3,081,453	3.95%	(6)
Total Software					3,744,209	5,825,898

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(13), continued
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,122,897	1.44%	(6)(14)
Total Trading Companies & Distributors					808,717	1,122,897
Total Equity, Warrants and Other Investments					35,278,862	43,456,319	55.64%
Total Non-Controlled/Non-Affiliated Investments					$181,732,130	$189,559,979	242.71%
Non-Controlled/Affiliated Investments (18)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	+ 10.00% PIK		6/18/2027	876,340	876,340	907,012	1.16%	(4)
Techniplas Foreign Holdco Term Loan	3M S + 17.00% PIK		12/19/2026	1,159,774	1,115,341	1,258,355	1.61%	(4)
Total Automobile Components					1,991,681	2,165,367
Total Senior Secured First Lien Debt Investments					1,991,681	2,165,367	2.77%
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	92,354	0.12%	(6)
Techniplas Foreign Holdco - Class C Preferred Units		12/5/2024		2,636,890	46,169	630,170	0.81%	(6)
Total Automobile Components					14,382,960	722,524
Total Equity, Warrants and Other Investments					14,382,960	722,524	0.93%
Total Non-Controlled/Affiliated Investments					$16,374,641	$2,887,891	3.70%
Total Investments					$198,106,771	$192,447,870	246.41%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 13 of the Consolidated Schedule of Investments as of March 31, 2025 for additional information on our restricted securities.
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
Securities are non-income producing.
(7)
Classified as non-accrual asset.
(8)
A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A. (“Capital One”).
(9)
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
(10)
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
(11)
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2025

(13)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $44,178,843 at fair value and represented 56.57% of the Company’s net assets.
(14)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(15)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2025, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the three months ended March 31, 2025 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(d)
Techniplas Foreign Holdco LP	Senior Secured First Lien Debt Investment (10.00% PIK)	$889,164	$21,374	$—	$—	$(3,526)	$907,012	$21,380
	Senior Secured First Lien Debt Investment (17.00% PIK)	1,304,746	1,389	—	—	(47,780)	1,258,355	14,978
	Class C Preferred Units(e)	705,973	—	—	—	(75,803)	630,170	—
	Common Stock(e)	115,046	—	—	—	(22,692)	92,354	—
		$3,014,929	$22,763	$—	$—	$(149,801)	$2,887,891	$36,358

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
(e)
Investment is non-income producing.

P — Prime Rate (7.50% as of March 31, 2025)

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.32% as of March 31, 2025)

3M S — 3-month SOFR (4.29% as of March 31, 2025)

6M S — 6-month SOFR (4.19% as of March 31, 2025)

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	4,187,500	$4,130,991	$4,072,344	5.25%	(11)
Max US Bidco Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/2/2030	4,962,500	4,744,622	4,875,656	6.28%	(11)
Total Food Products					8,875,613	8,948,000
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC Term Loan	3M S + 4.75% (0.50% Floor)		6/15/2028	2,977,500	2,940,523	2,977,500	3.84%	(11)
Total Hotels, Restaurants & Leisure					2,940,523	2,977,500
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% + 2.00% PIK (1.00% Floor)		1/15/2026	7,664,219	7,634,180	7,664,219	9.87%	(4)(11)
Total Household Durables					7,634,180	7,664,219
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	7,442,893	7,375,251	7,442,893	9.59%	(3)(11)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	3,851,399	3,832,941	3,851,399	4.96%	(11)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/15/2029	3,643,750	3,539,939	3,589,094	4.62%	(11)
Total Insurance					14,748,131	14,883,386
Interactive Media & Services
Uniguest Holdings Term Loan	3M S + 5.00% (1.00% Floor)		11/27/2030	5,555,556	5,460,071	5,472,222	7.05%	(5)(11)
Total Interactive Media & Services					5,460,071	5,472,222
IT Services
Argano, LLC Term Loan	1M S + 5.75% (1.00% Floor)		8/23/2029	3,975,543	3,888,812	3,955,666	5.10%	(5)(11)
Flatworld Intermediate Corporation Term Loan	3M S + 6.75% (1.00% Floor)		10/1/2027	2,221,622	2,193,533	2,221,622	2.86%	(5)(11)
Total IT Services					6,082,345	6,177,288
Professional Services
CareerBuilder, LLC Term Loan B3	1M S + 2.50% + 4.25% PIK (1.00% Floor)		7/31/2026	6,055,631	4,947,137	2,941,738	3.79%	(4)(10)(11)
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.50% (0.50% Floor)		4/9/2031	3,000,000	2,986,074	3,000,000	3.87%	(11)
Klein Hersh, LLC Term Loan - Last Out	3M S + -1.13% (0.50% Floor)		4/27/2028	11,645,948	7,616,667	9,258,529	11.93%	(11)(12)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,751,923	9,697,154	9,849,442	12.69%	(11)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	757,500	0.98%
Total Professional Services					25,997,032	25,807,209
Software
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50%		4/7/2023	1,736,618	1,736,618	260,201	0.34%	(7)(10)
Sandvine Corporation Term Loan	0.02		6/28/2027	4,288,503	2,791,891	2,819,691	3.63%	(5)(6)(8)(10)(11)
Sandvine Corporation Tranche B Super Senior Term Loan	6M S + 9.00% (0.00% Floor)		11/7/2025	1,261,776	880,706	1,261,776	1.63%	(5)(6)(8)(11)
Total Software					5,409,215	4,341,668
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,900,000	4,877,188	4,716,250	6.08%	(11)
American Auto Auction Group, LLC Term Loan	3M S + 4.50% (0.75% Floor)		12/30/2027	5,663,576	5,404,695	5,663,576	7.30%	(11)
Victra Holdings, LLC Term Loan B	3M S + 5.25% (0.75% Floor)		3/30/2029	3,217,105	3,215,978	3,265,361	4.21%	(3)(11)
Total Specialty Retail					13,497,861	13,645,187

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Trading Companies & Distributors
Fleetpride Inc. Term Loan B	1M S + 4.50% (0.50% Floor)		9/29/2028	2,962,500	$2,937,086	$2,762,531	3.56%	(3)(11)
PVI Holdings, Inc. Term Loan - Last Out	3M S + 4.94% (1.00% Floor)		1/18/2028	3,910,000	3,885,783	3,910,000	5.04%	(11)(13)
Xenon Arc, Inc. - Term Loan	3M S + 5.25% (0.75% Floor)		12/20/2028	8,760,000	8,760,000	8,760,000	11.28%	(11)
Total Trading Companies & Distributors					15,582,869	15,432,531
Total Senior Secured First Lien Debt Investments					154,720,052	153,336,480	197.59%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	—	—	—%	(10)(11)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%
Equity, Warrants and Other Investments(16)
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—	(9)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	2,591,131	3.34%	(9)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—	(9)
Investcorp Transformer Aggregator LP - Equity Interest		11/24/2021		520,710	528,249	2,103,669	2.71%	(9)(17)
Total Commercial Services & Supplies					4,890,272	4,694,800
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	6,409,771	8.26%	(9)
Total Containers & Packaging					1,708,942	6,409,771
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	22,488	0.03%	(9)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	492,157	0.63%	(9)
Total Electronic Equipment, Instruments & Components					2,380,585	514,645
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	4,504,410	5.80%	(5)(9)(11)
Total Entertainment					4,968,408	4,504,410
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	+ 13.50% PIK	10/10/2023		4,000	4,000,000	6,000,000	7.73%	(4)(9)
Total Health Care Providers & Services					4,000,000	6,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	160,283	0.21%	(9)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	416,646	0.54%	(9)
Fusion Connect, Inc - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—	(9)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	160,283	0.21%	(9)
Fusion Connect, Inc. - Series A Preferred	+ 12.50% PIK	1/12/2022		500	7,192,447	6,666,775	8.59%	(4)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	96,211	0.12%	(9)
Total IT Services					8,477,053	7,500,198
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	436,000	0.56%	(9)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	735,000	0.95%	(9)(17)
Work Genius Holdings, Inc. - Equity Interest		6/6/2022		500	500,000	564,040	0.73%	(9)
Total Professional Services					1,200,000	1,735,040

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments, continued
Software
Advanced Solutions International - Preferred Stock		9/1/2020		888,170	$1,000,000	$2,788,854	3.59%	(9)
Sandvine Corporation - Equity Interest		6/28/2024		107,202	—	—	—	(6)(8)(9)(11)
Total Software					1,000,000	2,788,854
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	808,717	1,117,831	1.44%	(9)(17)
Total Trading Companies & Distributors					808,717	1,117,831
Total Equity, Warrants and Other Investments					29,433,977	35,265,549	45.44%
Total Non-Controlled/Non-Affiliated Investments					$184,154,029	$188,602,029	243.02%
Non-Controlled/Affiliated Investments(18)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Term Loan	+ 10.00% PIK		6/18/2027	$854,966	854,966	889,164	1.15%	(4)
Techniplas Foreign Holdco Term Loan	+ 17.00% PIK		12/19/2026	$1,159,774	1,113,952	1,304,746	1.68%	(4)
Total Automobile Components					1,968,918	2,193,910
Total Senior Secured First Lien Debt Investments					1,968,918	2,193,910	2.83%
Equity, Warrants and Other Investments(16)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	115,046	0.15%	(9)
Techniplas Foreign Holdco - Class C Preferred Units		12/5/2024		2,530,804	46,169	705,973	0.91%	(9)
Total Automobile Components					14,382,960	821,019
Total Equity, Warrants and Other Investments					14,382,960	821,019	1.06%
Total Affiliated Investments					$16,351,878	$3,014,929	3.89%
Total Investments					$200,505,907	$191,616,958	246.92%

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

December 31, 2024

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

Transactions related to investment in non-controlled “Affiliated Investments” for the six months ended December 31, 2024 were as follows:

Portfolio Company	Type of Investment(a)	June 30, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(d)
Techniplas Foreign Holdco LP	Senior Secured First Lien Debt Investment (10.00% PIK)	$509,811	$42,519	$—	$—	$336,834	$889,164	$42,079
	Senior Secured First Lien Debt Investment (17.00% PIK)	—	1,113,952	—	—	190,794	1,304,746	3,660
	Class C Preferred Units	—	46,169	—	—	659,804	705,973	—
	Common Stock(e)	2,111,343	—	—	—	(1,996,297)	115,046	—
		$2,621,154	$1,202,640	$—	$—	$(808,865)	$3,014,929	$45,739

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

6M S — 6-month SOFR (4.25 % as of December 31, 2024)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

CM Investment Partners LLC (the “Adviser”) serves as the Company’s investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank Holdings B.S.C., acquired the interests in the Adviser, which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”). On August 30, 2019, CM Finance, Inc. changed its name to Investcorp Credit Management BDC, Inc. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC, its parent entity, and the entity that manages Investcorp’s US credit management regulated entities.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States. As of March 31, 2025, the Company did not hold any non-qualifying assets in its portfolio.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2025 and December 31, 2024, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

From inception through June 30, 2024, the Company reported on a June 30 fiscal year-end. On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31. See Note 3 in the Company's Form 10-KT for the six-month period from July 1, 2024 through December 31, 2024 (the "Transition Period") for more information.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the Transition Period ended December 31, 2024. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended March 31, 2025, $25,600 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three months ended March 31, 2024, $626,352 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Company had two loans on non-accrual status comprised of CareerBuilder, LLC - Term Loan B3 and Klein Hersh, LLC - Senior Subordinated Note, which collectively represented 1.66% of the Company’s portfolio at fair value. As of December 31, 2024, the Company had five loans on non-accrual status comprised of American Nuts Holdings, LLC Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3, Klein Hersh, LLC Senior Subordinated Note and Sandvine Corporation Term Loan, which collectively represented 3.64% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $441,268 during the three months ended March 31, 2025. The Company earned PIK interest of $633,318 during the three months ended March 31, 2024.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $221,685 during the three months ended March 31, 2025. The Company earned PIK dividends of $198,123 during the three months ended March 31, 2024.

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

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds. As of March 31, 2025, a portion is Short-term receivable in the amount of $528,462 on the Consolidated Statements of Assets and Liabilities. Long-term receivable and Escrow receivable balances are $0. The escrow is held as recourse for indemnity claims that may arise under the sale agreement.

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

Securities that are traded on securities exchanges (including such securities traded in the afterhours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2025 or December 31, 2024.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At March 31, 2025 and March 31, 2024, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses, which are included in the provision for tax expense of $81,059 for the three months ended March 31, 2025, and $111,646 for the three months ended March 31, 2024.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended March 31, 2025, the Company recorded distributions of $1.7 million. During the three months ended March 31, 2024, the Company recorded distributions of $2.2 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2021 and June 30, 2022 through present remain subject to examinations by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

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

b. Investments

The composition of the Company’s investments as of March 31, 2025, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$148,444,949	74.93%	$148,269,027	77.04%
Unsecured Debt Investments	—	—%	—	—%
Equity, Warrants and Other Investments	49,661,822	25.07%	44,178,843	22.96%
Total	$198,106,771	100.00%	$192,447,870	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$29,780,170	15.47%	$27,542,249	14.37%
Containers & Packaging	17,612,750	9.15%	20,159,439	10.52%
Trading Companies & Distributors	16,454,772	8.55%	16,550,362	8.64%
Commercial Services & Supplies	15,383,792	7.99%	12,778,427	6.67%
IT Services	15,189,781	7.89%	13,677,485	7.14%
Insurance	14,748,835	7.66%	14,883,386	7.77%
Diversified Consumer Services	13,348,517	6.94%	13,555,936	7.07%
Specialty Retail	10,327,633	5.37%	13,645,186	7.12%
Food Products	8,862,563	4.61%	8,948,000	4.67%
Entertainment	7,793,784	4.05%	6,356,272	3.32%
Household Durables	7,587,065	3.94%	7,664,219	4.00%
Software	7,561,611	3.93%	7,130,522	3.72%
Health Care Providers & Services	6,000,000	3.12%	6,000,000	3.13%
Interactive Media & Services	5,444,688	2.83%	5,472,222	2.86%
Consumer Staples Distribution & Retail	4,886,653	2.54%	5,794,191	3.02%
Construction & Engineering	3,814,036	1.98%	3,698,210	1.93%
Hotels, Restaurants & Leisure	2,962,575	1.54%	2,977,500	1.56%
Automobile Components	2,887,891	1.50%	3,014,929	1.57%
Electronic Equipment, Instruments & Components	1,800,754	0.94%	1,768,423	0.92%
Total	$192,447,870	100.00%	$191,616,958	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. Northeast	$56,115,872	29.16%	$57,924,569	30.23%
U.S. West	53,369,830	27.73%	50,821,899	26.52%
U.S. Southeast	28,895,264	15.02%	32,190,267	16.80%
U.S. Midwest	27,040,067	14.05%	24,291,767	12.68%
U.S. Southwest	19,383,594	10.07%	7,712,299	4.02%
U.S. Mid-Atlantic	7,643,243	3.97%	14,594,690	7.62%
International	—	—%	4,081,467	2.13%
Total	$192,447,870	100.00%	$191,616,958	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2025, the Company made investments in new and existing portfolio companies of approximately $5.1 million, to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2024, the Company made investments in new and existing portfolio companies of approximately $8.9 million, to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2025, the Company made investments of $0.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the three months ended March 31, 2024, the Company made investments of $0.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At March 31, 2025 and December 31, 2024, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$14,122,511	$134,146,516	$148,269,027
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	44,178,843	44,178,843
Total Investments	$—	$14,122,511	$178,325,359	$192,447,870

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$36,086,568	$173,361,546
Purchases (including PIK interest)	5,382,651	895,696	6,278,347
Sales and repayments	(4,083,820)	—	(4,083,820)
Amortization	281,197	—	281,197
Net realized gains (losses)	(1,627,282)	—	(1,627,282)
Transfers in	—	4,949,189	4,949,189
Transfers out	(4,949,189)	—	(4,949,189)
Net change in unrealized (depreciation) appreciation	1,867,981	2,247,390	4,115,371
Fair value at March 31, 2025	$134,146,516	$44,178,843	$178,325,359
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2025	$346,345	$2,247,391	$2,593,736

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2023	$176,208,787	$31,172,766	$207,381,553
Purchases (including PIK interest)	10,026,039	198,122	10,224,161
Sales and repayments	(26,658,550)	—	(26,658,550)
Amortization	922,739	—	922,739
Net realized gains (losses)	(6,271,968)	—	(6,271,968)
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized (depreciation) appreciation	6,871,111	(265,765)	6,605,346
Fair value at March 31, 2024	$161,098,158	$31,105,123	$192,203,281
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2024	$(2,413,463)	$(1,606,082)	$(4,019,545)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the three months ended March 31, 2025 and March 31, 2024, the Company did not transfer any investments among Levels 1, 2 and 3. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2025, $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructurings. During the three months ended March 31, 2024, there were no transfers between Senior Secured First Lien Debt Investments Level 3 and Equity, Warrants and Other Investments Level 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2025	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$118,833,921	Income Approach	Market Yields	11.2%	7.8%-18.1%
Senior Secured First Lien Debt Investments	5,351,003	Market Comparable Approach	EBITDA Multiple	5.6x	2.1x - 7.9x
Senior Secured First Lien Debt Investments	9,961,592	Recent Transaction	Recent Transaction	N/A	N/A
Unsecured Debt Investments	—	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	7,016,197	Income Approach	Market Yields	21.4%	21.4%
Equity, Warrants and Other Investments	32,223,395	Market Comparable Approach	EBITDA multiple	14.1x	4.5x - 30.3x
Equity, Warrants and Other Investments	4,939,251	Recent Transaction	Recent Transaction	N/A	N/A
	$178,325,359

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

As of March 31, 2025 and December 31, 2024, there were $56.0 million and $58.5 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of March 31, 2025, SPV LLC had a notional amount of $162.1 million, which included $150.5 million of the Company’s portfolio investments at fair value, $1.0 million in accrued interest receivable and $10.7 million in cash held by the trustees of the Capital One Revolving Financing. As of December 31, 2024, SPV had a notional amount of $167.7 million, which included $154.7 million of the Company's portfolio investments at fair value, $1.6 million in accrued interest receivable and $11.3 million in cash held by the trustees of the Capital One Revolving Financing. For the three months ended March 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $56.9 million and 6.93%, respectively. For the three months ended March 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $63.6 million and 8.34%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At March 31, 2025 and December 31, 2024, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $56.0 million and $58.5 million respectively, which the Company concluded was a Level 3 fair value.

As of March 31, 2025, the carrying amount of the Capital One Revolving Financing was approximately $55.0 million, aggregate principal balance of $56.0 million net of deferred debt issuance costs of approximately $1.0 million.

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

As of March 31, 2025, the carrying amount of the 2026 Notes was approximately $64.7 million, aggregate principal balance of $65.0 million net of deferred debt issuance costs of $260,000 and unamortized discount of $71,110, at a current yield of 5.05%. As of December 31, 2024, the carrying amount of the 2026 Notes was $64.6 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $325,000 and unamortized discount of $88,888, at a current yield of 5.02%. As of March 31, 2025 and December 31, 2024, the fair value of the 2026 Notes was $62.8 million and $63.2 million, respectively. The Company concluded that this was Level 3 fair value under ASC 820.

For the three months ended March 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $121.9 million and 5.90%, respectively. For the three months ended March 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $128.6 million and 6.61%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2025 and December 31, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

	March 31, 2025	December 31, 2024
2024	$—	$—
2025	—	—
2026 and beyond	121,000,000	123,500,000
Total long-term debt	$121,000,000	$123,500,000

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

The Company’s board of directors declared the following quarterly distributions during the three months ended March 31, 2025:

Declared Date	Ex-Date	Record Date	Pay Date	Amount per Share	Fiscal Quarter
March 20, 2025	April 24, 2025	April 25, 2025	May 16, 2025	$0.12	1st 2025

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2025:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$1,269,231	$—	1.00%	1/2/2031
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Argano, LLC - DDTL	869,565	—	1.00%	8/23/2029
Accelevation, LLC – Revolver	741,232	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	692,381	—	—	11/6/2028
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Argano, LLC - Revolver	144,928	—	0.50%	8/23/2029
Total Unfunded Commitments	$5,654,516	$—

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Uniguest Holdings - DDTL	$1,111,111	$—	—	11/27/2030
Argano, LLC - DDTL	869,565	—	—	8/23/2029
Arborworks Acquisition LLC – Revolver	712,496	—	—	11/6/2028
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Sandvine Corporation - DDTL	398,456	—	—	10/3/2025
Uniguest Holdings - Revolver	333,333	—	—	11/27/2030
Argano, LLC - Revolver	144,928	—	—	8/23/2029
Total Unfunded Commitments	$4,630,192	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Base management fees	$848,036	$951,799
Waiver of base management fees	(74,143)	(97,431)
Income-based incentive fees	—	—
Waiver of income-based incentive fees	—	—
Capital gains fee	—	—
Allocation of administrative costs from Adviser	254,023	225,856
Total net expense to affiliates	$1,027,916	$1,080,224

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$1,543,069	$769,176
Income-based incentive fees payable	501,955	501,955
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	281,895	27,868
Total amount due to affiliates	$2,326,919	$1,298,999

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

For the three months ended March 31, 2025, $848,036 in Base Management Fees were earned by the Adviser, of which $74,143 was voluntarily waived. As of March 31, 2025, $1,543,069 of such fees were payable. For the three months ended March 31, 2024, $951,799 in Base Management Fees were earned by the Adviser, of which $97,431 was voluntarily waived. As of December 31, 2024, $769,176 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three months ended March 31, 2025, the Company incurred no Income-Based Fees. As of March 31, 2025, $501,955 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $- are payable and fees of $501,955 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three months ended March 31, 2024, the Company incurred no Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser, of which fees of $- are payable and fees of $501,955 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of March 31, 2025 and December 31, 2024, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $254,023 under the Administration Agreement for the three months ended March 31, 2025. The Company incurred costs of $225,856 under the Administration Agreement for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $281,895 and $27,868, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2025, the Company recorded directors’ fees of $76,500, of which $76,500 was payable at March 31, 2025. For the three months ended March 31, 2024, the Company recorded directors’ fees of $75,157, of which $81,323 was payable at December 31, 2024.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2025	2024
Net increase (decrease) in net assets resulting from operations	$2,206,292	$2,411,740
Weighted average shares of common stock outstanding	14,412,994	14,396,951
Basic/diluted net increase (decrease) in net assets from operations per share	$0.15	$0.17

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since July 1, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount per Share
August 25, 2021	September 24, 2021	October 14, 2021	$0.15
November 3, 2021	December 10, 2021	January 4, 2022	$0.15
February 3, 2022	March 11, 2022	March 31, 2022	$0.15
May 5, 2022	June 17, 2022	July 8, 2022	$0.15
August 25, 2022	September 23, 2022	October 14, 2022	$0.15
November 11, 2022	December 16, 2022	January 10, 2023	$0.13
November 11, 2022*	December 16, 2022	January 10, 2023	$0.02
February 2, 2023	March 10, 2023	March 30, 2023	$0.13
February 2, 2023*	March 10, 2023	March 30, 2023	$0.02
May 4, 2023	June 16, 2023	July 7, 2023	$0.13
May 4, 2023*	June 16, 2023	July 7, 2023	$0.05
September 14, 2023	October 12, 2023	November 2, 2023	$0.13
September 14, 2023*	October 12, 2023	November 2, 2023	$0.02
November 9, 2023	December 14, 2023	January 8, 2024	$0.12
November 9, 2023*	December 14, 2023	January 8, 2024	$0.03
February 8, 2024	March 15, 2024	April 5, 2024	$0.12
February 8, 2024*	March 15, 2024	April 5, 2024	$0.03
April 12, 2024	May 26, 2024	June 14, 2024	$0.12
April 12, 2024*	May 26, 2024	June 14, 2024	$0.03
September 18, 2024	October 16, 2024	November 6, 2024	$0.12
November 6, 2024	December 20, 2024	January 8, 2025	$0.12
March 20, 2025	April 25, 2025	May 16, 2025	$0.12

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
	2025		2024

	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$1,729,684	100%	$2,159,568	100%
Long-term capital gains	—	—	—	—
Total	$1,729,684	100%	$2,159,568	100%

The figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-KT for the Transition Period ended December 31, 2024 will also include information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2024. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,406,244	$205,859,495	14,394,916	$205,823,153
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	7,789	22,715	2,205	7,810
Share repurchases	—	—	—	—
Balance at end of period	14,414,033	$205,882,210	14,397,121	$205,830,963

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the three months ended March 31,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$5.39	$5.48
Net investment income	0.04	0.14
Net realized and unrealized gains (losses)	0.11	0.02
Net increase (decrease) in net assets resulting from operations	0.15	0.16
Capital transactions(2)
Dividends from net investment income	(0.12)	(0.15)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.12)	(0.15)
Net asset value, end of period	$5.42	$5.49
Market value per share, end of period	$3.21	$3.11
Total return based on market value(3)	5.94%	(2.06)%
Shares outstanding at end of period	14,414,033	14,397,121
Ratio/Supplemental Data:
Net assets, at end of year	$78,101,453	$79,100,965
Ratio of total expenses to average net assets(5)	20.00%	23.62%
Ratio of net expenses to average net assets(5)	19.61%	23.12%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	10.34%	11.85%
Ratio of net investment income before fee waiver to average net assets(5)	2.76%	10.09%
Ratio of net investment income after fee waiver to average net assets(5)	3.14%	10.59%
Total Borrowings	$121,000,000	$122,500,000
Asset Coverage Ratio(6)	1.65	1.65
Portfolio Turnover Rate(4)	3%	21%

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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31,
	2025	2024
Amendment Fee	$—	$16,271
Prepayment Fee Income	77,112	38,095
Other Fees	43,912	87,981
Other Fee Income	$121,024	$142,347

Note 14. Tax Information

As of March 31, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	March 31, 2025	December 31, 2024
Tax cost	$198,001,531	$200,405,331
Gross unrealized appreciation	16,690,121	15,986,982
Gross unrealized depreciation	(22,243,782)	(24,775,355)
Net unrealized investment depreciation	$(5,553,661)	$(8,788,373)

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

Subsequent to March 31, 2025 and through May 13, 2025, the Company invested a total of $2.0 million, at cost, which included investments in two existing portfolio companies. As of May 13, 2025, the Company had investments in 43 portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On April 15, 2025, the Company’s board of directors declared a distribution for the quarter ended June 30, 2025 of $0.12 per share payable on June 14, 2025 to stockholders of record as of May 24, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Transition Report on Form 10-KT under Part I, Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.2 billion as of March 31, 2025. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form Taxable Subsidiaries to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2025 and December 31, 2024, we had no Taxable Subsidiaries.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Quarterly Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in our most recently filed Transition Report on Form 10-KT, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Transition Report on Form 10-KT for the fiscal period ended December 31, 2024 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Transition Report on Form 10-KT for the fiscal period ended December 31, 2024 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of March 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.7% of our total assets, as compared to 92.6% of our total assets as of December 31, 2024.

See Note 2.j “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our most recent Transition Report on Form 10-KT and in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

As of March 31, 2025 and December 31, 2024, there were $56.0 million and $58.5 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2025 and December 31, 2024, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2025, the Company did not hold any non-qualifying assets in its portfolio.

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

As of March 31, 2025, our investment portfolio of $192.4 million (at fair value) consisted of debt and equity investments in 43 portfolio companies, of which 77.04% were first lien investments and 22.96% were equities, warrants and other positions. At March 31, 2025, our average and largest portfolio company investment at fair value was $4.5 million and $13.6 million, respectively.

As of December 31, 2024, our investment portfolio of $191.6 million (at fair value) consisted of debt and equity investments in 43 portfolio companies, of which 81.17% were first lien investments and 18.83% were in equities, warrants and other positions. At December 31, 2024, our average and largest portfolio company investment at fair value was $4.5 million and $15.4 million, respectively.

As of March 31, 2025 and December 31, 2024, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 11.02% and 10.60% respectively. As of March 31, 2025 and December 31, 2024, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.73% and 8.72%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of March 31, 2025, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use GICS codes to identify the industry groupings of our portfolio companies. At March 31, 2025 and December 31, 2024, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at March 31, 2025	Percentage of Total Portfolio at December 31, 2024
Professional Services	15.47%	14.37%
Containers & Packaging	9.15%	10.52%
Trading Companies & Distributors	8.55%	8.64%
Commercial Services & Supplies	7.99%	6.67%
IT Services	7.89%	7.14%
Insurance	7.66%	7.77%
Diversified Consumer Services	6.94%	7.07%
Specialty Retail	5.37%	7.12%
Food Products	4.61%	4.67%
Entertainment	4.05%	3.32%
Household Durables	3.94%	4.00%
Software	3.93%	3.72%
Health Care Providers & Services	3.12%	3.13%
Interactive Media & Services	2.83%	2.86%
Consumer Staples Distribution & Retail	2.54%	3.02%
Construction & Engineering	1.98%	1.93%
Hotels, Restaurants & Leisure	1.54%	1.56%
Automobile Components	1.50%	1.57%
Electronic Equipment, Instruments & Components	0.94%	0.92%
Total	100.00%	100.00%

During the three months ended March 31, 2025, we made investments in one new portfolio company and two existing portfolio companies. These investments totaled approximately $5.1 million. Of the new investments, 86.71% consisted of first lien investments and 13.29% were in equity, warrants, and other investments.

During the six months ended December 31, 2024, we made investments in five new portfolio companies and five existing portfolio companies. These investments totaled approximately $23.0 million. Of these new investments, 99.80% consisted of first lien investments and 0.20% were in equity, warrants, and other investments.

At March 31, 2025, 98.2% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 1.8% bore interest at fixed rates. At December 31, 2024, 96.4% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 3.6% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2025, we had eight investments with aggregate unfunded commitments of $5.7 million, and as of December 31, 2024, we had eight investments with aggregate unfunded commitments of $4.6 million. As of March 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$14,075,083	7.3%	3	$13,652,523	7.1%	3
2	147,031,812	76.4%	51	143,015,256	74.6%	47
3	27,655,548	14.4%	11	27,867,563	14.6%	11
4	—	—	—	—	—	—
5	3,685,427	1.9%	7	7,081,616	3.7%	10
Total	$192,447,870	100.0%	72	$191,616,958	100.0%	71

Results of Operations

Comparison of the three months ended March 31, 2025 and March 31, 2024

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2025 decreased to $4.4 million from $6.6 million for the three months ended March 31, 2024 primarily related to a decrease in interest income due to lower index and interest rates and a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty Apes, LLC subsequent to the restructuring in November 2024, partially offset by increased Dividend income related to the CF Arch Holdings LLC - Equity Interest and increased PIK dividend income related to Fusion Connect Series A Preferred Stock.

Expenses

Expenses for the three months ended March 31, 2025 decreased to $3.7 million compared to $4.4 million for the three months ended March 31, 2024, primarily due to a decrease in interest expense due to lower index rates in 2025 compared to 2024, a decrease in base management fees, and a decrease in other expenses due to the sale and write off of our investments in 1888 Industrial Services, LLC in March 2024.

Net investment income

Net investment income before taxes decreased to $0.7 million for the three months ended March 31, 2025 from $2.2 million for the three months ended March 31, 2024 primarily due to a decrease in interest income due to lower index and interest rates in 2025 compares to 2024 and a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty Apes, LLC subsequent to the restructuring in November 2024, partially offset by a decrease in interest expense due to lower index rates in 2025 compared to 2024, a decrease in base management fees, a decrease in other expenses due to the sale and write off of our investments in 1888 Industrial Services, LLC in March 2024, increased Dividend income related to the CF Arch Holdings LLC - Equity Interest and increased PIK dividend income related to Fusion Connect Series A Preferred Stock.

Net realized gain or loss

There was a net realized loss on investments of $1.6 million for the three months ended March 31, 2025 primarily due to the realization of losses associated with the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd, partially offset by a realization of gains associated with the restructuring of our investments in Sandvine Corporation.

There was a net realized loss on investments of $6.3 million for the three months ended March 31, 2024, primarily due to the realization of losses from restructurings and loan modifications of our investments in American Nuts Holdings, LLC, Arborworks Acquisition LLC, ArborWorks, LLC, Crafty Apes, LLC, and Xenon Arc, Inc. and the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized appreciation of $3.2 million for the three months ended March 31, 2025, primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Klein Hersh, LLC Term Loan - Last Out, Bioplan USA, Inc. - Common Stock and LABL, Inc. Term Loan B and due to the realization of previously unrealized losses resulting from the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd.

During the three months ended March 31, 2024, we recorded a net change in unrealized appreciation of $6.6 million, primarily due to the decrease in fair value of our investments in ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC, and Techniplas Foreign Holdco LP, partially offset by the increase in fair value of our investments in Bioplan USA, Inc. and Discovery Behavioral Health and due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC..

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, interest payments on the 2026 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “Market Developments” above and the risk factors referenced in our most recent Transition Report on Form 10-KT.

Cash flows

For the three months ended March 31, 2025, our cash balance increased by $0.9 million. During that period, $5.1 million in net cash was provided by operating activities, primarily due to investments of $5.6 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $7.3 million. During that same period, $4.2 million in net cash was used in financing activities, resulting primarily from proceeds of $0.5 million from borrowings under the Capital One Revolving Financing, repayments of $3.0 million under the Capital One Revolving Financing, distributions of $1.7 million to our stockholders, and payments of $0 for deferred financing costs.

Capital resources

As of March 31, 2025, we had $2.3 million of cash as well as $10.7 million in restricted cash and $44.0 million of capacity under the Capital One Revolving Financing. As of March 31, 2025, we had approximately $121.0 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 164.5%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2025, our asset coverage for borrowed amounts was 164.5%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025, our off-balance sheet arrangements consisted of $5.7 million in unfunded commitments to five of our portfolio companies. As of December 31, 2024, our off-balance arrangements consisted of $4.6 million in unfunded commitments to six of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to March 31, 2025 and through May 13, 2025, the Company invested a total of $2.0 million, at cost, which included investments in two existing portfolio companies. As of May 13, 2025, the Company had investments in 43 portfolio companies.

On April 15, 2025, the Company's board of directors declared a distribution for the quarter ended June 30, 2025 of $0.12 per share payable on June 14, 2025 to stockholders of record as of May 24, 2025.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2025, 98.2% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of March 31, 2025, 100.0% of our floating-rate portfolio was subject to interest-rate floors set at or below the current applicable rate. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of March 31, 2025, our floating rate borrowings totaled $56.0 million in principal amount, which represented 46.3% of our outstanding debt.

Based on our investment portfolio as of March 31, 2025, with certain interest rate floors and our financing arrangements at March 31, 2025, a 1.00% increase in interest rates would increase our net interest income by approximately 5.30% and a 2.00% increase in interest rates would increase our net interest income by approximately 15.82%.

Although management believes that this analysis is indicative of our existing sensitivity as of March 31, 2025 to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2025, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Transition Report on Form 10-KT for the Transition Period ended December 31, 2024 (filed with the SEC on March 25, 2025). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we issued 7,789 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2025 was $22,715.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: May 13, 2025

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer

By:	/s/ Walter Tsin

Walter Tsin
Chief Financial Officer