Form 10-Q
period 2025-06-30
Investcorp Credit Management BDC, Inc.
filed 2025-08-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 12, 2025 was 14,431,202.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2025
	(Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $196,662,011 and $184,154,029, respectively)	$201,637,673	$188,602,029
Affiliated investments, at fair value (amortized cost of $16,374,640 and $16,351,878, respectively)	2,493,006	3,014,929
Total investments, at fair value (amortized cost of $213,036,651 and $200,505,907,respectively)	204,130,679	191,616,958
Cash	2,946,719	771,483
Cash, restricted	14,398,001	11,333,064
Principal receivable	156,298	720,855
Interest receivable	1,486,352	1,576,381
Payment-in-kind interest receivable	218,132	85,399
Long-term receivable	—	489,365
Short-term receivable	352,308	160,901
Prepaid expenses and other assets	376,077	97,324
Total Assets	$224,064,566	$206,851,730
Liabilities
Debt:
Revolving credit facility	$70,500,000	$58,500,000
2026 Notes payable	65,000,000	65,000,000
Deferred debt issuance costs	(1,061,768)	(1,369,415)
Unamortized discount	(53,333)	(88,888)
Debt, net	134,384,899	122,041,697
Payable for investments purchased	9,573,669	1,474,677
Dividend payable	—	1,728,749
Income-based incentive fees payable	383,207	501,955
Base management fees payable	779,667	769,176
Interest payable	1,856,197	1,894,921
Deferred income liability	594,913	—
Directors' fees payable	—	81,323
Accrued expenses and other liabilities	507,790	757,102
Total Liabilities	148,080,342	129,249,600
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,431,202 and 14,406,244 shares issued and outstanding, respectively)	14,431	14,406
Additional paid-in capital	203,575,908	203,505,480
Distributable earnings (loss)	(127,606,115)	(125,917,756)
Total Net Assets	75,984,224	77,602,130
Total Liabilities and Net Assets	$224,064,566	$206,851,730
Net Asset Value Per Share	$5.27	$5.39

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$3,778,683	$4,091,556	$7,266,885	$9,652,889
Non-controlled, affiliated investments	(16,912)	(16,919)	(1,934)	11,911
Total interest income	3,761,771	4,074,637	7,264,951	9,664,800
Payment in-kind interest income
Non-controlled, non-affiliated investments	342,127	747,479	762,015	1,361,244
Non-controlled, affiliated investments	(243)	20,047	21,137	39,600
Total payment-in-kind interest income	341,884	767,526	783,152	1,400,844
Dividend income
Non-controlled, non-affiliated investments	—	—	81,607	54,138
Non-controlled, affiliated investments	—	—	—	—
Total dividend income	—	—	81,607	54,138
Payment in-kind dividend income
Non-controlled, non-affiliated investments	231,057	204,298	452,742	402,421
Non-controlled, affiliated investments	—	—	—	—
Total payment-in-kind dividend income	231,057	204,298	452,742	402,421
Other fee income
Non-controlled, non-affiliated investments	210,487	72,858	331,511	215,205
Non-controlled, affiliated investments	—	—	—	—
Total other fee income	210,487	72,858	331,511	215,205
Total investment income	4,545,199	5,119,319	8,913,963	11,737,408
Expenses:
Interest expense	1,856,195	1,956,995	3,688,162	4,131,190
Base management fees	851,734	889,715	1,699,770	1,841,514
Income-based incentive fees	(118,748)	—	(118,748)	—
Professional fees	277,287	257,800	618,570	612,734
Allocation of administrative costs from Adviser	227,874	241,918	481,897	467,774
Amortization of deferred debt issuance costs	153,824	152,590	307,648	305,181
Amortization of original issue discount - 2026 Notes	17,778	17,778	35,555	35,555
Insurance expense	126,009	127,768	246,511	253,534
Directors' fees	73,500	73,500	150,000	148,657
Custodian and administrator fees	74,000	101,236	148,237	169,267
Other expenses	243,714	118,556	283,887	497,962
Total expenses	3,783,167	3,937,856	7,541,489	8,463,368
Waiver of base management fees	(72,026)	(72,899)	(146,169)	(170,330)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	3,711,141	3,864,957	7,395,320	8,293,038
Net investment income before taxes	834,058	1,254,362	1,518,643	3,444,370
Income tax expense (benefit), including excise tax expense	229,910	(54,740)	310,969	56,906
Net investment income after taxes	$604,148	$1,309,102	$1,207,674	$3,387,464
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	$2,208,625	$(1,828,530)	$581,343	$(1,860,514)
Non-controlled, affiliated investments	—	—	—	(6,239,984)
Net realized gain (loss) from investments	2,208,625	(1,828,530)	581,343	(8,100,498)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(2,852,187)	1,221,420	527,662	2,311,028
Non-controlled, affiliated investments	(394,884)	(2,654,138)	(544,685)	2,861,600
Net change in unrealized appreciation (depreciation) on investments	(3,247,071)	(1,432,718)	(17,023)	5,172,628
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(1,038,446)	(3,261,248)	564,320	(2,927,870)
Net increase (decrease) in net assets resulting from operations	$(434,298)	$(1,952,146)	$1,771,994	$459,594
Basic and diluted:
Earnings per share	$(0.03)	$(0.14)	$0.12	$0.03
Weighted average shares of common stock outstanding	14,419,405	14,401,118	14,416,218	14,399,035
Distributions declared per common share	$0.12	$0.15	$0.24	$0.30

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended June 30,
	2025	2024
Net assets at beginning of period	$78,101,453	$79,100,965
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	604,148	1,309,102
Net realized gain (loss) from investments	2,208,625	(1,828,530)
Net change in unrealized appreciation (depreciation) on investments	(3,247,071)	(1,432,718)
Net increase (decrease) in net assets resulting from operations	(434,298)	(1,952,146)

Stockholder distributions:
Distributions from net investment income	(1,730,669)	(2,160,111)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(1,730,669)	(2,160,111)

Capital transactions:
Issuance of common shares (0 and 0, respectively)	—	—
Reinvestments of stockholder distributions	47,738	21,501
Net increase (decrease) in net assets resulting from capital transactions	47,738	21,501
Net increase (decrease) in net assets	(2,117,229)	(4,090,756)
Net assets at end of period	$75,984,224	$75,010,209

	For the six months ended June 30,
	2025	2024
Net assets at beginning of period	$77,602,130	$78,840,983
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	1,207,674	3,387,464
Net realized gain (loss) from investments	581,343	(8,100,498)
Net change in unrealized appreciation (depreciation) on investments	(17,023)	5,172,628
Net increase (decrease) in net assets resulting from operations	1,771,994	459,594
Stockholder distributions:
Distributions from net investment income	(3,460,353)	(4,319,679)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	(3,460,353)	(4,319,679)
Capital transactions:
Issuance of common shares (0 and 0, respectively)	—	—
Reinvestments of stockholder distributions	70,453	29,311
Net increase (decrease) in net assets resulting from capital transactions	70,453	29,311
Net increase (decrease) in net assets	(1,617,906)	(3,830,774)
Net assets at end of period	$75,984,224	$75,010,209

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,771,994	$459,594
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(27,670,641)	(27,198,195)
Payment in-kind interest and dividends	(1,103,161)	(1,889,046)
Sales and repayments of investments	17,549,493	50,173,846
Net realized (gain) loss on investments	(581,343)	8,100,498
Net change in unrealized appreciation/depreciation on investments	17,023	(5,172,628)
Amortization of discount/premium on investments	(725,093)	(1,202,452)
Amortization of deferred debt issuance costs	307,648	317,679
Amortization of original issue discount - 2026 Notes	35,555	35,555
Net (increase) decrease in operating assets:
Interest receivable	90,029	45,025
Payment-in-kind interest receivable	(132,733)	85,781
Principal receivable	564,557	38,615
Due from affiliate	—	515,361
Long-term receivable	489,365	(631,667)
Escrow receivable	—	(97,173)
Short-term receivable	(191,407)	—
Prepaid expenses and other assets	(278,753)	(251,379)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	8,098,992	1,925,000
Interest payable	(38,724)	(317,286)
Deferred income liability	594,913	—
Directors fees payable	(81,323)	(4,343)
Accrued expenses and other liabilities	(249,312)	27,228
Base management fees payable	10,491	(55,178)
Income-based incentive fees payable	(118,748)	—
Net cash (used in) provided by operating activities	(1,641,178)	24,904,835
Cash Flows from Financing Activities:
Payments for deferred financing costs	—	(1,010,788)
Issuance of common shares	—	—
Distributions to stockholders	(5,118,649)	(6,449,605)
Proceeds from borrowing on revolving financing facility	18,500,000	9,000,000
Repayments of borrowing on revolving financing facility	(6,500,000)	(36,000,000)
Net cash (used in) provided by financing activities	6,881,351	(34,460,393)
Net change in cash	5,240,173	(9,555,558)
Cash:
Cash and restricted cash at beginning of year	12,104,547	14,664,362
Cash and restricted cash at end of period	$17,344,720	$5,108,804
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$3,726,887	$4,448,478
Cash paid for taxes	$478,619	$265,000
Issuance of shares pursuant to Dividend Reinvestment Plan	$70,453	$29,311
Non-cash purchase of investments	$(11,306,892)	$(5,700,354)
Non-cash sale of investments	$11,306,892	$5,700,354

	June 30, 2025	June 30, 2024
Cash	$2,946,719	$158,768
Cash, restricted	14,398,001	4,950,036
Cash and restricted cash	$17,344,720	$5,108,804

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

June 30, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,246,090	$2,246,090	$2,234,859	2.94%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	570,968	570,968	570,968	0.75%	(4)(5)
Northstar Group Services, Inc. Term Loan	6M S + 4.75% (0.50% Floor)		5/31/2030	5,445,000	5,421,549	5,404,162	7.11%	(8)
Total Commercial Services & Supplies					8,238,607	8,209,989
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,118,615	4,078,072	3,830,312	5.04%	(4)(8)
Total Construction & Engineering					4,078,072	3,830,312
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	1,887,122	1,887,122	1,877,687	2.47%	(4)(8)(12)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	1,884,410	1,887,122	1,816,355	2.39%	(4)(8)(12)
Total Consumer Staples Distribution & Retail					3,774,244	3,694,042
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	1,898,473	1,918,419	1,979,158	2.60%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,809,347	6,000,500	7.90%	(8)
LABL, Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/30/2028	4,913,511	4,879,915	4,446,727	5.85%	(3)(8)
Total Containers & Packaging					12,607,681	12,426,385
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	4,898,705	4,854,223	4,898,705	6.45%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,463,618	1.93%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,120,916	7,073,826	6,942,893	9.14%	(8)
Total Diversified Consumer Services					13,402,727	13,305,216
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,101,677	1,995,309	1,991,339	2.62%	(4)(5)(8)(11)
Total Entertainment					1,995,309	1,991,339
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	4,062,500	4,018,708	3,950,781	5.20%	(8)
Max US Bidco Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/2/2030	7,929,924	7,704,513	7,890,275	10.38%	(3)(8)
Total Food Products					11,723,221	11,841,056
Health Care Providers & Services
One Call Corporation Term Loan	3M S + 5.50% (0.75% Floor)		4/22/2027	3,490,910	3,482,183	3,482,183	4.58%	(8)
Total Health Care Providers & Services					3,482,183	3,482,183

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC Term Loan	3M S + 4.75% (0.50% Floor)		6/15/2028	2,962,500	$2,930,264	$2,962,500	3.90%	(8)
Total Hotels, Restaurants & Leisure					2,930,264	2,962,500
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% (1.00% Floor)		1/15/2026	7,633,519	7,617,380	7,557,184	9.95%	(8)
Total Household Durables					7,617,380	7,557,184
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	9,898,412	9,834,582	9,787,055	12.89%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	6,941,078	6,920,476	6,932,401	9.12%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/15/2029	3,597,917	3,503,761	3,525,958	4.64%	(8)
Total Insurance					20,258,819	20,245,414
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,527,778	5,438,967	5,458,681	7.19%	(5)(8)
Total Interactive Media & Services					5,438,967	5,458,681
IT Services
Argano, LLC Term Loan	1M S + 5.75% (1.00% Floor)		8/23/2029	6,551,346	6,430,624	6,436,697	8.47%	(5)(8)
Accelevation, LLC Term Loan	1M S + 5.00% (0.75% Floor)		1/2/2031	3,491,231	3,434,029	3,491,231	4.59%	(5)(8)
Accelevation, LLC - Revolver	1M S + 5.00% (0.75% Floor)		1/2/2031	304,615	292,789	304,615	0.40%	(5)
Total IT Services					10,157,442	10,232,543
Professional Services
CareerBuilder, LLC Term Loan B3	1M S + 2.50% + 4.25% PIK (1.00% Floor)		7/31/2026	6,186,186	4,808,811	1,349,379	1.78%	(4)(7)(8)
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,985,000	2,971,989	2,988,731	3.93%	(3)(8)
Klein Hersh, LLC Term Loan - Last Out	1M S + -0.19%		4/27/2028	11,592,315	7,744,343	10,172,256	13.39%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,701,923	9,657,299	9,629,159	12.68%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,081,534	1,081,534	1,073,422	1.41%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	744,375	0.98%
Total Professional Services					27,013,976	25,957,322
Specialty Retail
ALCV Purchaser, Inc. Term Loan	1M S + 6.75% (1.00% Floor)		4/15/2026	4,800,000	4,785,858	4,740,000	6.24%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50% (0.00% Floor)		5/28/2032	6,982,500	6,930,456	6,930,131	9.12%	(8)
Total Specialty Retail					11,716,314	11,670,131
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	6M S + 1.00% + 5.00% PIK (0.00% Floor)		3/4/2030	1,735,713	1,735,713	1,735,713	2.28%	(4)(8)
Total Software					1,735,713	1,735,713
Trading Companies & Distributors
Fleetpride Inc. Term Loan B	3M S + 4.50% (0.50% Floor)		9/29/2028	2,947,500	2,925,076	2,722,753	3.58%	(3)(8)
PVI Holdings, Inc. Term Loan - Last Out	3M S + 4.94% (1.00% Floor)		1/18/2028	3,890,000	3,869,346	3,860,825	5.08%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,715,000	8,715,000	8,671,425	11.41%	(8)
Total Trading Companies & Distributors					15,509,422	15,255,003
Total Senior Secured First Lien Debt Investments					161,680,341	159,855,013	210.38%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%
Equity, Warrants and Other Investments(13)
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	5,730,858	7.54%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	5,730,858
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	1,356,776	1.79%	(6)(8)
Total Consumer Staples Distribution & Retail					2,204,980	1,356,776
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	5,603,437	7.38%	(6)
Total Containers & Packaging					1,708,942	5,603,437
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	—	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	45,782	0.06%	(6)
Total Electronic Equipment, Instruments & Components					2,380,585	45,782
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	6,094,003	8.02%	(6)(8)
Total Entertainment					4,968,408	6,094,003
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	+ 13.50% PIK	10/10/2023		4,000	4,000,000	6,000,000	7.90%	(6)
Total Health Care Providers & Services					4,000,000	6,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	35,619	0.05%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	92,076	0.12%	(6)
Fusion Connect, Inc - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	35,619	0.05%	(6)
Fusion Connect, Inc. - Series A Preferred	+ 12.50% PIK	1/12/2022		500	7,645,189	7,160,862	9.42%	(4)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	97,357	0.13%	(6)
Total IT Services					8,929,795	7,421,533
Professional Services
CareerBuilder, LLC - Warrant		1/2/2025		4,586	—	—	—%	(6)
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	450,000	0.59%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	770,000	1.01%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	349,590	0.46%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	644,865	0.85%	(6)
Total Professional Services					1,874,011	2,214,455
Software
Advanced Solutions International - Preferred Stock		9/1/2020		888,170	1,000,000	2,948,724	3.88%	(6)
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	3,247,948	4.27%	(6)
Total Software					3,744,209	6,196,672

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments(13), continued
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,119,144	1.47%	(6)(14)
Total Trading Companies & Distributors					808,717	1,119,144
Total Equity, Warrants and Other Investments					34,981,670	41,782,660	54.99%
Total Non-Controlled/Non-Affiliated Investments					$196,662,011	$201,637,673	265.37%
Non-Controlled/Affiliated Investments (15)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	+ 10.00% PIK		6/18/2027	898,492	876,340	779,943	1.03%	(4)(7)
Techniplas Foreign Holdco Term Loan	+ 17.00% PIK		12/19/2026	1,159,774	1,115,340	1,092,507	1.43%	(4)(7)
Total Automobile Components					1,991,680	1,872,450
Total Senior Secured First Lien Debt Investments					1,991,680	1,872,450	2.46%
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	59,986	0.08%	(6)
Techniplas Foreign Holdco - Class C Preferred Units		12/5/2024		2,748,651	46,169	560,570	0.74%	(6)
Total Automobile Components					14,382,960	620,556
Total Equity, Warrants and Other Investments					14,382,960	620,556	0.82%
Total Non-Controlled/Affiliated Investments					$16,374,640	$2,493,006	3.28%
Total Investments					$213,036,651	$204,130,679	268.65%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 13 of the Consolidated Schedule of Investments as of June 30, 2025 for additional information on our restricted securities.
(2)
Unless indicated otherwise, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (see Note 4).
(3)
This investment represents a Level 2 investment (see Note 4).
(4)
Principal amount includes capitalized PIK interest.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2025

(13)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $42,403,216 at fair value and represented 55.81% of the Company’s net assets.
(14)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(15)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of June 30, 2025, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the six months ended June 30, 2025 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(d)
Techniplas Foreign Holdco LP	Senior Secured First Lien Debt Investment (10.00% PIK)	$889,164	$21,374	$—	$—	$(130,595)	$779,943	$21,137
	Senior Secured First Lien Debt Investment (17.00% PIK)	1,304,746	1,388	—	—	(213,627)	1,092,507	(1,934)
	Class C Preferred Units(e)	705,973	—	—	—	(145,403)	560,570	—
	Common Stock(e)	115,046	—	—	—	(55,060)	59,986	—
		$3,014,929	$22,762	$—	$—	$(544,685)	$2,493,006	$19,203

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
(e)
Investment is non-income producing.

P — Prime Rate (7.50% as of June 30, 2025)

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.32% as of June 30, 2025)

3M S — 3-month SOFR (4.29% as of June 30, 2025)

6M S — 6-month SOFR (4.15% as of June 30, 2025)

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

June 30, 2025

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States. As of June 30, 2025, the Company did not hold any non-qualifying assets in its portfolio.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2025 and December 31, 2024, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, commitment, and amendment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended June 30, 2025, $360,315 and $463,027, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and six months ended June 30, 2024, $270 and $626,622, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Company had four loans on non-accrual status comprised of CareerBuilder, LLC - Term Loan B3, Klein Hersh, LLC - Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan and Techniplas Foreign Holdco Term Loan, which collectively represented 1.58% of the Company’s portfolio at fair value. As of December 31, 2024, the Company had five loans on non-accrual status comprised of American Nuts Holdings, LLC Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3, Klein Hersh, LLC Senior Subordinated Note and Sandvine Corporation Term Loan, which collectively represented 3.64% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $341,884 and $783,152, respectively, during the three and six months ended June 30, 2025. The Company earned PIK interest of $767,526 and $1,400,844, respectively, during the three and six months ended June 30, 2024.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $231,057 and $452,742, respectively, during the three and six months ended June 30, 2025. The Company earned PIK dividends of $204,298 and $402,421, respectively, during the three and six months ended June 30, 2024.

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

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds. As of June 30, 2025, a portion of these proceeds is included in Short-term receivable in the amount of $352,308 on the Unaudited Consolidated Statements of Assets and Liabilities.

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2025 or December 31, 2024.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At June 30, 2025 and June 30, 2024, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses (benefits), which are included in the provision for tax expense (benefit) of $229,910 and $310,969, respectively, for the three and six months ended June 30, 2025, and ($54,740) and $56,906, respectively, for the three and six months ended June 30, 2024.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended June 30, 2025, the Company recorded distributions of $1.7 million and $3.5 million, respectively. During the three and six months ended June 30, 2024, the Company recorded distributions of $2.2 million and $4.3 million, respectively. For certain periods, the tax character of a portion of distributions may be return of capital.

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

b. Investments

The composition of the Company’s investments as of June 30, 2025, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$163,672,021	76.83%	$161,727,463	79.23%
Unsecured Debt Investments	—	—%	—	—%
Equity, Warrants and Other Investments	49,364,630	23.17%	42,403,216	20.77%
Total	$213,036,651	100.00%	$204,130,679	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$28,171,777	13.80%	$27,542,249	14.37%
Insurance	20,245,414	9.92%	14,883,386	7.77%
Containers & Packaging	18,029,822	8.83%	20,159,439	10.52%
IT Services	17,654,076	8.65%	13,677,485	7.14%
Trading Companies & Distributors	16,374,147	8.02%	16,550,362	8.64%
Commercial Services & Supplies	13,940,847	6.83%	12,778,427	6.67%
Diversified Consumer Services	13,305,216	6.52%	13,555,936	7.07%
Food Products	11,841,056	5.80%	8,948,000	4.67%
Specialty Retail	11,670,131	5.72%	13,645,186	7.12%
Health Care Providers & Services	9,482,183	4.65%	6,000,000	3.13%
Entertainment	8,085,342	3.96%	6,356,272	3.32%
Software	7,932,385	3.89%	7,130,522	3.72%
Household Durables	7,557,184	3.70%	7,664,219	4.00%
Interactive Media & Services	5,458,681	2.67%	5,472,222	2.86%
Consumer Staples Distribution & Retail	5,050,818	2.47%	5,794,191	3.02%
Construction & Engineering	3,830,312	1.88%	3,698,210	1.93%
Hotels, Restaurants & Leisure	2,962,500	1.45%	2,977,500	1.56%
Automobile Components	2,493,006	1.22%	3,014,929	1.57%
Electronic Equipment, Instruments & Components	45,782	0.02%	1,768,423	0.92%
Total	$204,130,679	100.00%	$191,616,958	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$57,970,249	28.40%	$50,821,899	26.52%
U.S. Northeast	55,996,075	27.43%	57,924,569	30.23%
U.S. Southwest	31,981,602	15.67%	7,712,299	4.02%
U.S. Southeast	26,539,524	13.00%	32,190,267	16.80%
U.S. Midwest	23,795,800	11.66%	24,291,767	12.68%
U.S. Mid-Atlantic	7,847,429	3.84%	14,594,690	7.62%
International	—	—%	4,081,467	2.13%
Total	$204,130,679	100.00%	$191,616,958	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2025, the Company made investments in new and existing portfolio companies of approximately $24.1 million, to which it was not previously contractually committed to provide financial support. During the six months ended June 30, 2024, the Company made investments in new and existing portfolio companies of approximately $26.8 million, to which it was not previously contractually committed to provide financial support. During the six months ended June 30, 2025, the Company made investments of $3.6 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the six months ended June 30, 2024, the Company made investments of $0.4 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At June 30, 2025 and December 31, 2024, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$27,835,541	$133,891,922	$161,727,463
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	42,403,216	42,403,216
Total Investments	$—	$27,835,541	$176,295,138	$204,130,679

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$36,086,568	$173,361,546
Purchases (including PIK interest)	22,181,614	1,126,752	23,308,366
Sales and repayments	(11,498,159)	(2,729,289)	(14,227,448)
Amortization	700,383	—	700,383
Net realized gains (losses)	(1,619,698)	2,201,041	581,343
Transfers in	—	4,949,189	4,949,189
Transfers out	(12,777,727)	—	(12,777,727)
Net change in unrealized (depreciation) appreciation	(369,469)	768,955	399,486
Fair value at June 30, 2025	$133,891,922	$42,403,216	$176,295,138
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2025	$(1,500,524)	$2,344,378	$843,854

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	Senior Secured First Lien Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2023	$176,208,787	$31,172,766	$207,381,553
Purchases (including PIK interest)	28,626,104	461,137	29,087,241
Sales and repayments	(50,173,846)	—	(50,173,846)
Amortization	1,202,452	—	1,202,452
Net realized gains (losses)	(8,100,498)	—	(8,100,498)
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized (depreciation) appreciation	9,164,317	(3,991,689)	5,172,628
Fair value at June 30, 2024	$156,927,316	$27,642,214	$184,569,530
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2024	$(69,131)	$(5,332,004)	$(5,401,135)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the six months ended June 30, 2025, $7,828,538 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency. During the six months ended June 30, 2024, the Company did not transfer any investments among Levels 1, 2 and 3. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the six months ended June 30, 2025, $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructurings. During the six months ended June 30, 2024, there were no transfers between Senior Secured First Lien Debt Investments Level 3 and Equity, Warrants and Other Investments Level 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2025	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$113,325,377	Income Approach	Market Yields	11.3%	8.3% - 16.4%
Senior Secured First Lien Debt Investments	1,872,450	Market Comparable Approach	Revenue Multiple	0.21x	0.21x
Senior Secured First Lien Debt Investments	17,344,716	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	1,349,379	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	—	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	7,160,862	Income Approach	Market Yields	19.6%	19.6%
Equity, Warrants and Other Investments	28,527,795	Market Comparable Approach	EBITDA multiple	11.0x	4.0x - 22.5x
Equity, Warrants and Other Investments	6,714,559	Market Comparable Approach	Revenue Multiple	1.74x	0.21x - 1.90x
	$176,295,138

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

As of June 30, 2025 and December 31, 2024, there were $70.5 million and $58.5 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of June 30, 2025, SPV LLC had a notional amount of $181.6 million, which included $165.6 million of the Company’s portfolio investments at fair value, $1.6 million in accrued interest receivable and $14.4 million in cash held by the trustees of the Capital One Revolving Financing. As of December 31, 2024, SPV had a notional amount of $167.7 million, which included $154.7 million of the Company's portfolio investments at fair value, $1.6 million in accrued interest receivable and $11.3 million in cash held by the trustees of the Capital One Revolving Financing. For the three and six months ended June 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $58.0 million and $57.4 million, respectively, and 6.81% and 6.87%, respectively. For the three and six months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $50.2 million and $56.9 million, respectively, and 8.29% and 8.32%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At June 30, 2025 and December 31, 2024, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $70.5 million and $58.5 million, respectively, which the Company concluded was a Level 3 fair value.

As of June 30, 2025, the carrying amount of the Capital One Revolving Financing was approximately $69.6 million, aggregate principal balance of $70.5 million net with deferred debt issuance costs of approximately $0.9 million.

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

As of June 30, 2025, the carrying amount of the 2026 Notes was approximately $64.8 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $195,000 and unamortized discount of $53,333, at a current yield of 4.99%. As of December 31, 2024, the carrying amount of the 2026 Notes was $64.6 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $325,000 and unamortized discount of $88,888, at a current yield of 5.02%. As of June 30, 2025 and December 31, 2024, the fair value of the 2026 Notes was $63.6 million and $63.2 million, respectively. The Company concluded that this was Level 3 fair value under ASC 820.

For the three and six months ended June 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $123.0 million and 5.79%, and $122.4 million and 5.81%, respectively. For the three and six months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $115.2 million and 6.36%, and $121.9 million and 6.48%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2025 and December 31, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

	June 30, 2025	December 31, 2024
2024	$—	$—
2025	—	—
2026 and beyond	135,500,000	123,500,000
Total long-term debt	$135,500,000	$123,500,000

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

The Company’s board of directors declared the following quarterly distributions during the six months ended June 30, 2025:

Declared Date	Ex-Date	Record Date	Pay Date	Amount per Share	Fiscal Quarter
March 20, 2025	April 24, 2025	April 25, 2025	May 16, 2025	$0.12	1st 2025
April 15, 2025	May 23, 2025	May 24, 2025	June 14, 2025	$0.12	2nd 2025

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2025:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$1,162,616	$—	1.00%	1/2/2031
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Argano, LLC - DDTL	781,327	—	1.00%	8/23/2029
Arborworks Acquisition LLC – Revolver	671,268	—	—	11/6/2028
Accelevation, LLC - Revolver	541,540	—	0.50%	1/2/2031
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Integrity Marketing Acquisition, LLC - DDTL	214,496	—	1.00%	8/25/2028
Integrity Marketing Acquisition, LLC - Revolver	168,692	—	0.50%	8/25/2028
Argano, LLC - Revolver	144,928	—	0.50%	8/23/2029
Total Unfunded Commitments	$5,622,046	$—

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Uniguest Holdings - DDTL	$1,111,111	$—	—	11/27/2030
Argano, LLC - DDTL	869,565	—	—	8/23/2029
Arborworks Acquisition LLC – Revolver	712,496	—	—	11/6/2028
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Sandvine Corporation - DDTL	398,456	—	—	10/3/2025
Uniguest Holdings - Revolver	333,333	—	—	11/27/2030
Argano, LLC - Revolver	144,928	—	—	8/23/2029
Total Unfunded Commitments	$4,630,192	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Base management fees	$851,734	$889,715	$1,699,770	$1,841,514
Waiver of base management fees	(72,026)	(72,899)	(146,169)	(170,330)
Income-based incentive fees	(118,748)	—	(118,748)	—
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	227,874	241,918	481,897	467,774
Total net expense to affiliates	$888,834	$1,058,734	$1,916,750	$2,138,958

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$779,667	$769,176
Income-based incentive fees payable	383,207	501,955
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	55,371	27,868
Total amount due to affiliates	$1,218,245	$1,298,999

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

For the three and six months ended June 30, 2025, $851,734 and $1,699,770 in Base Management Fees, respectively, were earned by the Adviser, of which $72,026 and $146,169, respectively, was voluntarily waived. As of June 30, 2025, $779,667 of such fees were payable. For the three and six months ended June 30, 2024, $889,715 and $1,841,514 in Base Management Fees, respectively, were earned by the Adviser, of which $72,899 and $170,330, respectively, was voluntarily waived. As of December 31, 2024, $769,176 of such fees were payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and six months ended June 30, 2025, the Company wrote off $118,748 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2025, $383,207 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $18,802 are payable and fees of $364,405 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three and six months ended June 30, 2024, the Company incurred no Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company are currently payable to the Adviser, of which fees of $0 are payable and fees of $501,955 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of June 30, 2025 and December 31, 2024, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Mr. Mauer holds an approximate 17% interest in the Adviser. Investcorp holds an approximate 83% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a Base Management Fee and an Incentive Fee. Mr. Mauer, an interested member of the Company's board of directors, has a direct or indirect pecuniary interest in the Adviser. The Incentive Fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the board of directors with the valuation of the Company’s portfolio investments. The Adviser’s Base Management Fee and Incentive Fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $227,874 and $481,897, respectively, under the Administration Agreement for the three and six months ended June 30, 2025. The Company incurred costs of $241,918 and $467,774, respectively, under the Administration Agreement for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $55,371 and $27,868, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2025, the Company recorded directors’ fees of $73,500 and $150,000, respectively, of which $0, was payable at June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded directors’ fees of $73,500 and $148,657, respectively, of which $81,323 was payable at December 31, 2024.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended June 30,		For the six months ended June 30,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$(434,298)	$(1,952,146)	$1,771,994	$459,594
Weighted average shares of common stock outstanding	14,419,405	14,401,118	14,416,218	14,399,035
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.03)	$(0.14)	$0.12	$0.03

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since July 1, 2022. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount per Share
August 25, 2021	September 24, 2021	October 14, 2021	$0.15
November 3, 2021	December 10, 2021	January 4, 2022	$0.15
February 3, 2022	March 11, 2022	March 31, 2022	$0.15
May 5, 2022	June 17, 2022	July 8, 2022	$0.15
August 25, 2022	September 23, 2022	October 14, 2022	$0.15
November 11, 2022	December 16, 2022	January 10, 2023	$0.13
November 11, 2022*	December 16, 2022	January 10, 2023	$0.02
February 2, 2023	March 10, 2023	March 30, 2023	$0.13
February 2, 2023*	March 10, 2023	March 30, 2023	$0.02
May 4, 2023	June 16, 2023	July 7, 2023	$0.13
May 4, 2023*	June 16, 2023	July 7, 2023	$0.05
September 14, 2023	October 12, 2023	November 2, 2023	$0.13
September 14, 2023*	October 12, 2023	November 2, 2023	$0.02
November 9, 2023	December 14, 2023	January 8, 2024	$0.12
November 9, 2023*	December 14, 2023	January 8, 2024	$0.03
February 8, 2024	March 15, 2024	April 5, 2024	$0.12
February 8, 2024*	March 15, 2024	April 5, 2024	$0.03
April 12, 2024	May 26, 2024	June 14, 2024	$0.12
April 12, 2024*	May 26, 2024	June 14, 2024	$0.03
September 18, 2024	October 16, 2024	November 6, 2024	$0.12
November 6, 2024	December 20, 2024	January 8, 2025	$0.12
March 20, 2025	April 25, 2025	May 16, 2025	$0.12
April 15, 2025	May 24, 2025	June 14, 2025	$0.12

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended June 30, 2025 and June 30, 2024:

	Six months ended June 30,
	2025		2024

	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income and short-term capital gains	$3,460,353	100%	$4,319,679	100%
Long-term capital gains	—	—	—	—
Total	$3,460,353	100%	$4,319,679	100%

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

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the six months ended June 30, 2025 and June 30, 2024.

	Six months ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,406,244	$205,859,495	14,394,916	$205,823,153
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	24,958	70,453	8,836	29,311
Share repurchases	—	—	—	—
Balance at end of period	14,431,202	$205,929,948	14,403,752	$205,852,464

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For the six months ended June 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$5.39	$5.48
Net investment income	0.08	0.23
Net realized and unrealized gains (losses)	0.04	(0.20)
Net increase (decrease) in net assets resulting from operations	0.12	0.03
Capital transactions(2)
Dividends from net investment income	(0.24)	(0.30)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	(0.24)	(0.30)
Offering costs	—	—

Net asset value, end of period	$5.27	$5.21
Market value per share, end of period	$2.79	$3.36
Total return based on market value(3)	0.05%	3.78%
Shares outstanding at end of period	14,431,202	14,403,752
Ratio/Supplemental Data:
Net assets, at end of year	$75,984,224	$75,010,209
Ratio of total expenses to average net assets(4)	20.50%	22.07%
Ratio of net expenses to average net assets(4)	20.12%	21.62%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(4)	10.43%	11.49%
Ratio of net investment income before fee waiver to average net assets(4)	2.77%	8.33%
Ratio of net investment income after fee waiver to average net assets(4)	3.15%	8.77%
Total Borrowings	$135,500,000	$108,000,000
Asset Coverage Ratio(5)	1.56	1.69
Portfolio Turnover Rate(6)	9%	32%

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
Annualized.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(6)
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

Note 13. Other Fee Income

The other fee income consists of structuring fee income, amendment fee income and royalty income. The following tables summarize the Company’s other fee income for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Amendment Fee	$—	$37,502	$—	$53,773
Prepayment Fee Income	116,942	—	194,054	38,095
Other Fees	93,545	35,356	137,457	123,337
Other Fee Income	$210,487	$72,858	$331,511	$215,205

Note 14. Tax Information

As of June 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	June 30, 2025	December 31, 2024
Tax cost	$212,926,696	$200,405,331
Gross unrealized appreciation	15,524,185	15,986,982
Gross unrealized depreciation	(24,320,202)	(24,775,355)
Net unrealized investment depreciation	$(8,796,017)	$(8,788,373)

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

Subsequent to June 30, 2025 and through August 12, 2025, the Company invested a total of $0.2 million, at cost, which included investments in two existing portfolio companies. As of August 12, 2025, the Company had investments in 43 portfolio companies.

The Company’s dividend framework provides a quarterly base dividend and may be supplemented, at the discretion of the Company’s board of directors, by additional dividends as determined to be available by the Company’s net investment income and performance during the quarter.

On August 7, 2025, the Company’s Board of Directors (the “Board”) declared a distribution of $0.12 per share for the quarter ending September 30, 2025, payable in cash on October 9, 2025, to stockholders of record as of September 18, 2025 and a supplemental distribution of $0.02 per share, payable on October 9, 2025, to stockholders of record as of September 18, 2025.

On August 7, 2025, the Board authorized a new share repurchase program of up to $5 million (the "2025 Stock Repurchase Program") for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, the Company will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.5 billion as of June 30, 2025. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form Taxable Subsidiaries to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of June 30, 2025 and December 31, 2024, we had no Taxable Subsidiaries.

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

As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our board of directors-approved valuation policy, represented 91.1% of our total assets, as compared to 92.6% of our total assets as of December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, there were $70.5 million and $58.5 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2025 and December 31, 2024, the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2025, the Company did not hold any non-qualifying assets in its portfolio.

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

As of June 30, 2025, our investment portfolio of $204.1 million (at fair value) consisted of debt and equity investments in 43 portfolio companies, of which 79.23% were first lien investments and 20.77% were equities, warrants and other positions. At June 30, 2025, our average and largest portfolio company investment at fair value was $4.7 million and $13.6 million, respectively.

As of December 31, 2024, our investment portfolio of $191.6 million (at fair value) consisted of debt and equity investments in 43 portfolio companies, of which 81.17% were first lien investments and 18.83% were in equities, warrants and other positions. At December 31, 2024, our average and largest portfolio company investment at fair value was $4.5 million and $15.4 million, respectively.

As of June 30, 2025 and December 31, 2024, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 10.63% and 10.60% respectively. As of June 30, 2025 and December 31, 2024, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.60% and 8.72%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of June 30, 2025, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use GICS codes to identify the industry groupings of our portfolio companies. At June 30, 2025 and December 31, 2024, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at June 30, 2025	Percentage of Total Portfolio at December 31, 2024
Professional Services	13.80%	14.37%
Insurance	9.92%	7.77%
Containers & Packaging	8.83%	10.52%
IT Services	8.65%	7.14%
Trading Companies & Distributors	8.02%	8.64%
Commercial Services & Supplies	6.83%	6.67%
Diversified Consumer Services	6.52%	7.07%
Food Products	5.80%	4.67%
Specialty Retail	5.72%	7.12%
Health Care Providers & Services	4.65%	3.13%
Entertainment	3.96%	3.32%
Software	3.89%	3.72%
Household Durables	3.70%	4.00%
Interactive Media & Services	2.67%	2.86%
Consumer Staples Distribution & Retail	2.47%	3.02%
Construction & Engineering	1.88%	1.93%
Hotels, Restaurants & Leisure	1.45%	1.56%
Automobile Components	1.22%	1.57%
Electronic Equipment, Instruments & Components	0.02%	0.92%
Total	100.00%	100.00%

During the six months ended June 30, 2025, we made investments in two new portfolio companies and six existing portfolio companies. Investments in new and existing portfolio companies, to which we were not previously contractually committed to provide financial support, totaled approximately $24.1 million. Of these investments, 97.20% consisted of first lien investments and 2.80% were in equity, warrants, and other investments.

During the six months ended December 31, 2024, we made investments in five new portfolio companies and five existing portfolio companies. Investments in new and existing portfolio companies, to which we were not previously contractually committed to provide financial support, totaled approximately $23.0 million. Of these investments, 99.80% consisted of first lien investments and 0.20% were in equity, warrants, and other investments.

At June 30, 2025, 98.5% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate of the Prime Rate (in certain cases, subject to interest rate floors), and 1.5% bore interest at fixed rates. At December 31, 2024, 96.4% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 3.6% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2025, we had ten investments with aggregate unfunded commitments of $5.6 million, and as of December 31, 2024, we had eight investments with aggregate unfunded commitments of $4.6 million. As of June 30, 2025, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of June 30, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$11,620,149	5.7%	2	$13,652,523	7.1%	3
2	162,848,890	79.8%	52	143,015,256	74.6%	47
3	21,326,745	10.4%	7	27,867,563	14.6%	11
4	6,985,516	3.4%	7	—	—	—
5	1,349,379	0.7%	5	7,081,616	3.7%	10
Total	$204,130,679	100.0%	73	$191,616,958	100.0%	71

Results of Operations

Comparison of the three months ended June 30, 2025 and June 30, 2024

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended June 30, 2025 decreased to $4.5 million from $5.1 million for the three months ended June 30, 2024 primarily related to a decrease in interest income due to lower index and interest rates and a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty Apes, LLC subsequent to the restructuring in November 2024, partially offset by increased PIK dividend income related to Fusion Connect Series A Preferred Stock and increased other fee income primarily related to prepayment fees on our investments in 4L Technologies, Inc.

Expenses, net of waivers

Expenses for the three months ended June 30, 2025 decreased to $3.7 million compared to $3.9 million for the three months ended June 30, 2024 primarily due to a decrease in interest expense due to lower index rates in 2025 compared to 2024 and write offs of deferred incentive fees in 2025 as a result of restructurings related to our investments in Crafty Apes, American Nuts and Procera Networks/Sandvine.

Net investment income

Net investment income before taxes decreased to $0.8 million for the three months ended June 30, 2025 from $1.3 million for the three months ended June 30, 2024 primarily due to a decrease in interest income due to lower index and interest rates in 2025 compared to 2024, a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty Apes, LLC subsequent to the restructuring in November 2024, partially offset by a decrease in interest expense due to lower index rates in 2025 compared to 2024, a decrease in base management fees, increased PIK dividend income related to Fusion Connect Series A Preferred Stock, and increased other fee income related to prepayment fee income on our investments in 4L Technologies, Inc.

Net realized gain or loss

There was a net realized gain on investments of $2.2 million for the three months ended June 30, 2025 primarily due to the realization of a gain associated with the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest.

There was a net realized loss on investments of $1.8 million for the three months ended June 30, 2024 primarily due to the realization of losses from the restructuring of our investments in Sandvine Corporation.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $3.2 million for the three months ended June 30, 2025 primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, CareerBuilder, LLC Term Loan B3, Fusion Connect, Inc. - Common Stock, 4L Technologies, Inc. - Preferred Stock, Crafty Apes LLC - Common Stock, Klein Hersh, LLC Term Loan - Last Out, and LABL, Inc. Term Loan B and due to the realization of previously unrealized gains resulting from the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest.

During the three months ended June 30, 2024, we recorded a net change in unrealized depreciation of $1.4 million primarily due to changes in marks for ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC Term Loan, and Techniplas Foreign Holdco LP - Equity Interest, Bioplan USA, Inc. - Common Stock, CareerBuilder, LLC Term Loan B3, and INW Manufacturing, LLC Term Loan and due to the realization of previously unrealized losses resulting from the restructuring of our investments in Sandvine Corporation.

Comparison of the six months ended June 30, 2025 and June 30, 2024

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended June 30, 2025 decreased to $8.9 million from $11.7 million for the six months ended June 30, 2024 primarily due to a decrease in interest income due to lower index and interest rates and a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty Apes, LLC subsequent to the restructuring in November 2024, partially offset by increased PIK dividend income related to Fusion Connect Series A Preferred Stock and increased other fee income related to prepayment fee income on our investments in 4L Technologies, Inc.

Expenses, net of waivers

Expenses for the six months ended June 30, 2025 decreased to $7.4 million compared to $8.3 million for the six months ended June 30, 2024 primarily due to a decrease in interest expense due to lower index rates in 2025 compared to 2024, a decrease in base management fees, a decrease in other expenses due to the sale and write off of our investments in 1888 Industrial Services, LLC in March 2024 and write offs of deferred incentive fees in 2025 as a result of restructurings related to our investments in Crafty Apes, American Nuts and Procera Networks/Sandvine.

Net investment income

Net investment income before taxes decreased to $1.5 million for the six months ended June 30, 2025 from $3.4 million for the six months ended June 30, 2024 primarily due to a decrease in interest income due to lower index and interest rates in 2025 compared to 2024 and a decrease in PIK interest income primarily related to lower PIK rates and principal balances on our investments in Crafty

Apes, LLC subsequent to the restructuring in November 2024, partially offset by a decrease in interest expense due to lower index rates in 2025 compared to 2024, a decrease in base management fees, a decrease in other expenses due to the sale and write off of our investments in 1888 Industrial Services, LLC in March 2024, increased PIK dividend income related to Fusion Connect Series A Preferred Stock and increased other fee income related to prepayment fee income on our investments in 4L Technologies, Inc.

Net realized gain or loss

There was a net realized gain on investments of $0.6 million for the six months ended June 30, 2025 primarily due to the realization of a gain associated with the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest, partially offset by the realization of losses associated with the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd.

There was a net realized loss on investments of $8.1 million for the six months ended June 30, 2024 primarily due to the realization of losses from the restructuring of our investments in Sandvine Corporation and the realization of losses associated with the sale and write off of our investments in 1888 Industrial Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $17,023 for the six months ended June 30, 2025 primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Klein Hersh, LLC Term Loan - Last Out, Bioplan USA, Inc. - Common Stock, and CareerBuilder, LLC Term Loan B3, the realization of previously unrealized gains resulting from the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest and the realization of previously unrealized losses resulting from the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd.

During the six months ended June 30, 2024, we recorded a net change in unrealized appreciation of $5.2 million primarily due to changes in marks for ArborWorks, LLC A-1 Preferred, Klein Hersh, LLC Term Loan, Techniplas Foreign Holdco LP - Equity Interest, Bioplan USA, Inc. - Common Stock, CareerBuilder, LLC Term Loan B3, INW Manufacturing, LLC Term Loan, and Discovery Behavioral Health, LLC - Preferred Equity and due to the realization of previously unrealized losses resulting from the sale and write off of our investments in 1888 Industrial Services, LLC and the restructuring of our investments in Sandvine Corporation.

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

Cash flows

For the six months ended June 30, 2025, our cash balance increased by $5.2 million. During that period, $1.6 million in net cash was used in operating activities, primarily due to investments of $27.7 million in portfolio companies, offset by proceeds from repayment and sale of investments in portfolio companies of $17.5 million. During that same period, $6.9 million in net cash was provided by financing activities, resulting primarily from proceeds of $18.5 million from borrowings under the Capital One Revolving Financing, repayments of $6.5 million under the Capital One Revolving Financing, distributions of $5.1 million to our stockholders, and payments of $0 for deferred financing costs.

Capital resources

As of June 30, 2025, we had $2.9 million of cash as well as $14.4 million in restricted cash and $29.5 million of capacity under the Capital One Revolving Financing. As of June 30, 2025, we had approximately $135.5 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 156.1%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2025, our asset coverage for borrowed amounts was 156.1%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025, our off-balance sheet arrangements consisted of $5.6 million in unfunded commitments to six of our portfolio companies. As of December 31, 2024, our off-balance arrangements consisted of $4.6 million in unfunded commitments to six of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2025 and through August 12, 2025, the Company invested a total of $0.2 million, at cost, which included investments in two existing portfolio companies. As of August 12, 2025, the Company had investments in 43 portfolio companies.

On August 7, 2025, the Company’s Board of Directors (the “Board”) declared a distribution of $0.12 per share for the quarter ending September 30, 2025, payable in cash on October 9, 2025, to stockholders of record as of September 18, 2025 and a supplemental distribution of $0.02 per share, payable on October 9, 2025, to stockholders of record as of September 18, 2025.

On August 7, 2025, the Board authorized a new share repurchase program of up to $5 million (the "2025 Stock Repurchase Program") for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, the Company will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At June 30, 2025, 98.5% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of June 30, 2025, 100.0% of our floating-rate portfolio was subject to interest-rate floors set below the current applicable rate or have no floor. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor; however, our 2026 Notes bear interest at a fixed rate. As of June 30, 2025, our floating rate borrowings totaled $70.5 million in principal amount, which represented 52.0% of our outstanding debt.

Based on our investment portfolio as of June 30, 2025, with certain interest rate floors and our financing arrangements at June 30, 2025, a 1.00% increase in interest rates would increase our net interest income by approximately 8.91% and a 2.00% increase in interest rates would increase our net interest income by approximately 17.82%.

Although management believes that this analysis is indicative of our existing sensitivity as of June 30, 2025 to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2025, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2025 to the risk factors previously disclosed in our Transition Report on Form 10-KT for the Transition Period ended December 31, 2024 (filed with the SEC on March 25, 2025). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, we issued 17,169 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2025 was $47,738.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: August 12, 2025

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer

By:	/s/ Robert Andrew Muns

Robert Andrew Muns
Chief Financial Officer