Form 10-K
period 2025-12-31
Investcorp Credit Management BDC, Inc.
filed 2026-03-31
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscaL year ended December 31, 2025

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

(646) 690-5034

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2025 was approximately $29.7 million based upon the last sale price for the Registrant’s common stock on that date.

There were 14,432,472 shares of the Registrant’s common stock outstanding as of March 30, 2026.

Documents Incorporated by Reference

None.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31. This Annual Report on Form 10-K covers the twelve-month period ended December 31, 2025. Prior to this Annual Report, our Transition Report on Form 10-KT covered the six-month transition period ended December 31, 2024 and reflected our financial results for the six-month period from July 1, 2024 through December 31, 2024 (the “Transition Period”). Prior to this Annual Report and Transition Report, our two most recent prior Annual Reports on Form 10-K covered the fiscal years ended June 30, 2024 and June 30, 2023, respectively, and reflected financial results for the respective twelve-month periods from July 1 to June 30. Unless otherwise noted, all references to “fiscal years” in this Annual Report refer to the twelve-month fiscal year subsequent to December 31, 2024 and fiscal years that, prior to the Transition Period ended December 31, 2024, ended on June 30.

We are a specialty finance company that invests primarily in the debt of U.S. middle-market companies, which we generally define as those companies that have an enterprise value, which represents the aggregate of debt value and equity value of the entity, of less than $750 million. We are externally managed by CM Investment Partners. The Adviser is led by Suhail A. Shaikh, President and Chief Executive Officer of the Company and Chief Investment Officer of the Adviser, and comprises a team of experienced team members including Michael C. Mauer, Chairman of the Company's board of directors, former Co-Chief Investment Officer of the Adviser and member of the Adviser’s Investment Committee. Our primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing primarily in debt and related equity of privately held middle-market companies.

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

We strive to maintain a strong focus on credit quality, investment discipline and investment selectivity. We believe that investing in the debt of private middle-market companies generally provides a more attractive relative value proposition than investing in broadly syndicated debt due to the conservative capital structures and superior default and loss characteristics typically associated with middle-market companies. We believe that, because private middle-market companies have limited access to capital providers, debt investments in these companies typically carry above-market interest rates and include more favorable protections, resulting in attractive risk-adjusted returns across credit cycles while better preserving capital. The companies in which we invest typically are highly leveraged, and, in most cases, our investments in such companies are not rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating that is often referred to as “junk” or "high yield."

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

As of December 31, 2025, December 31, 2024 and June 30, 2024, there were $58.9 million, $58.5 million and $43.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Portfolio Composition

As of December 31, 2025, our portfolio consisted of debt and equity investments in 37 portfolio companies with a fair value of $172.7 million. As of December 31, 2025, our portfolio at fair value consisted of 80.76% first lien investments and 19.24% equity, warrant or other positions. At December 31, 2025, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 10.34%. At December 31, 2025, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 7.71%. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate as of December 31, 2025 of all of our debt investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

The industry composition of our portfolio at fair value at December 31, 2025 was as follows:

Percentage of Total Portfolio at December 31, 2025
Professional Services	14.50%
IT Services	9.18%
Insurance	8.87%
Diversified Consumer Services	8.57%
Commercial Services & Supplies	7.89%
Trading Companies & Distributors	7.82%
Specialty Retail	6.68%
Containers & Packaging	6.61%
Food Products	5.87%
Entertainment	4.66%
Health Care Providers & Services	4.05%
Household Durables	3.53%
Interactive Media & Services	3.15%
Consumer Staples Distribution & Retail	2.68%
Software	2.57%
Construction & Engineering	2.23%
Automobile Components	1.05%
Electronic Equipment, Instruments & Components	0.09%
Total	100.00%

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

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC ("IVC") its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.3 billion as of December 31, 2025. Investcorp and its credit advisory affiliates manage funds that invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The Investcorp business has a favorable track record of consistent performance and growth, employing approximately 60 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of December 31, 2025, Investcorp Group had $62.0 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 500 people across its offices in Los Angeles, New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai, Delhi, Beijing, Singapore, Luxembourg and Tokyo. Investcorp Group has been engaged in the investment management and related services business since 1982, and brings enhanced capabilities to the Adviser.

The Adviser’s investment team, led by Mr. Shaikh, is supported by eight additional investment professionals, who, together with Mr. Shaikh, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of experience structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Mr. Shaikh has developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result of the Investment Team's extensive experience, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us requires the approval by a majority of the Adviser’s investment committee (the “Investment Committee”) and such majority must include Mr. Shaikh. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Investment Committee. The Investment Committee currently consists of Mr. Shaikh, Chief Investment Officer of the Adviser, Mr. Mauer, Robert Andrew Muns, a Managing Director of Investcorp, Branko Krmpotic, consultant to Investcorp and Timothy Waller, a Principal of Investcorp.

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

•
Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had over $1.0 trillion of uncalled capital through December 3, 2025 in the US alone, as reported by Pitchbook.1 There has been substantial growth in the private credit market which stands at approximately $1.7 trillion, according to the latest available research published on the Federal Reserve website as of December 18, 2025.2 Our focus is the core middle market which we estimate comprises over $900 billion of the $1.7 trillion.3 Private equity firms have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.
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

1 Pitchbook. 2026 US Private Equity Outlook published December 3, 2025.

2 Federal Reserve: www.federalreserve.gov.

3 Investcorp and Pitchbook. H1 2025 Global Private Debt Report, published September 2025.

•
Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•
Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Mr. Shaikh, who has over 30 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle-market companies. Mr. Shaikh is supported by eight additional investment professionals, who collectively with Mr. Shaikh, have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. The Adviser also benefits from its alignment with IVC, its parent company, which is a leading global credit investment platform with assets under management of $21.3 billion as of December 31, 2025. We believe that the Investment Team and its substantial resources, including through its relationship with Investcorp, provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.
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
•
Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which we believe should enable us to take advantage of attractive investments in recently restructured companies. Furthermore, we believe we are in a better position to leverage the existing knowledge and relationships that the Investment Team has developed to lead investments that meet our investment criteria. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts (“OID”), early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

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

Risk Ratings

In addition to various risk management and monitoring tools, the Adviser utilizes an internal investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale, with higher rating indicating greater risk profiles. The following is a description of the conditions associated with each investment rating:

Investment Rating 1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
Investment Rating 2

Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. Generally, all new investments are initially rated 2.

Investment Rating 3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected.
Investment Rating 4/5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often or almost always in workout.

If the Adviser determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Adviser will increase its monitoring intensity and update the Investment Committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Adviser’s monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the reporting requirements in the credit agreement and the type of collateral securing the investment.

The following table shows the investment ratings of the investments in our portfolio:

	As of December 31, 2025			As of December 31, 2024			As of June 30, 2024
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$4,323,793	2.5%	3	$13,652,523	7.1%	3	$18,475,458	10.0%	3
2	111,975,828	64.9%	36	143,015,256	74.6%	47	116,964,511	63.4%	35
3	43,224,192	25.0%	12	27,867,563	14.6%	11	34,035,340	18.4%	13
4	13,125,458	7.6%	8	—	—	—	2,621,154	1.4%	2
5	9,591	0.0%	9	7,081,616	3.7%	10	12,473,067	6.8%	7
Total	$172,658,862	100.0%	68	$191,616,958	100.0%	71	$184,569,530	100.0%	60

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

Staffing

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser. We have a Chief Executive Officer, President, Chief Financial Officer and Chief Compliance Officer. To the extent necessary, our board of directors may hire additional personnel in the future. Our officers are all employees of the Adviser and our allocable portion of the cost of Robert Andrew Muns, as our Chief Financial Officer, Paolo Cloma, our Chief Compliance Officer, and their staff, is paid by us pursuant to the Administration Agreement with the Adviser.

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

Under U.S. generally accepted accounting principles, we calculate the Capital Gains Fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we accrue a provisional Capital Gains Fee taking into account any unrealized gains or losses. As of December 31, 2025, December 31, 2024 and June 30, 2024 there were no Capital Gains Fees. As the provisional Capital Gains Fee is subject to the performance of investments until there is a realization event, the amount of the provisional Capital Gains Fee accrued at a reporting date may vary from the Capital Gains Fee that is ultimately realized and the differences could be material.

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
= 0.5% + 0.0725%
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

Board Approval of the Advisory Agreement

On August 7, 2025, our board of directors, including all of the Independent Directors, held a meeting to consider and approve the continuation of the Advisory Agreement. In its consideration of the Advisory Agreement, our board of directors took into consideration (1) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (2) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (3) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives; (4) the expected profitability of the Adviser; (5) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (6) the organizational capability and financial condition of the Adviser and its affiliates; and (7) other factors our board of directors deemed to be relevant. In its deliberations, our board of directors did not identify any single piece of information discussed below that was all-important, controlling or determinative of its decision.

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

In addition to reviewing the appropriateness of the terms of the Advisory Agreement and the relative performance of the Adviser and the Company, our board of directors considered the differentiated investment strategy of the Company, which focuses on generating both current income and capital appreciation by investing in debt and related equity investments of privately held middle-market companies. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. The Company may also invest in unsecured debt and bonds and in the equity of portfolio companies through warrants and other instruments. The Company generally defines middle-market companies as those with an enterprise value that represents the aggregate of debt value and equity value of the entity of less than $750 million, although it may invest in larger or smaller companies. As of December 31, 2025, the Company’s portfolio at fair value consisted of 80.76% first lien investments and 19.24% equity, warrant or other positions.

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
•
Limited Potential for Additional Benefits Derived by the Adviser. Our board of directors considered existing and potential sources of indirect income the Adviser receives as a result of the relationship with us, including reimbursements to the Adviser of allocable expenses under the Administration Agreement, and whether there would be potential for additional benefits to be derived by the Adviser as a result of our relationship with the Adviser, and was advised any such potential would be limited.

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

Taxation as a Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rate on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at the regular corporate rate, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits that may be eligible for the 20% maximum rate when received by non-corporate distributees provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we continue to use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. As of December 31, 2025, substantially all of our assets were pledged as collateral under the Capital One Revolving Financing. In addition, under the terms of the Capital One Revolving Financing and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the Base Management Fee payable to the Adviser will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to the Adviser.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(41.0)%	(25.6)%	(10.1)%	5.3%	20.8%

(1)
Assumes $188.8 million in total assets, $123.9 million in debt outstanding at par value, $61.3 million in net assets, and an average cost of funds of 5.00%. Actual interest payments may be different.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market-based price quotations available. As a result, our board of directors will determine the fair value of these loans and securities in good faith. Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuations for portfolio investments will be reviewed by an independent valuation firm periodically, the ultimate determination of fair value will be made by our board of directors and not by such third-party valuation firm. In addition, Mr. Mauer, an interested member of our board of directors, has a direct or indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Mauer, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66 and 2/3% of the value of our assets). On May 2, 2018, our board of directors, including a “required majority” approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirements for senior securities changed from 200% to 150%, effective May 2, 2019. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the 150% asset coverage ratio under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Before the repayment of debt subsequent to year end, the Company's asset coverage ratio was near this 150% limit. If our asset coverage ratio falls below 150%, the 1940 Act limits us from incurring additional indebtedness, declaring dividends or other distributions to our shareholders under certain circumstances, or repurchasing shares of our common stock until such time as our asset coverage ratio would be at least 150%. We have engaged and may continue to engage in a variety of activities as a means to improve our asset coverage ratio and net asset value, including but not limited to: reducing our capacity to borrow under the Capital One Revolving Financing, foregoing or limiting dividend payments in order to retain capital and carefully managing our expenses. We expect to generate sufficient cash flows to meet obligations as they come due and provide ongoing liquidity as well as comply with applicable asset coverage requirements, however, there can be no assurance that we will do so.

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

As of December 31, 2025, we are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, and, therefore, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected.

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

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Adviser is based on the value of our gross assets, receipt of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable to the Adviser. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement.

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
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

As of December 31, 2025, our investments in the professional services industry represented 14.50% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the professional services industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the professional services industry represent approximately 14.50% of our total portfolio as of December 31, 2025. Our investments in portfolio companies in the professional services industry include those that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services. Portfolio companies in the professional services industry are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services industry could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury Regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued a Revenue Procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this Revenue Procedure, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with this Revenue Procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Our two largest investors are Investcorp and Stifel. As of March 20, 2026, Investcorp owns approximately 25% and Stifel owns approximately 17% of our total outstanding common stock. The shares held by Investcorp and Stifel are generally freely tradable in the public market, subject to the volume limitations, applicable holding periods and other provisions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock, the availability of such common stock for sale or the registration of such common stock for sale and the ability of our stockholders, including Investcorp and Stifel to sell their respective shares at a price per share that is below our then current net asset value per share could adversely affect the prevailing market prices for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so and negatively impact the market of our common stock.

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

As of December 31, 2025, we had, through SPV LLC, $58.9 million in outstanding indebtedness under the Capital One Revolving Financing, which are secured by the assets held at SPV LLC. The indebtedness under the Capital One Revolving Financing is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness. The 2026 Notes also rank pari passu with, or equal to, our general liabilities, which consist of trade and other payables, including any outstanding dividend payable, base and incentive management fees payable, interest and debt fees payable, vendor payables and accrued expenses such as auditor fees, legal fees, director fees, etc. In total, these general liabilities were $4.4 million as of December 31, 2025.

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

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income, net exempt interest income, and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to maintain our qualification as a RIC. If we fail to maintain our qualification as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business — Taxation as a Regulated Investment Company.”

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets.

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities.

These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The current U.S. presidential administration has proposed and implemented significant changes to U.S. trade, healthcare, immigration, tax, foreign policy and government regulatory policy. To the extent the U.S. Congress or the presidential administration implements additional changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. The consideration of ESG factors as part of the Adviser’s investment process (to the extent that the Adviser considers such ESG factors) and the potential exclusion of certain investments due to ESG considerations (to the extent applicable) may reduce the types and number of investment opportunities available to us. As a result, we may underperform compared to other funds that do not consider ESG factors or exclude investments due to ESG considerations. However, the Adviser will likely not make investment decisions for us solely on the basis of ESG considerations. In evaluating an investment that may have scored less favorably on ESG factors initially (to the extent applicable), the Adviser will consider other factors in its investment decision. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, pandemics, events unanticipated in our disaster recovery systems, consequential employee error or a support failure from external providers, could have an adverse effect on our ability to communicate or conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or impact the availability, integrity, or confidentiality of our data.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

Item 2. Properties

We do not own any real estate. Our principal executive offices are currently located at 280 Park Avenue 39th Floor, New York, New York 10017. All locations are provided to us by the Adviser pursuant to the Administration Agreement. We believe that our office facilities are and will be suitable and adequate for our business as we contemplate conducting it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ICMB.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market:

	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Sales to NAV(3)	Premium or Discount of Low Sales to NAV(3)	Distributions Per Share(4)
Fiscal Year Ended		High	Low
December 31, 2026
First quarter (through March 20, 2026)	$ *	$3.09	$1.60	* %	* %	$—
December 31, 2025
Fourth quarter	4.25	3.05	2.61	(28.24)%	(38.59)%	0.14
Third quarter	5.04	3.07	2.65	(39.19)%	(47.42)%	0.14
Second quarter	5.27	3.22	2.56	(38.99)%	(51.42)%	0.12
First quarter	5.42	3.34	3.03	(38.47)%	(44.10)%	0.12
December 31, 2024
Second quarter	5.39	3.33	2.93	(38.22)%	(45.64)%	0.12
First quarter	5.55	3.39	3.05	(38.92)%	(45.05)%	0.12
June 30, 2024
Fourth quarter	5.21	3.55	3.12	(31.86)%	(40.21)%	0.15
Third quarter	5.49	3.73	2.99	(32.06)%	(45.54)%	0.15
Second quarter	5.48	4.09	3.23	(25.36)%	(41.06)%	0.15
First quarter	5.83	4.35	3.68	(25.47)%	(36.88)%	0.15
June 30, 2023
Fourth quarter	6.09	3.98	3.24	(34.97)%	(46.99)%	0.18
Third quarter	6.13	4.23	3.39	(31.00)%	(44.70)%	0.15
Second quarter	6.36	4.32	3.42	(32.08)%	(46.23)%	0.15
First quarter	6.47	4.85	3.52	(25.04)%	(45.60)%	0.15

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

* The last reported sale price for our common stock on the NASDAQ Global Select Market on March 20, 2026 was $1.71 per share. As of March 20, 2026, we had 24 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus will trade at, above, or below net asset value. As of March 20, 2026, our shares of common stock traded at a discount equal to approximately 59.76% of the net assets attributable to those shares based upon our $4.25 net asset value per share as of December 31, 2025. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income, net exempt interest income, and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

The following table reflects, for the periods indicated, the distributions per share that our board of directors has declared on our common stock:

Fiscal Year Ended	Distribution	Date Declared	Record Date	Pay Date	Amount per Share
December 31, 2025
Fourth Quarter	Base	November 10, 2025	December 1, 2025	December 12, 2025	$0.12
Fourth Quarter	Supplemental	November 10, 2025	December 1, 2025	December 12, 2025	0.02
Third Quarter	Base	August 7, 2025	September 18, 2025	October 9, 2025	0.12
Third Quarter	Supplemental	August 7, 2025	September 18, 2025	October 9, 2025	0.02
Second Quarter	Base	April 15, 2025	May 24, 2025	June 14, 2025	0.12
First Quarter	Base	March 20, 2025	April 25, 2025	May 16, 2025	0.12
December 31, 2024
Second Quarter	Base	November 6, 2024	December 20, 2024	January 8, 2025	0.12
First Quarter	Base	September 18, 2024	October 16, 2024	November 6, 2024	0.12
June 30, 2024
Fourth Quarter	Base	April 12, 2024	May 26, 2024	June 14, 2024	0.12
Fourth Quarter	Supplemental	April 12, 2024	May 26, 2024	June 14, 2024	0.03
Third Quarter	Base	February 8, 2024	March 15, 2024	April 5, 2024	0.12
Third Quarter	Supplemental	February 8, 2024	March 15, 2024	April 5, 2024	0.03
Second Quarter	Base	November 9, 2023	December 14, 2023	January 8, 2024	0.12
Second Quarter	Supplemental	November 9, 2023	December 14, 2023	January 8, 2024	0.03
First Quarter	Base	September 14, 2023	October 12, 2023	November 2, 2023	0.13
First Quarter	Supplemental	September 14, 2023	October 12, 2023	November 2, 2023	0.02
June 30, 2023
Fourth Quarter	Base	May 4, 2023	June 16, 2023	July 7, 2023	0.13
Fourth Quarter	Supplemental	May 4, 2023	June 16, 2023	July 7, 2023	0.05
Third Quarter	Base	February 2, 2023	March 10, 2023	March 30, 2023	0.13
Third Quarter	Supplemental	February 2, 2023	March 10, 2023	March 30, 2023	0.02
Second Quarter	Base	November 11, 2022	December 16, 2022	January 10, 2023	0.13
Second Quarter	Supplemental	November 11, 2022	December 16, 2022	January 10, 2023	0.02
First Quarter	Base	August 25, 2022	September 23, 2022	October 14, 2022	0.15
					$1.99

Stock Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Financial Index and a customized peer group of six companies that includes CION Investment Corporation, Crescent Capital BDC, Inc., Fidus Investment Corporation, Monroe Capital Corporation, Stellus Capital Investment Corporation, and WhiteHorse Finance Inc., for the period from June 30, 2020 through December 31, 2025. The graph assumes that, on June 30, 2020 an investment of $100 (with reinvestment of all dividends) was made in our common stock, in each index and in the peer group. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Investcorp Credit Management BDC, Inc., the NASDAQ Financial Index, and a Peer Group
$300
$250
$200
$150
$100
$50
$0
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
12/31/24
12/31/25
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

Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2025.

Purchases of Equity Securities

On August 7, 2025, our Board authorized a share repurchase program to acquire up to $5 million in the aggregate of our common stock at prices below our net asset value per share over a one-year period, effective August 7, 2025 and terminating on August 7, 2026 in accordance with all applicable securities laws and regulations.

The following table summarizes the shares repurchased under the share repurchase program during the year ended December 31, 2025:

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
August 1 - August 31, 2025	—	$—	—	$5,000,000
September 1 - September 30, 2025	—	—	—	5,000,000
October 1 - October 31, 2025	13,627	2.84	13,627	4,961,232
November 1 - November 30, 2025	—	—	—	4,961,232
December 1 - December 31, 2025	—	—	—	4,961,232
Total Repurchases	13,627		13,627

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
•
the impact of global health pandemics other large scale events on our or our portfolio companies’ business and the global economy;
•
United States trade policy developments, tariffs and other trade restrictions;
•
our contractual arrangements and relationships with Investcorp and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with the Adviser (as defined below);
•
the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest; the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence;
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

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.3 billion as of December 31, 2025. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a favorable track record of consistent performance and growth, employing approximately 60 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of December 31, 2025, December 31, 2024, and June 30, 2024 we had no Taxable Subsidiaries.

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

As of December 31, 2025 and December 31, 2024, our investments were classified as Level 2 and Level 3 investments. Level 3 investments were determined based on valuations by our board of directors. As of June 30, 2024, all of our investments were classified as Level 3 investments determined based on valuations by our board of directors.

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

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, and commitment fees, and purchase and original issue discounts associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as other fee income and unamortized fees and discounts are recorded as interest income and both are non-recurring in nature.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Deferred fees (i.e. original issue discounts) are not amortized during periods in which a loan is placed on non-accrual status. Interest payments received on non-accrual loans are applied as reductions to principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. PIK interest is not accrued if management does not expect the issuer to be able to pay all principal and interest when due. As of December 31, 2025, we had five investments on non-accrual status, which represented approximately 6.93% of our portfolio at fair value. As of December 31, 2024, we had five investments on non-accrual, which represented approximately 3.64% of our portfolio at fair value. As of June 30, 2024, we had four investments on non-accrual, which represented approximately 5.00% of our portfolio at fair value.

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

We may hold equity investments in our portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected.

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

As of December 31, 2025, December 31, 2024 and June 30, 2024, there were $58.9 million, $58.5 million and $43.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the 2026 Notes Indenture (as defined below)) plus 50 basis points; provided, however, that if we redeem any 2026 Notes on or after January 1, 2026 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption; provided, further, that no such partial redemption shall reduce the portion of the principal amount of a 2026 Note not redeemed to less than $2,000. Interest on the 2026 Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. We may from time to time repurchase 2026 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2025, December 31, 2024 and June 30, 2024 the outstanding principal balance of the 2026 Notes was approximately $65.0 million.

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

On November 10, 2025, the Company entered into a letter of commitment with Investcorp Capital plc (“ICAP”), an affiliate of the Adviser, to provide, or cause to be provided, capital to the Company in the event the Company is unable to repay any portion of the principal balance of the Company’s 4.875% Notes due 2026. Under the letter of commitment, ICAP is required to provide, or cause to be provided a loan (“ICAP Loan”) to the Company in an amount up to the lesser of (i) the remaining, unredeemed, principal amount of the Notes outstanding on April 1, 2026 and (ii) $65,000,000. In exchange, the Company paid ICAP a fee in an amount equal to the sum of (i) the upfront fee of 0.50% of principal amount and (ii) an ongoing fee of 1.00% of principal amount per annum during the period from November 10, 2025 until April 1, 2026, pro rated for any period of less than one year. On March 29, 2026, the Company entered into a financing arrangement with ICAP pursuant to which ICAP will provide a $65.0 million unsecured note bearing interest at a floating rate of SOFR plus 5.50% per annum and maturing on July 1, 2029.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of December 31, 2025, none of our total assets were non-qualifying assets.

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

As of December 31, 2025, our investment portfolio of $172.7 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 80.76% were first lien investments and 19.24% were in equities, warrants and other positions. At December 31, 2025, our average and largest portfolio company investment at fair value was $4.7 million and $11.4 million respectively.

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

As of December 31, 2025, December 31, 2024 and June 30, 2024 our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 10.34%, 10.60% and 12.47%, respectively. As of December 31, 2025, December 31, 2024 and June 30, 2024 our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 7.71%, 8.72% and 10.60%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At December 31, 2025, December 31, 2024 and June 30, 2024, respectively, the industry composition of our portfolio in accordance with GICS at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at December 31, 2025	Percentage of Total Portfolio at December 31, 2024	Percentage of Total Portfolio at June 30, 2024
Professional Services	14.50%	14.37%	12.84%
IT Services	9.18%	7.14%	4.70%
Insurance	8.87%	7.77%	4.01%
Diversified Consumer Services	8.57%	7.07%	6.57%
Commercial Services & Supplies	7.89%	6.67%	13.50%
Trading Companies & Distributors	7.82%	8.64%	9.11%
Specialty Retail	6.68%	7.12%	6.69%
Containers & Packaging	6.61%	10.52%	10.00%
Food Products	5.87%	4.67%	4.79%
Entertainment	4.66%	3.32%	4.77%
Health Care Providers & Services	4.05%	3.13%	2.93%
Household Durables	3.53%	4.00%	4.13%
Interactive Media & Services	3.15%	2.86%	—%
Consumer Staples Distribution & Retail	2.68%	3.02%	2.89%
Software	2.57%	3.72%	2.73%
Construction & Engineering	2.23%	1.93%	1.99%
Automobile Components	1.05%	1.57%	1.42%
Electronic Equipment, Instruments & Components	0.09%	0.92%	1.43%
Hotels, Restaurants & Leisure	—%	1.56%	1.60%
Chemicals	—%	—%	3.90%
Total	100.00%	100.00%	100.00%

During the twelve months ended December 31, 2025, we made investments in two new portfolio companies and eight existing portfolio companies. These investments totaled approximately $25.6 million. Of these new investments, 97.27% consisted of first lien investments and 2.73% were in equity, warrants, and other investments.

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

At December 31, 2025, 98.0% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.0% bore interest at fixed rates. At December 31, 2024, 96.4% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 3.6% bore interest at fixed rates. At June 30, 2024, 97.4% of our debt investments bore interest based on floating rates based on indices such as London Interbank Offering Rate ("LIBOR"), SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.6% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2025, we had nine investments with aggregate unfunded commitments of $3.7 million, as of December 31, 2024, we had eight investments with aggregate unfunded commitments of $4.6 million, and as of June 30, 2024, we had three investments with aggregate unfunded commitments of $1.8 million. As of December 31, 2025, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment ratings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of December 31, 2025			As of December 31, 2024			As of June 30, 2024
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$4,323,793	2.5%	3	$13,652,523	7.1%	3	$18,475,458	10.0%	3
2	111,975,828	64.9%	36	143,015,256	74.6%	47	116,964,511	63.4%	35
3	43,224,192	25.0%	12	27,867,563	14.6%	11	34,035,340	18.4%	13
4	13,125,458	7.6%	8	—	—	—	2,621,154	1.4%	2
5	9,591	0.0%	9	7,081,616	3.7%	10	12,473,067	6.8%	7
Total	$172,658,862	100.0%	68	$191,616,958	100.0%	71	$184,569,530	100.0%	60

Results of Operations

Comparison of the twelve months ended December 31, 2025 and twelve months ended December 31, 2024

Investment income

Investment income, attributable primarily to dividends, interest and fees on our debt investments, for the twelve months ended December 31, 2025 decreased to $17.4 million from $23.4 million for the twelve months ended December 31, 2024 primarily due to a decrease in interest income due to lower index and interest rates and the sale and repayment of twelve portfolio companies and a decrease in PIK interest income primarily related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status during the twelve months ended December 31, 2024 as well as overall lower PIK rates and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, partially offset by an increase in other fee income related to prepayment fee income on 4L Technologies, Inc. Term Loan.

Payment-in-kind interest income for the twelve months ended December 31, 2025 decreased to $1.5 million from $3.8 million for the twelve months ended December 31, 2024 primarily due to a decrease in PIK interest income primarily related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status during the twelve months ended December 31, 2024. PIK dividend income for the twelve months ended December 31, 2025 of $0.5 million decreased from $0.8 million for the twelve months ended December 31, 2024 primarily due to the decrease in PIK dividend income relating to Fusion Connect, Inc - Series A Preferred.

Expenses

Expenses for the twelve months ended December 31, 2025 decreased to $15.5 million, compared to $16.8 million for the twelve months ended December 31, 2024 primarily due to a decrease in interest expense due to a lower outstanding balance on the Capital One Revolving Financing and lower index rates in 2025 compared to 2024, a decrease in income-based incentive fees and a slight decrease in base management fees and a decrease in other expenses related to the probability of collecting the receivable from the sale of 1888 Industrial Services, LLC.

Net investment income before taxes

Net investment income decreased to $2.4 million for the twelve months ended December 31, 2025 from $6.9 million for the twelve months ended December 31, 2024 primarily due to a decrease in interest income due to lower index and interest rates and the sale and repayment of twelve portfolio companies, a decrease in PIK interest income related to the removal of the Klein Hersh, LLC Term Loan from non-accrual status during the twelve months ended December 31, 2024, and a decrease in PIK Dividend income related to Fusion Connect Inc. - Series A Preferred, partially offset by an increase in other fee income, a decrease in interest expense due to a lower outstanding balance on the Capital One Revolving Financing and lower index rates in 2025 compared to 2024, a decrease in income-based incentive fees, a decrease in base management fees, and a decrease in other expenses.

Net realized gain (loss) from investments

There was a net realized loss on investments of $1.8 million for the twelve months ended December 31, 2025 primarily due to the realization of losses associated with the sales of CareerBuilder, LLC Term Loan B3 and LABL, Inc. Term Loan B, the paydown of American Teleconferencing Services, Ltd - Revolver, as well as the restructuring of our investment in American Nuts Holdings, LLC Term Loan B offset by realized gains on the sales of Advanced Solutions International - Preferred Stock and Investcorp Transformer Aggregator LP.

There was a net realized loss on investments of $16.2 million for the twelve months ended December 31, 2024 primarily due to the realization of losses associated with the restructuring of our investments in Klein Hersh, LLC, Crafty Apes, LLC, Sandvine Corporation, as well as realized losses associated with the sale and write-off of 1888 Industrial Services, LLC.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $8.9 million for the twelve months ended December 31, 2025 primarily due to the decrease in fair value of our investments in Bioplan USA, Inc. - Common Stock, Max US Bidco Inc. Term Loan B, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc - Series A Preferred Stock, American Nuts Holdings, LLC Class A Preferred Units and reversal of unrealized gains in association with the sale of Advanced Solutions International - Preferred Stock and Investcorp Transformer Aggregator LP, partially offset by the reversal of unrealized losses in association with the sale of Career Builder, LLC Term Loan B3.

We recorded a net change in unrealized appreciation of $16.2 million for the twelve months ended December 31, 2024 primarily due to the increase in fair value of our investments in Bioplan USA, Inc. - Common Stock, Advanced Solutions International - Preferred Stock,

ArborWorks, LLC A-1 - Preferred Units, CareerBuilder, LLC Term Loan B3, Discovery Behavioral Health - Preferred Equity, Investcorp Transformer Aggregator LP and Techniplas Foreign Holdco - Class C Preferred Units and reversal of unrealized gains associated with the restructuring of our investments in Klein Hersh, LLC Term Loan and Crafty Apes, LLC - Common Stock, partially offset by the decrease in value of our investments in Techniplas Foreign Holdco LP - Equity Interest and 4L Technologies, Inc. - Preferred Stock.

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

PIK interest income for the twelve months ended June 30, 2024 increased to $2.1 million from $1.3 million for the twelve months ended June 30, 2023 primarily due to the removal of the Crafty Apes, LLC and American Nuts - Term Loan A from non-accrual status and an increase in PIK interest income on Bioplan USA, Inc. - Take Back Term Loan. PIK dividend income for the twelve months ended June 30, 2024 increased to $0.8 million from $0.7 million for the twelve months ended June 30, 2023 due to an increase in Fusion Connect Inc - Preferred Stock Series A PIK dividend income.

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

Net realized gain (loss) from investments

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

Net realized gain (loss) from investments

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

Liquidity and capital resources

Cash flows

For the year ended December 31, 2025, our cash and cash equivalents and restricted cash and cash equivalents balance increased by $2.9 million. During that period, $11.7 million in cash was provided by operating activities primarily due to proceeds from sales and repayments of investments in portfolio companies of $43.2 million, a net change in unrealized depreciation on investments of $8.9 million and a net realized loss on investments of $1.8 million, offset by investments in portfolio companies of $32.0 million, a net decrease in net assets resulting from operations of $8.8 million and payment in-kind interest and dividends of $1.8 million. During the same period, $8.8 million in cash was used in financing activities primarily for $20.1 million in repayments of borrowings under the Capital One Revolving Financing and distributions of approximately $9.1 million to our stockholders, offset by $20.5 million from borrowings under the Capital One Revolving Financing.

Capital Resources

As of December 31, 2025, we had $4.6 million of cash and cash equivalents as well as $10.4 million in restricted cash and cash equivalents and $41.1 million of capacity under the Capital One Revolving Financing. As of December 31, 2025, we had approximately $123.9 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 149.5%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Senior Securities

Information about our senior securities is shown in the following table as of the fiscal year ended December 31, 2025, the six-month transition period ended December 31, 2024, and the fiscal years ended June 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, respectively.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)		Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Capital One Revolving Financing
Fiscal Year ended December 31, 2025	$58,900,000	(5)	$1,495	—	N/A
Fiscal Period ended December 31, 2024	$58,500,000	(5)	$1,628	—	N/A
Fiscal Year ended June 30, 2024	$43,000,000	(5)	$1,747	—	N/A
Fiscal Year ended June 30, 2023	$71,900,000	(5)	$1,643	—	N/A
Fiscal Year ended June 30, 2022	$84,000,000	(5)	$1,615	—	N/A
UBS Financing Facility
Fiscal Year ended June 30, 2021	$102,000,000	(6)	$1,568	—	N/A
Fiscal Year ended June 30, 2020	$132,000,000	(6)	$1,584	—	N/A
Fiscal Year ended June 30, 2019	$133,026,670	(6)	$1,975	—	N/A
Fiscal Year ended June 30, 2018	$119,823,000	(6)	$2,431	—	N/A
Fiscal Year ended June 30, 2017	$102,000,000		$2,666	—	N/A
Fiscal Year ended June 30, 2016	$132,478,329	(7)	$2,229	—	N/A
Citi Revolving Financing(8)
Fiscal Year ended June 30, 2021	$—		N/A	—	N/A
Fiscal Year ended June 30, 2020	$—		N/A	—	N/A
Fiscal Year ended June 30, 2019	$—		N/A	—	N/A
Fiscal Year ended June 30, 2018	$—		N/A	—	N/A
Fiscal Year ended June 30, 2017	$—		N/A	—	N/A
6.125% notes due 2023(9)
Fiscal Year ended June 30, 2021	$—		$—	—	$—
Fiscal Year ended June 30, 2020	$51,375,000		$1,584	—	$926
Fiscal Year ended June 30, 2019	$34,500,000		$1,975	—	$1,012
4.875% notes due 2026(10)
Fiscal Year ended December 31, 2025	$65,000,000		$1,495	—	N/A
Fiscal Period ended December 31, 2024	$65,000,000		$1,628	—	N/A
Fiscal Year ended June 30, 2024	$65,000,000		$1,747	—	N/A
Fiscal Year ended June 30, 2023	$65,000,000		$1,643	—	N/A
Fiscal Year ended June 30, 2022	$65,000,000		$1,615	—	N/A
Fiscal Year ended June 30, 2021	$65,000,000		$1,568	—	N/A

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

In accordance with certain applicable U.S. Department of the Treasury Regulations and a Revenue Procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury Regulations or Revenue Procedure.

Advisory Agreement

The Company is party to the Advisory Agreement with the Adviser. Under the Advisory Agreement, the Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents (such amount, “Gross Assets”).

For the twelve months ended December 31, 2025, $3,465,211 in Base Management Fees were earned by the Adviser, of which $349,320 was waived and $786,986 was payable at December 31, 2025. For the six months ended December 31, 2024, $1,671,831 in Base Management Fees were earned by the Adviser, of which $131,735 was waived and $769,176 was payable at December 31, 2024. For the twelve months ended June 30, 2024, $3,800,693 in Base Management Fees were earned by the Adviser, of which $365,225 was waived and $816,777 was payable at June 30, 2024. For the twelve months ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023.

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

For the twelve months ended December 31, 2025, the Company wrote off $150,384 in previously deferred Income-Based fees and incurred no Income-Based Fees. As of December 31, 2025, $351,571 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which $271 are payable and fees of $351,300 generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the six months ended December 31, 2024, the Company incurred $501,540 of Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the twelve months ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 of Income-Based Fees were currently payable to the Adviser and $201,817 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of December 31, 2025, December 31, 2024, June 30, 2024, and June 30, 2023, there were no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $3.7 million in unfunded commitments to six of our portfolio companies. As of December 31, 2024, our off-balance sheet arrangements consisted of $4.6 million in unfunded commitments to six of our portfolio companies. As of June 30, 2024, our off-balance sheet arrangements consisted of $1.8 million in unfunded commitments to three of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

Subsequent to December 31, 2025 and through March 30, 2026, the Company invested a total of $0.8 million, which included investments in two existing portfolio companies, and received approximately $13.3 million from the repayment of four positions. As of March 30, 2026, the Company had investments in 34 portfolio companies.

On March 29, 2026, the Company entered into a financing arrangement with ICAP, an affiliate of the Adviser, pursuant to which ICAP will provide a $65.0 million unsecured note bearing interest at a floating rate of SOFR plus 5.50% per annum and maturing on July 1, 2029. The proceeds from this financing will be used to repay in full the Company's outstanding 2026 Notes due April 1, 2026. Following this financing arrangement, the Company believes it will remain in compliance with all applicable asset coverage requirements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2025, 98.0% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating rate assets are generally exposed to cash flow variability from fluctuation in rates. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at December 31, 2025, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 44.27% or (41.77)%, respectively, and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 89.87% or (83.54)%, respectively. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, as applicable, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 185)	81
REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 49)	83
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES AS OF DECEMBER 31, 2025, DECEMBER 31, 2024, AND JUNE 30, 2024	84
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2025, THE SIX MONTHS ENDED DECEMBER 31, 2024, AND THE TWELVE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	85
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2025 , THE SIX MONTHS ENDED DECEMBER 31, 2024, AND THE TWELVE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	86
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2025, THE SIX MONTHS ENDED DECEMBER 31, 2024, AND THE TWELVE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	87
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025	88
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024	93
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024	98
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	103

KPMG LLP Two Manhattan West 375 9th Avenue, 17th Floor New York, NY 10001

Report of Independent Registered Public

Accounting Firm

To the Stockholders and Board of Directors

Investcorp Credit Management BDC, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Investcorp Credit Management BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and the six-month period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the six-month period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Assessment of Fair Value of Investments

As discussed in Note 4(d) to the consolidated financial statements, as of December 31, 2025, the fair value of the Company's investments classified as Level 3 measurements in the fair value hierarchy was approximately $149.2 million. As discussed in

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG
International Limited, a private English company limited by guarantee.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s fair value measurement process for Level 3 investments. This included controls related to the development of the market yields and risk profiles used in yield analyses and financial performance multiples assumptions used in the market approach. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimate of fair value by developing:

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

March 30, 2026

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

Investcorp Credit Management BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Investcorp Credit Management BDC, Inc. and its subsidiaries (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of their operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2024, by correspondence with the custodian or the agents of the underlying investments or management of the underlying investments themselves or by other appropriate audit procedures where replies from the custodian or agent were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2017 through September 25, 2024.

New York, New York

September 25, 2024

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024	June 30, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $177,110,265, $184,154,029, and $189,319,802, respectively)	$159,985,717	$188,602,029	$181,948,376
Affiliated investments, at fair value (amortized cost of $13,340,494, $16,351,878, and $15,149,238, respectively)	12,673,145	3,014,929	2,621,154
Total investments, at fair value (amortized cost of $190,450,759, $200,505,907, and $204,469,040, respectively)	172,658,862	191,616,958	184,569,530
Cash and cash equivalents	4,582,403	771,483	158,768
Restricted cash and cash equivalents	10,416,042	11,333,064	4,950,036
Principal receivable	55,377	720,855	50,609
Interest receivable	808,703	1,576,381	1,301,516
Payment-in-kind interest receivable	190,790	85,399	66,625
Short-term receivable	—	160,901	—
Long-term receivable	—	489,365	631,667
Escrow receivable	—	—	97,173
Prepaid expenses and other assets	124,928	97,324	411,821
Total Assets	$188,837,105	$206,851,730	$192,237,745
Liabilities
Debt:
Revolving credit facility	$58,900,000	$58,500,000	$43,000,000
2026 Notes payable	65,000,000	65,000,000	65,000,000
Deferred debt issuance costs	(754,121)	(1,369,415)	(1,654,870)
Unamortized discount	(17,778)	(88,888)	(124,443)
Debt, net	123,128,101	122,041,697	106,220,687
Payable for investments purchased	—	1,474,677	7,425,000
Interest payable	1,887,457	1,894,921	1,950,925
Dividend payable	—	1,728,749	—
Base management fees payable	786,986	769,176	816,777
Income-based incentive fees payable	351,571	501,955	128,876
Deferred income liability	440,084	—	—
Directors' fees payable	—	81,323	—
Accrued expenses and other liabilities	916,894	757,102	685,271
Total Liabilities	127,511,093	129,249,600	117,227,536
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,432,472, 14,406,244, and 14,403,752 shares issued and outstanding, respectively)	14,432	14,406	14,404
Additional paid-in capital	203,128,982	203,505,480	203,103,263
Distributable earnings (loss)	(141,817,402)	(125,917,756)	(128,107,458)
Total Net Assets	61,326,012	77,602,130	75,010,209
Total Liabilities and Net Assets	$188,837,105	$206,851,730	$192,237,745
Net Asset Value Per Share	$4.25	$5.39	$5.21

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$14,562,641	$8,680,899	$20,271,776	$23,822,181
Non-controlled, affiliated investments	43,586	3,660	12,451	(20,611)
Total interest income	14,606,227	8,684,559	20,284,227	23,801,570
Payment in-kind interest income
Non-controlled, non-affiliated investments	874,311	2,329,399	2,028,744	1,250,169
Non-controlled, affiliated investments	618,203	42,079	77,680	70,070
Total payment-in-kind interest income	1,492,514	2,371,478	2,106,424	1,320,239
Dividend income
Non-controlled, non-affiliated investments	81,607	—	54,138	101,755
Non-controlled, affiliated investments	—	—	—	—
Total dividend income	81,607	—	54,138	101,755
Payment in-kind dividend income
Non-controlled, non-affiliated investments	452,742	432,669	784,854	691,972
Non-controlled, affiliated investments	—	—	—	—
Total payment-in-kind dividend income	452,742	432,669	784,854	691,972
Other fee income
Non-controlled, non-affiliated investments	636,626	134,051	648,659	768,617
Non-controlled, affiliated investments	—	—	—	—
Total other fee income	636,626	134,051	648,659	768,617
Other income	126,519	—	—	—
Total investment income	17,396,235	11,622,757	23,878,302	26,684,153
Expenses:
Interest expense	7,605,454	3,752,412	8,606,309	8,413,409
Base management fees	3,465,211	1,671,831	3,800,693	4,201,394
Income-based incentive fees	(150,384)	501,540	(72,942)	401,597
Professional fees	1,210,014	718,289	1,239,122	984,290
Allocation of administrative costs from Adviser	978,448	382,064	1,360,194	966,045
Amortization of deferred debt issuance costs	615,294	306,004	576,475	693,333
Amortization of original issue discount - 2026 Notes	71,110	35,555	71,110	71,110
Insurance expense	497,149	255,536	479,502	506,963
Directors' fees	307,500	175,852	294,907	302,500
Custodian and administrator fees	294,256	147,986	316,128	292,267
Other expenses	498,948	346,109	713,789	516,160
Total expenses	15,393,000	8,293,178	17,385,287	17,349,068
Waiver of base management fees	(349,320)	(131,735)	(365,225)	(387,311)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	15,043,680	8,161,443	17,020,062	16,961,757
Net investment income before taxes	2,352,555	3,461,314	6,858,240	9,722,396
Income tax expense, including excise tax expense	447,781	315,075	267,150	294,330
Net investment income after taxes	1,904,774	3,146,239	6,591,090	9,428,066
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(1,849,766)	(8,114,711)	(7,731,553)	(26,890,095)
Non-controlled, affiliated investments	—	—	(6,239,984)	—
Net realized gain (loss) from investments	(1,849,766)	(8,114,711)	(13,971,537)	(26,890,095)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(8,706,047)	11,819,426	1,797,807	21,966,347
Non-controlled, affiliated investments	(196,901)	(808,865)	1,490,170	(1,269,815)
Net change in unrealized appreciation (depreciation) on investments	(8,902,948)	11,010,561	3,287,977	20,696,532
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(10,752,714)	2,895,850	(10,683,560)	(6,193,563)
Net increase (decrease) in net assets resulting from operations	$(8,847,940)	$6,042,089	$(4,092,470)	$3,234,503
Basic and diluted:
Earnings per share	$(0.61)	$0.42	$(0.28)	$0.22
Weighted average shares of common stock outstanding	14,421,798	14,404,510	14,396,201	14,389,163
Distributions paid per common share	$0.52	$0.24	$0.60	$0.63

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023
Net assets at beginning of period	$77,602,130	$75,010,209	$87,700,308	$93,509,392
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	1,904,774	3,146,239	6,591,090	9,428,066
Net realized gain (loss) from investments	(1,849,766)	(8,114,711)	(13,971,537)	(26,890,095)
Net change in unrealized appreciation (depreciation) on investments	(8,902,948)	11,010,561	3,287,977	20,696,532
Net increase (decrease) in net assets resulting from operations	(8,847,940)	6,042,089	(4,092,470)	3,234,503
Stockholder distributions:
Distributions from net investment income	(7,499,487)	(3,457,199)	(8,637,842)	(9,065,336)
Distributions from capital gains	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(7,499,487)	(3,457,199)	(8,637,842)	(9,065,336)
Capital transactions:
Reinvestments of stockholder distributions	110,487	7,031	40,213	21,749
Repurchases of common shares (13,627, 0, 0, and 0, respectively)	(39,178)	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	71,309	7,031	40,213	21,749
Net increase (decrease) in net assets	(16,276,118)	2,591,921	(12,690,099)	(5,809,084)
Net assets at end of period	$61,326,012	$77,602,130	$75,010,209	$87,700,308

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(8,847,940)	$6,042,089	$(4,092,470)	$3,234,503
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(31,951,834)	(23,516,420)	(62,524,462)	(51,269,621)
Payment in-kind interest and dividends	(1,839,865)	(2,785,373)	(2,870,741)	(1,968,260)
Sales and repayments of investments	43,235,594	22,952,501	92,303,435	61,928,745
Net realized (gain) loss on investments	1,849,766	8,114,711	13,971,537	26,890,095
Net change in unrealized appreciation/depreciation on investments	8,902,948	(11,010,561)	(3,287,977)	(20,696,532)
Amortization of discount/premium on investments	(1,238,513)	(802,286)	(2,049,993)	(1,311,770)
Amortization of deferred debt issuance costs	615,294	306,004	576,474	693,333
Amortization of original issue discount	71,110	35,555	71,110	71,110
Net (increase) decrease in operating assets:
Principal receivable	665,478	(670,246)	42,972	741,462
Interest receivable	767,678	(274,865)	740,361	256,566
Payment-in-kind interest receivable	(105,391)	(18,774)	(20,537)	(43,951)
Short-term receivable	160,901	(160,901)	—	—
Long-term receivable	489,365	142,302	(631,667)	—
Escrow receivable	—	97,173	(97,173)	—
Other receivables	—	—	1,050	(1,050)
Prepaid expenses and other assets	(27,604)	314,497	(50,102)	48,682
Net increase (decrease) in operating liabilities:
Payable for investments purchased	(1,474,677)	(5,950,323)	5,629,703	1,548,313
Interest payable	(7,464)	(56,004)	(342,841)	719,410
Base management fees payable	17,810	(47,601)	(89,441)	(147,845)
Income-based incentive fees payable	(150,384)	373,079	(447,147)	393,928
Deferred income liability	440,084	—	—	—
Directors fees payable	(81,323)	81,323	(15,755)	(5,025)
Accrued expenses and other liabilities	159,792	71,831	240,189	(375,015)
Net cash (used in) provided by operating activities	11,650,825	(6,762,289)	37,056,525	20,707,078
Cash Flows from Financing Activities:
Payments for deferred financing costs	—	(20,549)	(1,010,788)	—
Repurchases of common shares	(39,178)	—	—	—
Distributions to stockholders	(9,117,749)	(1,721,419)	(11,188,149)	(8,610,939)
Proceeds from borrowing on revolving financing facility	20,500,000	15,500,000	37,100,000	46,900,000
Repayments of borrowing on revolving financing facility	(20,100,000)	—	(66,000,000)	(59,000,000)
Net cash (used in) provided by financing activities	(8,756,927)	13,758,032	(41,098,937)	(20,710,939)
Net change in cash and cash equivalents	2,893,898	6,995,743	(4,042,412)	(3,861)
Cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	12,104,547	5,108,804	9,151,216	9,155,077
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$14,998,445	$12,104,547	$5,108,804	$9,151,216
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$7,612,917	$3,808,417	$8,949,150	$7,693,998
Cash paid for taxes	$470,019	$—	$267,150	$294,330
Issuance of shares pursuant to Dividend Reinvestment Plan	$110,487	$7,031	$40,213	$21,749
Non-cash purchase of investments	$11,326,047	$(29,716,835)	$(37,002,608)	$(16,865,488)
Non-cash sale of investments	$(11,326,047)	$29,716,835	$37,002,608	$16,865,488

	December 31, 2025	December 31, 2024	June 30, 2024	June 30, 2023
Cash and cash equivalents	$4,582,403	$771,483	$158,768	$1,093,758
Restricted cash and cash equivalents	10,416,042	11,333,064	4,950,036	8,057,458
Cash and cash equivalents and restricted cash and cash equivalents	$14,998,445	$12,104,547	$5,108,804	$9,151,216

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	945,001	$876,340	$747,080	1.22%	(4)(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	978,270	1.60%	(4)(7)
Total Automobile Components					1,993,193	1,725,350
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,375,727	2,375,727	2,375,727	3.87%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,107,527	1,107,527	1,107,527	1.81%	(4)(5)
Northstar Group Services, Inc. Term Loan	6M S + 4.75% (0.50% Floor)		5/31/2030	5,417,500	5,396,108	5,471,675	8.92%	(3)(8)
Total Commercial Services & Supplies					8,879,362	8,954,929
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,224,541	4,188,783	3,844,332	6.27%	(4)(8)
Total Construction & Engineering					4,188,783	3,844,332
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	571,998	576,345	583,438	0.95%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,840,378	5,880,490	9.59%	(4)(8)
Total Containers & Packaging					6,416,723	6,463,928
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	4,873,964	4,836,029	4,825,224	7.87%	(8)
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	1,496,250	1,500,414	1,481,287	2.42%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,441,498	2.35%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,084,020	7,046,516	7,048,600	11.49%	(8)
Total Diversified Consumer Services					14,857,637	14,796,609
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	3,937,500	3,906,562	3,898,125	6.36%	(8)
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,889,773	7,682,081	6,232,920	10.16%	(3)(8)
Total Food Products					11,588,643	10,131,045
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% (1.00% Floor)		1/15/2026	7,593,877	7,585,103	6,094,086	9.94%	(7)(8)
Total Household Durables					7,585,103	6,094,086

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	4,910,586	$4,890,122	$4,922,862	8.03%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	6,948,103	6,930,071	6,948,103	11.33%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/27/2029	3,529,167	3,445,912	3,440,937	5.61%	(8)
Total Insurance					15,266,105	15,311,902
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,500,000	5,418,213	5,445,000	8.88%	(5)(8)
Total Interactive Media & Services					5,418,213	5,445,000
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,304,176	7,188,058	7,285,916	11.88%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,182,767	4,124,781	4,182,767	6.82%	(5)(8)
Accelevation, LLC - Revolver	1M S + 4.50% (0.75% Floor)		1/2/2031	141,026	130,073	141,026	0.23%	(5)
Total IT Services					11,442,912	11,609,709
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,970,000	2,957,952	2,970,000	4.84%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.68%		4/27/2028	11,523,913	7,936,181	10,054,614	16.40%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,651,923	9,618,129	8,831,510	14.39%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,076,113	1,076,112	984,643	1.61%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	686,250	1.12%
Total Professional Services					22,338,374	23,527,017
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,802,568	1,802,568	1,793,555	2.92%	(4)(8)
Total Software					1,802,568	1,793,555
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,700,000	4,694,821	4,700,000	7.66%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,947,500	6,898,503	6,834,603	11.15%	(3)(8)
Total Specialty Retail					11,593,324	11,534,603
Trading Companies & Distributors
PVI Holdings, Inc. Term Loan - Last Out	3M S + 5.05% (1.00% Floor)		1/18/2028	3,870,000	3,853,119	3,870,000	6.31%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,670,000	8,670,000	8,518,275	13.89%	(8)
Total Trading Companies & Distributors					12,523,119	12,388,275
Total Senior Secured First Lien Debt Investments					135,894,059	133,620,340	217.89%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	8,092	0.01%	(6)(15)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		2,989,254	46,169	75,644	0.13%	(6)(15)
Total Automobile Components					14,382,960	83,736
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	4,670,813	7.62%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	4,670,813
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,949,021	8.07%	(6)
Total Containers & Packaging					1,708,942	4,949,021
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	1,499	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	58,830	0.09%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	95,422	0.16%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	155,751
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	7,000,000	11.41%	(6)
Total Health Care Providers & Services					4,000,000	7,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	4,148,090	6.76%	(7)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	94,581	0.15%	(6)
Total IT Services					8,929,795	4,242,671
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	348,000	0.57%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	825,000	1.35%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	117,480	0.19%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	216,707	0.35%	(6)
Total Professional Services					1,874,011	1,507,187
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,636,600	4.30%	(6)
Total Software					2,744,209	2,636,600
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,119,598	1.83%	(6)(14)
Total Trading Companies & Distributors					808,717	1,119,598
Total Equity, Warrants and Other Investments					41,216,206	26,365,377	42.99%
Total Non-Controlled/Non-Affiliated Investments					$177,110,265	$159,985,717	260.88%

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (15)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,867,369	3.04%	(4)(8)(13)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,827,102	2.98%	(4)(8)(13)
Total Consumer Staples Distribution & Retail					4,026,672	3,694,471
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,220,339	2,140,434	2,125,975	3.47%	(4)(5)(8)(12)
Total Entertainment					2,140,434	2,125,975
Total Senior Secured First Lien Debt Investments					6,167,106	5,820,446	9.49%
Equity, Warrants and Other Investments(13)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	928,035	1.51%	(6)(8)
Total Consumer Staples Distribution & Retail					2,204,980	928,035
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	5,924,664	9.66%	(6)(8)
Total Entertainment					4,968,408	5,924,664
Total Equity, Warrants and Other Investments					7,173,388	6,852,699	11.17%
Total Non-Controlled/Affiliated Investments					$13,340,494	$12,673,145	20.67%
Total Investments					$190,450,759	$172,658,862	281.54%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 13 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2025

(13)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $33,218,076 at fair value and represented 54.17% of the Company’s net assets.
(14)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(15)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2025, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliate Investments” for the twelve months ended December 31, 2025 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor)	$—	$2,013,336	$—	$—	$(145,967)	$1,867,369	$193,936
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor)	—	2,013,336	—	—	(186,234)	1,827,102	193,936
	Class A Units(e)	—	2,204,980	—	—	(1,276,945)	928,035	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor)	—	2,133,984	—	—	(8,009)	2,125,975	273,917
	Common Stock(e)	—	4,504,410	—	—	1,420,254	5,924,664	—
		$—	$12,870,046	$—	$—	$(196,901)	$12,673,145	$661,789

(a)
The fair value of all investments were determined using significant unobservable inputs.
(b)
Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments and investments transferred into Affiliates effective October 1, 2025.
(c)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(e)
Investment is non-income producing.

P — Prime Rate (6.75% as of December 31, 2025)

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.69% as of December 31, 2025)

3M S — 3-month SOFR (3.65% as of December 31, 2025)

6M S — 6-month SOFR (3.57% as of December 31, 2025)

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	$2,123,863	$2,123,863	$2,081,386	2.68%	(4)(11)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	529,740	529,740	529,740	0.68%	(4)(5)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,472,500	5,447,097	5,472,500	7.05%	(11)
Total Commercial Services & Supplies					8,100,700	8,083,626
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	3,000,075	3,039,635	3,135,078	4.04%	(11)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 4.75% + 3.50% PIK (4.00% Floor)		3/8/2028	5,948,942	5,728,360	5,829,963	7.51%	(4)(11)
LABL, Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/30/2028	4,938,969	4,901,092	4,784,627	6.17%	(3)(11)
Total Containers & Packaging					13,669,087	13,749,668
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 9.75% PIK (1.00% Floor)		4/10/2026	4,849,251	4,849,251	4,849,251	6.25%	(4)(11)(15)
American Nuts Holdings, LLC Term Loan B	3M S + 11.75% PIK (1.00% Floor)		4/10/2026	5,012,146	1,427,117	944,940	1.22%	(4)(10)(11)(15)
Total Consumer Staples Distribution & Retail					6,276,368	5,794,191
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,019,794	3,974,677	3,698,210	4.77%	(4)(11)
Total Construction & Engineering					3,974,677	3,698,210
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	4,923,446	4,873,088	4,923,446	6.34%	(11)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,677	1,474,677	1,474,677	1.90%	(11)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,157,812	7,101,703	7,157,812	9.22%	(11)
Total Diversified Consumer Services					13,449,468	13,555,935
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Term Loan	3M S + 7.50% + 2.00% PIK		6/30/2025	1,163,599	1,163,599	1,253,778	1.62%	(4)
Total Electronic Equipment, Instruments & Components					1,163,599	1,253,778
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	1,989,111	1,858,313	1,851,862	2.39%	(4)(5)(11)(14)
Total Entertainment					1,858,313	1,851,862
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	4,187,500	4,130,991	4,072,344	5.25%	(11)
Max US Bidco Inc. Term Loan B	1M S + 5.00% (0.50% Floor)		10/2/2030	4,962,500	4,744,622	4,875,656	6.28%	(11)
Total Food Products					8,875,613	8,948,000

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC Term Loan	3M S + 4.75% (0.50% Floor)		6/15/2028	$2,977,500	$2,940,523	$2,977,500	3.84%	(11)
Total Hotels, Restaurants & Leisure					2,940,523	2,977,500
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% + 2.00% PIK (1.00% Floor)		1/15/2026	7,664,219	7,634,180	7,664,219	9.87%	(4)(11)
Total Household Durables					7,634,180	7,664,219
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	7,442,893	7,375,251	7,442,893	9.59%	(3)(11)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	3,851,399	3,832,941	3,851,399	4.96%	(11)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/15/2029	3,643,750	3,539,939	3,589,094	4.62%	(11)
Total Insurance					14,748,131	14,883,386
Interactive Media & Services
Uniguest Holdings Term Loan	3M S + 5.00% (1.00% Floor)		11/27/2030	5,555,556	5,460,071	5,472,222	7.05%	(5)(11)
Total Interactive Media & Services					5,460,071	5,472,222
IT Services
Argano, LLC Term Loan	1M S + 5.75% (1.00% Floor)		8/23/2029	3,975,543	3,888,812	3,955,666	5.10%	(5)(11)
Flatworld Intermediate Corporation Term Loan	3M S + 6.75% (1.00% Floor)		10/1/2027	2,221,622	2,193,533	2,221,622	2.86%	(5)(11)
Total IT Services					6,082,345	6,177,288
Professional Services
CareerBuilder, LLC Term Loan B3	1M S + 2.50% + 4.25% PIK (1.00% Floor)		7/31/2026	6,055,631	4,947,137	2,941,738	3.79%	(4)(10)(11)
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.50% (0.50% Floor)		4/9/2031	3,000,000	2,986,074	3,000,000	3.87%	(11)
Klein Hersh, LLC Term Loan - Last Out	3M S + -1.13% (0.50% Floor)		4/27/2028	11,645,948	7,616,667	9,258,529	11.93%	(11)(12)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,751,923	9,697,154	9,849,442	12.69%	(11)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	757,500	0.98%
Total Professional Services					25,997,032	25,807,209
Software
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50%		4/7/2023	1,736,618	1,736,618	260,201	0.34%	(7)(10)
Sandvine Corporation Term Loan	2.00%		6/28/2027	4,288,503	2,791,891	2,819,691	3.63%	(5)(6)(8)(10)(11)
Sandvine Corporation Tranche B Super Senior Term Loan	6M S + 9.00% (0.00% Floor)		11/7/2025	1,261,776	880,706	1,261,776	1.63%	(5)(6)(8)(11)
Total Software					5,409,215	4,341,668
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,900,000	4,877,188	4,716,250	6.08%	(11)
American Auto Auction Group, LLC Term Loan	3M S + 4.50% (0.75% Floor)		12/30/2027	5,663,576	5,404,695	5,663,576	7.30%	(11)
Victra Holdings, LLC Term Loan B	3M S + 5.25% (0.75% Floor)		3/30/2029	3,217,105	3,215,978	3,265,361	4.21%	(3)(11)
Total Specialty Retail					13,497,861	13,645,187
Trading Companies & Distributors
Fleetpride Inc. Term Loan B	1M S + 4.50% (0.50% Floor)		9/29/2028	2,962,500	2,937,086	2,762,531	3.56%	(3)(11)
PVI Holdings, Inc. Term Loan - Last Out	3M S + 4.94% (1.00% Floor)		1/18/2028	3,910,000	3,885,783	3,910,000	5.04%	(11)(13)
Xenon Arc, Inc. - Term Loan	3M S + 5.25% (0.75% Floor)		12/20/2028	8,760,000	8,760,000	8,760,000	11.28%	(11)
Total Trading Companies & Distributors					15,582,869	15,432,531
Total Senior Secured First Lien Debt Investments					154,720,052	153,336,480	197.59%

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2024

(11)
A portion or all is held by the Company indirectly through Investcorp Credit Management BDC SPV, LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A. ("Capital One")
(12)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. The obligor under the first lien secured loans has a contractual obligation to pay a fixed annual amount of interest ratably each month. this payment is first applied to the first out tranche on the basis of SOFR plus 3.75% and the remaining amount (if any) is applied to the last out tranche. Therefore, the Company will receive variable interest income depending on the principal amount of the first out tranche and changes in the SOFR rate. The effective rate cannot be estimated in advance of the start of the SOFR accrual period for the first out tranche.
(13)
The Company has entered into an Agreement Among Lenders that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the “first out” tranche will receive priority ahead of the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 4.50% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(14)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “second out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “second out” and "third out" tranches with respect to payments of principal, interest, and any other amounts due thereunder.
(15)
The Company has entered into an Agreement Among Lenders that entitles the Company's investment in the Term Loan A to receive priority over its investment in the Term Loan B, whereby the Term Loan A is considered a "first out" tranche that will receive priority ahead of the Term Loan B as a "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder in certain circumstances.
(16)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $36,086,568 at fair value and represented 46.50% of the Company’s net assets.
(17)
Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
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

PRIME — 7.50% as of December 31, 2024

PIK — Payment-In-Kind

1M S — 1-month SOFR (4.33% as of December 31, 2024)

3M S — 3-month SOFR (4.31% as of December 31, 2024)

6M S — 6-month SOFR (4.25% as of December 31, 2024)

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Chemicals
South Coast Terminals, LLC	1M S + 6.00% (1.00% Floor)	12/21/2021	12/10/2026	$7,206,650	$7,166,474	$7,206,650	9.61%	(4)
Total Chemicals					7,166,474	7,206,650
Commercial Services & Supplies
Amerit	1M S + 7.00% (2.00% Floor)	12/13/2023	12/24/2025	7,425,000	7,301,918	7,350,750	9.80%	(10)
Arborworks Acquisition LLC - Reinstated Term Loan (Take Back)	1M S + 6.50% PIK (1.00% Floor)	11/24/2021	11/6/2028	1,999,641	1,999,641	1,919,656	2.56%	(10)
Arborworks Acquisition LLC - Revolver (New)	15.00% PIK	11/6/2023	11/6/2028	1,011,689	1,011,689	1,011,689	1.35%	(4)
Northstar Group Services, Inc.	6M S + 4.75% (0.50% Floor)	5/8/2024	5/8/2030	5,500,000	5,472,738	5,472,500	7.30%	(10)
Retail Services WIS Corporation	3M S + 8.35% (1.00% Floor)	5/20/2021	5/20/2025	6,156,855	6,124,477	6,156,855	8.21%	(10)
Total Commercial Services & Supplies					21,910,463	21,911,450
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC - Term Loan A	3M S + 9.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,494,842	4,494,842	4,225,151	5.63%	(10)
American Nuts Holdings, LLC - Term Loan B	3M S + 11.75% PIK (1.00% Floor)	4/4/2022	4/10/2026	4,600,689	1,427,117	1,116,748	1.49%	(9)(10)
Total Consumer Staples Distribution & Retail					5,921,959	5,341,899
Construction & Engineering
Congruex Group LLC	3M S + 5.75% (0.75% Floor)	9/27/2023	5/3/2029	3,959,596	3,910,347	3,662,626	4.88%	(10)
Total Construction & Engineering					3,910,347	3,662,626
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)	2/28/2023	3/8/2027	3,367,275	3,420,188	3,602,984	4.80%	(10)
Bioplan USA, Inc. - Take-Back Term Loan	3M S + 4.75% + 3.50% PIK (4.00% Floor)	3/8/2023	3/8/2028	5,844,496	5,595,919	5,712,995	7.62%	(3)(10)
LABL, INC.	1M S + 5.00% (0.50% Floor)	9/27/2023	10/30/2028	4,964,428	4,922,427	4,914,784	6.55%	(10)
Total Containers & Packaging					13,938,534	14,230,763
Diversified Consumer Services
Axiom Global Inc.	1M S + 4.75% (0.75% Floor)	9/12/2023	10/1/2026	4,948,187	4,891,149	4,923,445	6.56%	(10)
LaserAway Intermediate Holdings II, LLC	3M S + 5.75% (0.75% Floor)	10/12/2021	10/14/2027	7,194,708	7,129,933	7,194,708	9.59%	(10)
Total Diversified Consumer Services					12,021,082	12,118,153
Electronic Equipment, Instruments & Components
4L Technologies, Inc.	3M S + 9.50% + 1.68% PIK (1.00% Floor)	2/4/2020	6/30/2025	1,151,858	1,151,858	1,220,970	1.63%
Total Electronic Equipment, Instruments & Components					1,151,858	1,220,970
Entertainment
Crafty Apes, LLC	1M S + 9.25% PIK (1.00% Floor)	12/23/2021	11/1/2025	9,250,602	8,832,319	8,811,199	11.75%	(10)(13)
Total Entertainment					8,832,319	8,811,199

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Food Products
INW Manufacturing, LLC	3M S + 5.75% (0.75% Floor)	5/5/2021	3/25/2027	$4,312,500	$4,243,162	$3,967,500	5.29%	(10)
Max US Bidco Inc.	3M S + 5.00% (0.50% Floor)	10/4/2023	10/2/2030	4,987,500	4,755,238	4,875,281	6.50%	(10)
Total Food Products					8,998,400	8,842,781
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC	3M S + 5.00% (0.50% Floor)	2/27/2024	6/15/2028	2,992,500	2,950,295	2,947,612	3.93%	(10)
Total Hotels, Restaurants & Leisure					2,950,295	2,947,612
Household Durables
Easy Way Leisure Corporation	3M S + 7.50% + 2.00% PIK (1.00% Floor)	8/2/2021	1/15/2026	7,625,716	7,582,340	7,625,716	10.17%	(10)
Total Household Durables					7,582,340	7,625,716
Insurance
Asurion, LLC	3M S + 4.00%	6/13/2024	8/21/2028	7,480,964	7,406,155	7,406,155	9.87%	(10)
Total Insurance					7,406,155	7,406,155
IT Services
Flatworld Intermediate Corporation	3M S + 7.00% (1.00% Floor)	10/3/2022	10/1/2027	2,233,784	2,201,362	2,183,524	2.91%	(4)(10)
Total IT Services					2,201,362	2,183,524
Professional Services
CareerBuilder, LLC	1M S + 2.50% + 4.25% PIK (1.00% Floor)	7/27/2017	7/31/2026	5,924,347	5,177,709	2,525,025	3.37%	(9)(10)
Crisis Prevention Institute, Inc.	3M S + 4.75% (0.50% Floor)	4/3/2024	4/9/2031	3,000,000	2,985,281	2,985,000	3.98%	(10)
Klein Hersh, LLC	3M S + 4.63% + 6.45% PIK (0.50% Floor)	4/21/2022	4/27/2027	11,645,948	9,684,970	5,581,240	7.44%	(3)(9)(10)(11)
Work Genius Holdings, Inc	3M S + 7.00% (1.00% Floor)	6/6/2022	6/7/2027	9,801,923	9,737,425	9,777,418	13.03%	(10)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)	12/28/2022	6/7/2027	750,000	750,000	748,125	1.00%
Total Professional Services					28,335,385	21,616,808
Software
American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver	P + 5.50% (1.00% Floor)	5/6/2016	4/7/2023	1,736,618	1,736,618	—	—	(6)(9)
Sandvine Corporation	0.02	2/3/2023	6/28/2027	5,284,642	3,254,202	3,250,055	4.33%	(5)(7)(10)
Total Software					4,990,820	3,250,055
Specialty Retail
ALCV Purchaser, Inc.	3M S + 6.75% (1.00% Floor)	3/1/2021	4/15/2026	5,000,000	4,968,582	4,687,500	6.25%	(10)
American Auto Auction Group, LLC	3M S + 5.00% (0.75% Floor)	4/12/2023	12/30/2027	5,692,366	5,395,211	5,678,135	7.57%	(10)
Victra Holdings, LLC	3M S + 6.50% (0.75% Floor)	2/26/2024	3/30/2029	1,948,667	1,948,667	1,977,897	2.64%	(10)
Total Specialty Retail					12,312,460	12,343,532

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt Investments, continued
Trading Companies & Distributors
Fleetpride Inc.	1M S + 4.50% (0.50% Floor)	9/27/2023	9/29/2028	$2,977,500	$2,949,229	$2,962,612	3.94%	(10)
PVI Holdings, Inc.	3M S + 6.49% (1.00% Floor)	7/29/2022	1/18/2028	$3,930,000	3,902,420	3,930,000	5.24%	(10)(12)
Xenon Arc, Inc.	3M S + 6.00% (0.75% Floor)	12/27/2021	12/17/2027	$8,805,000	8,805,000	8,805,000	11.73%	(10)
Total Trading Companies & Distributors					15,656,649	15,697,612
Total Senior Secured First Lien Debt Investments					165,286,902	156,417,505	208.53%
Equity, Warrants and Other Investments
Commercial Services & Supplies
ArborWorks, LLC A-1 Common Units				1,035	—	—	—	(8)
ArborWorks, LLC A-1 Preferred				8,633	4,362,023	1,738,444	2.32%	(8)
ArborWorks, LLC B-1 Preferred				8,633	—	—	—	(8)
Investcorp Transformer Aggregator LP				520,710	528,249	1,269,377	1.70%	(8)
Total Commercial Services & Supplies					4,890,272	3,007,821
Containers & Packaging
Bioplan USA, Inc. - Common Stock				292,150	1,708,942	4,218,646	5.62%	(8)
Total Containers & Packaging					1,708,942	4,218,646
Electronic Equipment, Instruments & Components
4L Technologies, Inc. Common Stock				149,918	2,171,581	62,965	0.08%	(8)
4L Technologies, Inc. Preferred Stock				2,289	209,004	1,362,015	1.82%	(8)
Total Electronic Equipment, Instruments & Components					2,380,585	1,424,980
Health Care Providers & Services
Discovery Behavioral Health Preferred Stock	13.50% PIK			4,000	4,000,000	5,400,000	7.20%	(8)
Total Health Care Providers & Services					4,000,000	5,400,000
IT Services
Fusion Connect, Inc. - Backstop Warrants				8,904,634	—	22,702	0.03%	(8)
Fusion Connect, Inc. - Common Stock				230,191	1,184,606	288,877	0.39%	(8)
Fusion Connect, Inc - Equity Investor Warrants				1,345,747	—	—	—	(8)
Fusion Connect, Inc. - Investor Warrants				8,904,634	—	22,702	0.03%	(8)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK			500	6,759,778	6,126,488	8.17%	(3)
FWS Parent Holding, LLC - Equity Interest				4,405	100,000	37,071	0.05%	(8)
Total IT Services					8,044,384	6,497,840
Professional Services
CF Arch Holdings LLC (Equity Interest)				200,000	200,000	454,000	0.61%	(8)
Victors CCC Aggregator LP				500,000	500,000	710,000	0.95%	(8)
Work Genius Holdings, Inc (Equity Interest)				500	500,000	906,625	1.21%	(8)
Total Professional Services					1,200,000	2,070,625

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares(3)	Amortized Cost	Fair Value	% of Net Assets
Equity, Warrants and Other Investments, continued
Software
Advanced Solutions International Preferred Equity				888,170	$1,000,000	$1,794,103	2.39%
Sandvine Corporation - Common Stock				107,202	—	—	—	(7)(8)
Sandvine Corporation - Common Stock				372,930	—	—	—	(7)(8)
Total Software					1,000,000	1,794,103
Trading Companies & Distributors
Pegasus Aggregator Holdings LP				9	808,717	1,116,856	1.49%	(8)
Total Trading Companies & Distributors					808,717	1,116,856
Total Equity, Warrants and Other Investments					24,032,900	25,530,871	34.04%
Total Non-Controlled/Non-Affiliated Investments					$189,319,802	$181,948,376	242.56%
Non-Controlled/Affiliated Investments(14)
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP	10.00% PIK	6/19/2020	6/18/2027	$812,447	812,447	509,811	0.68%	(3)
Total Automobile Components					812,447	509,811
Total Senior Secured First Lien Debt Investments					812,447	509,811	0.68%
Equity, Warrants and Other Investments
Automobile Components
Techniplas Foreign Holdco LP Common Stock				879,559	14,336,791	2,111,343	2.81%	(8)
Total Automobile Components					14,336,791	2,111,343
Total Equity, Warrants and Other Investments					14,336,791	2,111,343	2.81%
Total Affiliated Investments					$15,149,238	$2,621,154	3.49%
Total Investments					$204,469,040	$184,569,530	246.06%

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
(11)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 7.50% plus 3.00% PIK (Floor 0.50%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

See accompanying notes to consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2024

(12)
The Company has entered into an Agreement Among Lenders with the "first out lenders", whereby the “first out” tranche will receive priority ahead of the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder in certain circumstances. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 6.00% subject to a grid (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(13)
The Company has entered into an Agreement Among Lenders that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractually stated interest rate of SOFR plus 7.50% (Floor 1.00%) with an election for SOFR plus 9.25% PIK (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services — Investment Companies ("ASC 946").

On February 11, 2014, the Company completed its initial public offering (the “Offering”), selling 7,666,666 shares of its common stock, par value $0.001, including the underwriters’ over-allotment, at a price of $15.00 per share with net proceeds of approximately $111.5 million.

CM Finance LLC, a Maryland limited liability company, commenced operations in March 2012. Immediately prior to the Offering, CM Finance LLC was merged with and into the Company (the “Merger”). In connection with the Merger, the Company issued 6,000,000 shares of common stock and $39.8 million in debt to the pre-existing CM Finance LLC investors, consisting of funds managed by Cyrus Capital Partners, L.P. (the “Original Investors” or the “Cyrus Funds”). The Company had no assets or operations prior to completion of the Merger and, as a result, the books and records of CM Finance LLC became the books and records of the Company, as the surviving entity. Immediately after the Merger, the Company issued 2,181,818 shares of its common stock to Stifel Venture Corp. (“Stifel”), in exchange for $32.7 million in cash. The Company used all of the proceeds of the sale of shares to Stifel to repurchase 2,181,818 shares of common stock from the Original Investors. Immediately after the completion of the Offering, the Company had 13,666,666 shares outstanding. The Company used a portion of the net proceeds of the Offering to repay 100% of the debt issued to the Original Investors in connection with the Merger.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States. As of December 31, 2025, the Company did not hold any non-qualifying assets in its portfolio.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At December 31, 2025, December 31, 2024 and June 30, 2024, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

From inception through June 30, 2024, the Company reported on a June 30 fiscal year-end. On September 18, 2024, the Company changed its fiscal year end from June 30 to December 31. Our 2024 fiscal year consisted of the six month transition period beginning July 1, 2024 through December 31, 2024. Financial statements for the twelve months ended June 30, 2024 and 2023 continue to be presented on the basis of our previous fiscal year end.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, and commitment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, $633,808, $221,882, $1,181,653 and $892,483, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all debt investments that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

reversed when a debt investment is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a debt investment is placed on non-accrual status. Interest payments received on non-accrual debt investments are recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the debt investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.93% of the Company’s portfolio at fair value. As of December 31, 2024, the Company had five investments on non-accrual status comprised of American Nuts Holdings, LLC Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3, Klein Hersh, LLC Senior Subordinated Note and Sandvine Corporation Term Loan, which collectively represented 3.64% of the Company’s portfolio at fair value. As of June 30, 2024, the Company had four investments on non-accrual status comprised of American Nuts Holdings, LLC - Term Loan Term Loan B, American Teleconferencing Services, Ltd. (d/b/a Premiere Global Services, Inc.) - Revolver, CareerBuilder, LLC Term Loan B3 and Klein Hersh, LLC Term Loan - Last Out, which collectively represented 5.00% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $1,492,514, $2,371,478, $2,106,424 and $1,320,239 during the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, respectively.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned PIK dividends of $452,742, $432,669, $784,854 and $691,972 during the periods ended December 31, 2025, December 31, 2024, June 30, 2024, and June 30, 2023 respectively.

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

December 31, 2025

Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

f. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents and restricted cash and cash equivalents consist of cash and short-term, highly liquid investments. The Company deposits its cash in financial institutions, and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at what management believes to be large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity such that there is insignificant risk of changes in value. The Company has restrictions on the uses of the cash held by SPV LLC based on the terms of the relevant financing arrangement. For more information on the Company’s financing arrangements and borrowings, see Note 5.

g. Due from the Sale of 1888 Industrial Services, LLC

During the year ended June 30, 2024, the Company completed the sale of its investments in 1888 Industrial Services, LLC resulting in $2.5 million in proceeds. As of December 31, 2024, a portion was included in "Long-term receivable" in the amount of $489,365 and a portion was included in "Short-term receivable" in the amount of $160,901 on the Consolidated Statements of Assets and Liabilities. The Long-term receivable was recorded at estimated fair value using Level 3 inputs as determined using a discounted cash flow analysis with the unobservable input being a discount rate (6.8%). During 2025, the Company received a payment of $478,827. This payment relieved the remaining receivable and the Company realized other income of $126,519.

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

December 31, 2025

(including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of December 31, 2025, December 31, 2024, or June 30, 2024.

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

k. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,’’ which is

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. At December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses of $447,781, $165,919 and $264,386 for the periods ended December 31, 2025, 2024 and 2023, respectively. The Company also incurred federal tax expense of $149,156 related to tax years ending June 30, 2023 and 2022 recorded during the year ended December 31, 2024. These expenses are included in the provision for tax expenses on the consolidated statement of operations.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, the Company recorded distributions of $7.5 million, $3.5 million, $8.6 million and $9.1 million, respectively. For certain years, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2022 through present remain subject to examinations by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof.

Permanent differences between investment company taxable income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to prior year under distribution of ordinary income and nondeductible taxes paid as follows:

	As of December 31,		As of June 30,
	2025	2024	2024	2023
Additional paid-in capital	$(447,781)	$395,188	$(264,652)	$(284,155)
Distributable earnings	447,781	(395,188)	264,652	284,155

The tax character of all distributions paid by the Company during the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023 were ordinary income.

At December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023, the components of distributable earnings/(loss) on a tax basis are as follows:

	As of December 31,		As of June 30,
	2025	2024	2024	2023
Undistributed net investment income	$2,762,312	$7,434,221	$7,476,383	$11,648,379
Accumulated capital gains (losses) and other	(929,942)	(996,499)	(14,786,107)	(27,970,779)
Capital loss carryover	(125,428,982)	(123,567,107)	(101,070,039)	(73,713,555)
Unrealized appreciation (depreciation)	(18,220,790)	(8,788,371)	(19,727,695)	(23,015,323)
Distributions payable	—	—	—	(2,590,520)
Distributable earnings (loss)	$(141,817,402)	$(125,917,756)	$(128,107,458)	$(115,641,798)

For U.S. federal income tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. These capital losses can be carried forward for an indefinite period and will retain their character as either short-term or long-term capital losses. As

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

of December 31, 2025, the Company had a net short-term capital loss carryforward of $2,758,719 and a net long-term capital loss carryforward of $122,670,263 available to be carried forward for an indefinite period.

A RIC may elect to defer any capital losses incurred after October 31 of a taxable year (“post-October”) to the beginning of the following fiscal year. As of December 31, 2025, the Company had a post-October short-term capital loss deferral of $115 and a post-October long-term capital loss deferral of $578,527. These losses were deemed to arise on January 1, 2026.

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to income tax disclosures ("ASU 2023-09"), which requires more detailed income tax disclosures, chiefly by providing disaggregated information about the effective tax rate reconciliation and expanded information on income taxes paid by jurisdiction. The new guidance is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material effect on the Company’s income tax disclosures or overall financial statements; therefore, no additional disclosures were required upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

December 31, 2025

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

b. Investments

The composition of the Company’s investments as of December 31, 2025, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$142,061,165	74.59%	$139,440,786	80.76%
Unsecured Debt Investments	—	—%	—	—%
Equity, Warrants and Other Investments	48,389,594	25.41%	33,218,076	19.24%
Total	$190,450,759	100.00%	$172,658,862	100.00%

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping at fair value at December 31, 2025, December 31, 2024 and June 30, 2024:

	December 31, 2025		December 31, 2024		June 30, 2024
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$25,034,204	14.50%	$27,542,249	14.37%	$23,687,433	12.84%
IT Services	15,852,380	9.18%	13,677,485	7.14%	8,681,364	4.70%
Insurance	15,311,902	8.87%	14,883,386	7.77%	7,406,155	4.01%
Diversified Consumer Services	14,796,609	8.57%	13,555,936	7.07%	12,118,153	6.57%
Commercial Services & Supplies	13,625,742	7.89%	12,778,427	6.67%	24,919,271	13.50%
Trading Companies & Distributors	13,507,873	7.82%	16,550,362	8.64%	16,814,468	9.11%
Specialty Retail	11,534,603	6.68%	13,645,186	7.12%	12,343,532	6.69%
Containers & Packaging	11,412,949	6.61%	20,159,439	10.52%	18,449,409	10.00%
Food Products	10,131,045	5.87%	8,948,000	4.67%	8,842,781	4.79%
Entertainment	8,050,639	4.66%	6,356,272	3.32%	8,811,199	4.77%
Health Care Providers & Services	7,000,000	4.05%	6,000,000	3.13%	5,400,000	2.93%
Household Durables	6,094,086	3.53%	7,664,219	4.00%	7,625,716	4.13%
Interactive Media & Services	5,445,000	3.15%	5,472,222	2.86%	—	—%
Consumer Staples Distribution & Retail	4,622,506	2.68%	5,794,191	3.02%	5,341,899	2.89%
Software	4,430,155	2.57%	7,130,522	3.72%	5,044,158	2.73%
Construction & Engineering	3,844,332	2.23%	3,698,210	1.93%	3,662,626	1.99%
Automobile Components	1,809,086	1.05%	3,014,929	1.57%	2,621,154	1.42%
Electronic Equipment, Instruments & Components	155,751	0.09%	1,768,423	0.92%	2,645,950	1.43%
Hotels, Restaurants & Leisure	—	—%	2,977,500	1.56%	2,947,612	1.60%
Chemicals	—	—%	—	—%	7,206,650	3.90%
Total	$172,658,862	100.00%	$191,616,958	100.00%	$184,569,530	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at December 31, 2025, December 31, 2024 and June 30, 2024:

	December 31, 2025		December 31, 2024		June 30, 2024
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$53,471,338	30.97%	$50,821,899	26.52%	$56,404,520	30.56%
U.S. Northeast	48,984,997	28.37%	57,924,569	30.23%	58,910,596	31.92%
U.S. Southwest	29,287,714	16.96%	14,594,690	7.62%	3,416,612	1.85%
U.S. Southeast	18,135,987	10.51%	32,190,267	16.80%	31,435,714	17.03%
U.S. Midwest	16,472,314	9.54%	24,291,767	12.68%	24,434,485	13.24%
U.S. Mid-Atlantic	6,306,512	3.65%	7,712,299	4.02%	6,717,548	3.64%
International	—	—%	4,081,467	2.13%	3,250,055	1.76%
Total	$172,658,862	100.00%	$191,616,958	100.00%	$184,569,530	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the twelve months ended December 31, 2025, the Company made investments in new and existing portfolio companies of approximately $25.6 million, to which it was not previously contractually committed to provide financial support. During the six months ended December 31, 2024, the Company made investments in new and existing portfolio companies of approximately $23.0 million, to which it was not previously contractually committed to provide financial support. During the twelve months ended June 30, 2024, the Company made investments in new and existing portfolio companies of approximately $60.4 million, to which it was not previously contractually committed to provide financial support. During the twelve months ended December 31, 2025, the Company made investments of $6.4 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the six months ended December 31, 2024, the Company made investments of $0.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the twelve months ended June 30, 2024, the Company made investments of $2.2 million in companies to which

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

it was committed to provide financial support through the terms of revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company's borrowings. The Company enters into derivative contracts as part of its investment strategies. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the SEC adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At December 31, 2025, December 31, 2024 and June 30, 2024 the Company held no derivative contracts.

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

Estimates of fair value for cash and cash equivalents and restricted cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using observable inputs other than quoted prices, or Level 2 inputs and unobservable inputs, or Level 3 inputs.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$23,462,060	$115,978,726	$139,440,786
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	33,218,076	33,218,076
Total Investments	$—	$23,462,060	$149,196,802	$172,658,862

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2025:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$—	$36,086,568	$173,361,546
Purchases (including PIK interest)	27,174,547	—	1,151,716	28,326,263
Sales and repayments	(21,522,420)	—	(6,533,916)	(28,056,336)
Amortization	1,154,236	—	—	1,154,236
Net realized gains (losses)	(5,832,480)	—	5,005,667	(826,813)
Transfers in	2,973,778	—	4,949,189	7,922,967
Transfers out	(25,139,108)	—	—	(25,139,108)
Net change in unrealized (depreciation) appreciation	(104,805)	—	(7,441,148)	(7,545,953)
Fair value at December 31, 2025	$115,978,726	$—	$33,218,076	$149,196,802
Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2025	$(3,205,070)	$—	$(4,076,872)	$(7,281,942)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended December 31, 2024:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2024	$156,927,316	$—	$27,642,214	$184,569,530
Purchases (including PIK interest)	25,822,955	—	478,838	26,301,793
Sales and repayments	(22,871,991)	—	—	(22,871,991)
Amortization	794,619	—	—	794,619
Net realized gains (losses)	(8,114,711)	—	—	(8,114,711)
Transfers in	—	—	4,968,408	4,968,408
Transfers out	(23,328,055)	—	—	(23,328,055)
Net change in unrealized (depreciation) appreciation	8,044,845	—	2,997,108	11,041,953
Fair value at December 31, 2024	$137,274,978	$—	$36,086,568	$173,361,546
Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2024	$8,193,187	$—	$2,997,108	$11,190,295

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended June 30, 2024:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at June 30, 2023	$196,370,955	$—	$23,740,374	$220,111,329
Purchases (including PIK interest)	60,523,383	—	4,871,820	65,395,203
Sales and repayments	(92,303,435)	—	—	(92,303,435)
Amortization	2,049,993	—	—	2,049,993
Net realized gains (losses)	(13,909,425)	—	(62,112)	(13,971,537)
Transfers in	—	—	4,362,023	4,362,023
Transfers out	(4,362,023)	—	—	(4,362,023)
Net change in unrealized (depreciation) appreciation	8,557,868	—	(5,269,891)	3,287,977
Fair value at June 30, 2024	$156,927,316	$—	$27,642,214	$184,569,530
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2024	$(69,131)	$—	$(5,332,004)	$(5,401,135)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the twelve months ended December 31, 2025, $20,189,919 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency and $2,973,778 of Senior Secured First Lien Debt Investments transferred to Level 3 from Level 2. During the six months ended December 31, 2024, $18,359,647 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency. During the twelve months ended June 30, 2024, there were no transfers from Level 3 to Level 2. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments and derivatives on the Consolidated Statements of Operations.

During the twelve months ended December 31, 2025, $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring. During the six months ended December 31, 2024, and the twelve months ended June 30, 2024, and June 30, 2023, $4,968,408, $4,362,023, and $1,708,942, respectively, transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructuring.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of December 31, 2025, December 31, 2024 and June 30, 2024. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of December 31, 2025	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$108,159,290	Income Approach	Market Yields	11.9%	4.6% - 19.59%
Senior Secured First Lien Debt Investments	1,725,350	Market Comparable Approach	Revenue Multiple	0.35x	0.35x
Senior Secured First Lien Debt Investments	6,094,086	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	—	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	4,148,090	Income Approach	Market Yields	24.1%	24.1%
Equity, Warrants and Other Investments	23,061,586	Market Comparable Approach	EBITDA multiple	10.5x	6.1x - 18.2x
Equity, Warrants and Other Investments	6,008,400	Market Comparable Approach	Revenue Multiple	1.53x	0.35x - 1.55x
	$149,196,802

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

December 31, 2025

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

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. As of December 31, 2025, the Company had availability to borrow $8.7 million based on the borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of December 31, 2025, December 31, 2024, and June 30, 2024 there were $58.9 million, $58.5 million, and $43.0 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash and cash equivalents (as shown on the Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of December 31, 2025, SPV LLC had a notional amount of $153.2 million, which included $141.8 million of the Company’s portfolio investments at fair value, $1.0 million in accrued interest receivable and $10.4 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. As of December 31, 2024, SPV LLC had a notional amount of $167.7 million, which included $154.7 million of the Company’s portfolio investments at fair value, $1.6 million in accrued interest receivable and $11.3 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. As of June 30, 2024, SPV LLC had a notional amount of $167.7 million, which included $153.4 million of the Company’s portfolio investments at fair value, no accrued interest receivable and $5.0 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. For the twelve months ended December 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $61.9 million and 6.32%, respectively. For the six months ended December 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $49.1 million and 7.99%, respectively. For the twelve months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $63.7 million and 8.09%, respectively. For the twelve months ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing, in aggregate was $80.4 million and 5.95%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At December 31, 2025, December 31, 2024, and June 30, 2024 the fair value of the Company’s total borrowings under the

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

Capital One Revolving Financing, was estimated at $58.9 million, $58.5 million, and $43.0 million, respectively, which the Company concluded was a Level 3 fair value.

As of December 31, 2025, the carrying amount of the Capital One Revolving Financing was $58.2 million aggregate principal balance of $58.9 million net with deferred debt issuance costs of $0.7 million. As of December 31, 2024, the carrying amount of the Capital One Revolving Financing was $57.5 million, aggregate principal balance of $58.5 million net with deferred debt issuance costs of $1.0 million. As of June 30, 2024, the carrying amount of the Capital One Revolving Financing was $41.3 million, aggregate principal balance of $43.0 million net with deferred debt issuance costs of $1.7 million.

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

On November 10, 2025, the Company entered into a letter of commitment with Investcorp Capital plc, an Affiliate of the Adviser, to provide, or cause to be provided, capital to the Company in the event the Company is unable to repay any portion of the principal balance of the Company’s 4.875% Notes due 2026. Under the letter of commitment, ICAP is required to provide, or cause to be provided a loan (“ICAP Loan”) to the Company in an amount up to the lesser of (i) the remaining, unredeemed, principal amount of the Notes outstanding on April 1, 2026 and (ii) $65,000,000. In exchange, the Company paid ICAP a fee in an amount equal to the sum of (i) the upfront fee of 0.50% of principal amount and (ii) an ongoing fee of 1.00% of principal amount per annum during the period from November 10, 2025 until April 1, 2026, pro rated for any period of less than one year. On March 29, 2026, the Company entered into a financing arrangement with ICAP pursuant to which ICAP will provide a $65.0 million unsecured note bearing interest at a floating rate of SOFR plus 5.50% per annum and maturing on July 1, 2029.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

As of December 31, 2025, the carrying amount of the 2026 Notes was $64.9 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $65,000 and unamortized discount of $17,778, at a current yield of 4.93%. As of December 31, 2024, the carrying amount of the 2026 Notes was $64.6 million on an aggregate principal balance of $65.0 million net with deferred debt issuance costs of $0.3 million and unamortized discount of $0.09 million, at a current yield of 5.02%. As of June 30, 2024, the carrying amount of the 2026 Notes was $64.9 million on an aggregate principal balance of $65.0 million, net with deferred debt issuance costs of $0.5 million and unamortized discount of $0.1 million, at a current yield of 5.29%. As of December 31, 2025, December 31, 2024 and June 30, 2024, the fair value of the 2026 Notes was $64.3 million, $63.2 million, and $59.9 million, respectively. The Company concluded that this was Level 3 fair value under ASC 820.

For the twelve months ended December 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $126.9 million and 5.58%, respectively. For the six months ended December 31, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $114.1 million and 6.20%, respectively. For the twelve months ended June 30, 2024, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $128.7 million and 6.44%, respectively. For the twelve months ended June 30, 2023, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $145.4 million and 5.64%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2025, December 31, 2024 and June 30, 2024 (excluding unamortized premiums, net, unamortized debt issuance costs and note payable) maturing during the following years:

	December 31, 2025	December 31, 2024	June 30, 2024
2024	$—	$—	$—
2025	—	—	—
2026 and beyond	58,900,000	123,500,000	108,000,000
Total long-term debt	$58,900,000	$123,500,000	$108,000,000

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

The Company’s board of directors declared the following quarterly distributions during the twelve months ended December 31, 2025:

Declared Date	Ex-Date	Record Date	Pay Date	Amount per Share	Fiscal Quarter
March 20, 2025	April 24, 2025	April 25, 2025	May 16, 2025	$0.12	1st 2025
April 15, 2025	May 23, 2025	May 24, 2025	June 14, 2025	$0.12	2nd 2025
August 7, 2025	September 17, 2025	September 18, 2025	October 9, 2025	$0.14	3rd 2025
November 10, 2025	November 30, 2025	December 1, 2025	December 12, 2025	$0.14	4th 2025

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2025:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$451,846	$—	1.00%	1/2/2031
Accelevation, LLC - Revolver	705,128	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	134,709	—	—	11/6/2028
Argano, LLC - Revolver	144,928	—	1.00%	9/13/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Integrity Marketing Acquisition, LLC DDTL	172,350	—	1.00%	8/25/2028
Integrity Marketing Acquisition, LLC Revolver	168,692	—	0.50%	8/25/2028
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Total Unfunded Commitments	$3,714,832	$—

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver	$712,496	$—	—	11/6/2028
Argano, LLC - DDTL	869,565	—	—	8/23/2029
Argano, LLC - Revolver	144,928	—	—	8/23/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
Sandvine Corporation - DDTL	398,456	—	—	10/3/2025
Uniguest Holdings - DDTL	1,111,111	—	—	11/27/2030
Uniguest Holdings - Revolver	333,333	—	—	11/27/2030
Total Unfunded Commitments	$4,630,192	$—

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2024:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Arborworks Acquisition LLC – Revolver	$230,547	$—	—	11/6/2028
Flatworld Intermediate Corporation – Revolver	567,568	—	0.50%	10/1/2027
South Coast Terminals LLC – Revolver	967,742	—	0.50%	12/10/2026
Total Unfunded Commitments	$1,765,857	$—

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023:

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023
Base management fees	$3,465,211	$1,671,831	$3,800,693	$4,201,394
Waiver of base management fees	(349,320)	(131,735)	(365,225)	(387,311)
Income-based incentive fees	(150,384)	501,540	(72,942)	401,597
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	978,448	382,064	1,360,194	966,045
Total net expense to affiliates	$3,943,955	$2,423,700	$4,722,720	$5,181,725

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

The following table provides a summary of related party transaction balances under the Advisory and Administration Agreements with the Adviser as of December 31, 2025, December 31, 2024 and June 30, 2024:

	December 31, 2025	December 31, 2024	June 30, 2024
Due from affiliate	$—	$—	$—
Total amount due from affiliate	$—	$—	$—

Base management fees payable	$786,986	$769,176	$816,777
Income-based incentive fees payable	351,571	501,955	128,876
Capital gains fee payable	—	—	—
Allocation of administrative costs from Adviser payable(1)	275,037	27,868	52,874
Total amount due to affiliates	$1,413,594	$1,298,999	$998,527

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

For the twelve months ended December 31, 2025, $3,465,211 in Base Management Fees were earned by the Adviser, of which $349,320 was waived and $786,986 was payable at December 31, 2025. For the six months ended December 31, 2024, $1,671,831 in Base Management Fees were earned by the Adviser, of which $131,735 was waived and $769,176 was payable at December 31, 2024. For the twelve months ended June 30, 2024, $3,800,693 in Base Management Fees were earned by the Adviser, of which $365,225 was waived and $816,777 was payable at June 30, 2024. For the twelve months ended June 30, 2023, $4,201,394 in Base Management Fees were earned by the Adviser, of which $387,311 was waived and $906,218 was payable at June 30, 2023. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

December 31, 2025

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

For the twelve months ended December 31, 2025, the Company wrote off $150,384 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of December 31, 2025, 351,571 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $271 are payable and fees of $351,300 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the six months ended December 31, 2024, the Company incurred $501,540 of Income-Based Fees. As of December 31, 2024, $501,955 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $0 are payable and fees of $501,955 generated from deferred interest (i.e. PIK and certain discount accretion) are not payable until such amounts are received in cash. For the twelve months ended June 30, 2024, the Company wrote off $72,942 in previously deferred Income-Bases Fees and incurred no Income Based-Fees. As of June 30, 2024, $128,876 in incentive fees related to Income-Based Fees incurred by the Company were currently payable to the Adviser, of which fees of $16,929 are payable and fees of $111,947 were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the twelve months ended June 30, 2023, the Company incurred $401,597 of Income-Based Fees. As of June 30, 2023, $201,817 of Income-Based Fees were currently payable to the Adviser and $201,187 in incentive fees related to Income-Based Fees incurred by the Company were generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of December 31, 2025, December 31, 2024, June 30, 2024, and June 30, 2023, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

The Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser's duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its officers,

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Adviser.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $978,448, $382,064, $1,360,194, and $966,045 under the Administration Agreement for the periods ended December 31, 2025, December 31, 2024, June 30, 2024, and June 30, 2023 respectively. As of December 31, 2025, December 31, 2024, and June 30, 2024, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $275,037, $27,868, and $52,874, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

December 31, 2025

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the periods ended December 31, 2025, December 31, 2024, June 30, 2024, and June 30, 2023, the Company recorded directors’ fees of $307,500, $175,852, $294,907, and $302,500 respectively. As of December 31, 2025, December 31, 2024, and June 30, 2024 the Company recorded directors’ fees payable of $0, $81,323, and $0 respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2025	2024	2024	2023
Net increase (decrease) in net assets resulting from operations	$(8,847,940)	$6,042,089	$(4,092,470)	$3,234,503
Weighted average shares of common stock outstanding	14,421,798	14,404,510	14,396,201	14,389,163
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.61)	$0.42	$(0.28)	$0.22

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since July 1, 2023. Stockholders of record as of each respective record date were entitled to receive the distribution:

Declaration Date	Record Date	Payment Date	Amount per Share
August 25, 2022	September 23, 2022	October 14, 2022	$0.15
November 11, 2022	December 16, 2022	January 10, 2023	$0.13
November 11, 2022*	December 16, 2022	January 10, 2023	$0.02
February 2, 2023	March 10, 2023	March 30, 2023	$0.13
February 2, 2023*	March 10, 2023	March 30, 2023	$0.02
May 4, 2023	June 16, 2023	July 7, 2023	$0.13
May 4, 2023*	June 16, 2023	July 7, 2023	$0.05
September 14, 2023	October 12, 2023	November 2, 2023	$0.13
September 14, 2023*	October 12, 2023	November 2, 2023	$0.02
November 9, 2023	December 14, 2023	January 8, 2024	$0.12
November 9, 2023*	December 14, 2023	January 8, 2024	$0.03
February 8, 2024	March 15, 2024	April 5, 2024	$0.12
February 8, 2024*	March 15, 2024	April 5, 2024	$0.03
April 12, 2024	May 26, 2024	June 14, 2024	$0.12
April 12, 2024*	May 26, 2024	June 14, 2024	$0.03
September 18, 2024	October 16, 2024	November 6, 2024	$0.12
November 6, 2024	December 20, 2024	January 8, 2025	$0.12
March 20, 2025	April 25, 2025	May 16, 2025	$0.12
April 15, 2025	May 24, 2025	June 14, 2025	$0.12
August 7, 2025	September 18, 2025	October 9, 2025	$0.12
August 7, 2025*	September 18, 2025	October 9, 2025	$0.02
November 10, 2025	December 1, 2025	December 12, 2025	$0.12
November 10, 2025*	December 1, 2025	December 12, 2025	$0.02

* Supplemental distribution

The following table reflects for U.S. federal income tax purposes the sources of the cash dividend distributions that the Company has paid on its common stock during the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023:

	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,
	2025		2024		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income and short-term capital gains	$7,499,487	100%	$3,457,199	100%	$8,637,842	100%	$9,065,336	100%
Long-term capital gains	—	—	—	—	—	—	—	—
Total	$7,499,487	100%	$3,457,199	100%	$8,637,842	100%	$9,065,336	100%

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023:

	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,
	2025		2024		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at beginning of period	14,406,244	$205,859,495	14,403,752	$205,852,464	14,391,775	$205,812,251	14,385,810	$205,790,502
Issuance of common shares	—	—	—	—	—	—	—	—
Reinvestments of stockholder distributions	39,855	110,487	2,492	7,031	11,977	40,213	5,965	21,749
Share repurchases	(13,627)	(39,178)	—	—	—	—	—	—
Balance at end of period	14,432,472	$205,930,804	14,406,244	$205,859,495	14,403,752	$205,852,464	14,391,775	$205,812,251

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

On August 7, 2025, the Board authorized a share repurchase program of up to $5 million (the "2025 Stock Repurchase Program") for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, the Company will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. During the twelve months ended December 31, 2025, the Company repurchased 13,627 shares at an average price per share of $2.84. As of December 31, 2025, all repurchased shares have been retired.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$5.39	$5.21	$6.09	$6.50	$6.92	$7.79
Net investment income	0.13	0.22	0.46	0.65	0.62	0.65
Net realized and unrealized gains (losses)	(0.75)	0.20	(0.74)	(0.43)	(0.44)	(0.82)
Net increase (decrease) in net assets resulting from operations	(0.62)	0.42	(0.28)	0.22	0.18	(0.17)
Capital transactions(2)
Share repurchases	—	—	—	—	—	—
Dividends from net investment income	(0.52)	(0.24)	(0.60)	(0.63)	(0.60)	(0.70)
Distributions from net realized gains	—	—	—	—	—	—
Net decrease in net assets resulting from capital transactions	(0.52)	(0.24)	(0.60)	(0.63)	(0.60)	(0.70)

Offering costs	—	—	—	—	—	—
Net asset value, end of period	$4.25	$5.39	$5.21	$6.09	$6.50	$6.92
Market value per share, end of period	$2.70	$3.03	$3.36	$3.62	$4.24	$5.40
Total return based on market value(3)	7.16%	(2.12)%	10.52%	1.65%	(11.29)%	80.93%
Shares outstanding at end of year	14,432,472	14,406,244	14,403,752	14,391,775	14,385,810	13,921,767
Ratio/Supplemental Data:
Net assets, at end of period	$61,326,012	$77,602,130	$75,010,209	$87,700,308	$93,509,392	$96,355,849
Ratio of total expenses to average net assets(6)	21.66%	22.03%	22.29%	19.58%	16.15%	16.93%
Ratio of net expenses to average net assets(6)	21.18%	21.70%	21.83%	19.15%	15.67%	16.58%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(6)	11.24%	10.39%	11.59%	10.11%	7.33%	6.96%
Ratio of net investment income before fee waiver to average net assets(5)(6)	2.13%	7.72%	7.86%	10.03%	8.53%	8.24%
Ratio of net investment income after fee waiver to average net assets(6)	2.60%	8.05%	8.32%	10.46%	9.02%	8.58%
Total Borrowings	$123,900,000	$123,500,000	$108,000,000	$136,900,000	$149,000,000	$167,000,000
Asset Coverage Ratio(4)	1.50	1.63	1.69	1.64	1.63	1.58
Portfolio Turnover Rate	16%	12%	31%	22%	58%	35%

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

Note 13. Other Fee Income

Other fee income includes amendment fees, prepayment fees, structuring fees and other fees. The following table summarizes the Company’s other fee income for the periods ended December 31, 2025, December 31, 2024, June 30, 2024 and June 30, 2023:

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2025	2024	2024	2023
Amendment fees	$—	$6,639	$105,677	$80,186
Prepayment fees	286,907	25,703	179,485	401,125
Other fees	349,719	101,709	363,497	287,306
Total other fee income	$636,626	$134,051	$648,659	$768,617

Note 14. Tax Information

As of December 31, 2025, December 31, 2024 and June 30, 2024, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024	June 30, 2024
Tax cost	$190,879,654	$200,405,331	$204,297,727
Gross unrealized appreciation	11,023,462	15,986,982	9,137,901
Gross unrealized depreciation	(29,244,252)	(24,775,355)	(28,865,596)
Net unrealized investment depreciation	$(18,220,790)	$(8,788,373)	$(19,727,695)

Note 15. Segment Reporting

An operating segment is defined by ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s president and chief executive officer, and the chief financial officer act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering memorandum, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of changes in net assets (i.e. net increase in net assets resulting from operations), which is used by the CODM to make resource allocation decisions for the fund’s single segment and as a key metric in determining the amount of dividends to be distributed to the Company's shareholders, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to December 31, 2025 and through March 30, 2026, the Company invested a total of $0.8 million, which included investments in two existing portfolio companies, and received approximately $13.3 million from the sale and repayment of four positions. As of March 30, 2026, the Company had investments in 34 portfolio companies.

On March 29, 2026, the Company entered into a financing arrangement with ICAP, an affiliate of the Adviser, pursuant to which ICAP will provide a $65.0 million unsecured note bearing interest at a floating rate of SOFR plus 5.50% per annum and maturing on July 1, 2029. The proceeds from this financing will be used to repay in full the Company's outstanding 2026 Notes due April 1, 2026. Following this financing arrangement, the Company believes it will remain in compliance with all applicable asset coverage requirements.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

2029 Notes Indenture

On March 29, 2026, Investcorp Credit Management BDC, Inc. (the “Company”) and Investcorp Capital PLC, an affiliate of the Company’s investment adviser, acting in its capacity as ‘Agent’, entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to Investcorp Capital PLC, acting in its capacity as ‘Purchaser’ (the “Purchaser”).

The 2029 Notes will mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

The Company may redeem the 2029 Notes in whole or in part (1) on or prior to July 1, 2028, (a) if the net proceeds the Company receives from a debt financing or refinancing are used to directly or indirectly redeem the 2029 Notes, at a price equal to par plus an additional amount that would provide holders of the Notes with a minimum cash return of not less than 1.09x of the principal amount of the 2029 Notes (the “Minimum Return”), in which case the redemption price will equal the difference (but not less than zero) of the (i) Minimum Return less (ii) sum of all cash interest payments received by the holders of the 2029 Notes through the calculation date, or (b) if the redemption is not funded from the net proceeds from a debt financing or refinancing, at par plus any accrued and unpaid interest, and (2) after July 1, 2028, at par plus any accrued and unpaid interest. Holders of the 2029 Notes will not have the option to have the 2029 Notes repaid prior to maturity.

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), or any successor provisions, whether or not the Company continues to be subject to such provisions of the Investment Company Act, but giving effect, in either case, to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”) and Section 18(a)(1)(B) as modified by Section 61(a)(2) of the Investment Company Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another business development company and upon which the Company may reasonably rely (or to the Company if the Company determines to seek such similar no-action or other relief). The 2029 Notes Indenture also contains covenants (i) restricting consolidations, mergers, asset transfer, equity and debt transactions, dispositions of portfolio investments having an aggregate fair value of 10% or more of the aggregate fair value of all portfolio investments (“Disposal Transactions”), change of control transactions, and the use of the Company’s and its subsidiaries’ unrestricted cash and cash equivalents to the redemption of the Notes if the Board of Directors of the Company (the “Board”) determines that some or all of such unrestricted cash should be applied in repaying an amount of the Company’s or any of its subsidiaries’ indebtedness, in each case without the prior written consent of holders of greater than 50% in principal amount of the 2029 Notes (the “Required Holders”), and (ii) requiring the Company to consult with the Required Holders prior to commencing discussions or negotiations for any debt or equity transaction, Disposal Transaction, change of control transaction, or declaration or payment of dividends or other distributions. The 2029 Notes Indenture also contains a covenant that prohibits the Company and its subsidiaries from entering into any transaction or arrangement with any affiliate unless such transaction or arrangement is on arm’s length terms, is no less favorable to the Company than those that would be available from a non affiliate in comparable circumstances and is approved by the Board (or any committee thereof) acting reasonably and in good faith.

These covenants are subject to important limitations and exceptions that are set forth in the 2029 Notes Indenture, including that the consent and consultation rights of the Required Holders will terminate upon the Purchaser or its affiliates ceasing to hold greater than 50% in aggregate principal amount of the outstanding Notes. The 2029 Notes Indenture also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, change of control, including if the Company ceases to be managed by its investment adviser or another affiliate, certain cross-defaults under other indebtedness of the Company or its subsidiaries in excess of $25 million, certain events of bankruptcy or insolvency, and an event of default for failure of the 2029 Notes to have an asset coverage of less than 125% pursuant to Sections 18(a)(1)(c)(ii) and 61 of the Investment Company Act as of the last business day of any calendar quarter.

Pursuant to an upfront fee agreement between the Company and the Purchaser, dated March 30, 2026 (the “Fee Letter”), on March 30, 2026 the Company paid a $650,000 cash fee to the Purchaser in connection with the issuance and sale of the 2029 Notes.

The Company used the net proceeds from the issuance and sale of the 2029 Notes to fully repay its existing 4.875% Notes due 2026.

The foregoing description of the 2029 Notes Indenture and the Fee Letter do not purport to be complete and are qualified in their entirety by reference to the full text of the 2029 Notes Indenture and Fee Letter, filed as exhibits 10.30 and 10.31, respectively, to this Annual Report on Form 10-K.

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

Name	Year of Birth	Position(s) Held with Company	Terms of Office and Length of Time Served
Interested Director
Michael C. Mauer	1961	Chairman of the Board	Director since 2013; Term expires 2028
Suhail A. Shaikh	1968	President, Chief Executive Officer and Director	Director since 2023; Term expires in 2027
Independent Director
Julie Persily	1965	Director	Director since 2013; Term expires 2026
Lee Shaiman	1956	Director	Director since 2020; Term expires 2026
Thomas Sullivan	1962	Director	Director since 2019; Term expires 2027

Executive Officer Who Is Not a Director
Robert Andrew Muns	1973	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	Officer since 2025

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

Independent Directors

Julie Persily has served as a member of the Board and chair of the Compensation Committee of the Board since 2013. Since September 2019, Ms. Persily has served as chair of the Valuation Committee of the Board. Ms. Persily has also served as a director/trustee of Investcorp US Private Credit BDC II, a private BDC, since June 2023; StepStone Private Credit Fund LLC, a private company that has elected to be regulated as a BDC, since 2023; Runway Growth Credit Fund Inc. (NASDAQ: RWAY), a publicly traded company that has elected to be regulated as a BDC, since 2016; and SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company, since April 2018. Ms. Persily retired in 2011 after serving as the Co-Head of Leveraged Finance and Capital Markets of Nomura Securities North America, a unit of Nomura Holdings Inc. (NYSE: NMR), a securities and investment banking company, since July 2010. Ms. Persily previously served in various capacities at Citigroup Inc. (NYSE: C), a financial services company, including as the Co-Head of the Leveraged Finance Group from December 2006 to November 2008, the Head of Acquisition Finance Group from December 2001 to November 2006 and as Managing Director from July 1999 to November 2001. From 1990 to 1999, Ms. Persily served in various capacities including as a Managing Director, Leveraged Finance at BT Securities Corp., a financial services company and a subsidiary of Bankers Trust Corp., which was acquired by Deutsche Bank in April 1999. From 1987 to 1989, Ms. Persily served as an analyst at Drexel Burnham Lambert, a securities and investment banking company. Ms. Persily received a B.A. in psychology and economics from Columbia College and a M.B.A in financing and accounting from Columbia Business School. We believe Ms. Persily’s extensive experience with structuring, negotiating and marketing senior loans, high yield and mezzanine financings brings important and valuable skills to the Board.

Lee Shaiman has served as a member of the Board and chair of the Audit Committee of the Board since May 7, 2020, and as a trustee and chair of the audit committee of the board of trustees for Investcorp US Private Credit BDC II, a private BDC, since September 2025. Mr. Shaiman served as Executive Director of the Loan Syndications and Trading Association (“LSTA”) from January 2018 until his retirement in May 2024. Prior to joining the LSTA, Mr. Shaiman was the Chief Investment Officer and Portfolio Manager for the liquid-credit business at ArrowMark Colorado Holdings, LLC, where he led an investment team focused on investing in senior secured loans, held primarily in collateralized loan obligation vehicles. Prior to joining ArrowMark, Mr. Shaiman was a Managing Director and Senior Portfolio Manager and Chairman of the Debt Funds investment committee at Blackstone Credit (formerly, GSO Capital Partners). He was directly involved in all aspects of managing, structuring and raising funds primarily invested in senior secured loans. Since August 2024, Mr. Shaiman has also served as a director of certain open-end funds and closed-end funds of the Credit Suisse U.S. mutual fund complex. Mr. Shaiman received a Bachelor of Science in Economics from Rutgers University and a Master of Science in Accounting and Taxation from The Wharton School, University of Pennsylvania. We believe Mr. Shaiman’s extensive experience with financial institutions and his knowledge of capital markets, accounting and public company regulatory issues brings important and valuable skills to the Board.

Thomas Sullivan has served as a member of the Board since September 15, 2019. Since November 2019, Mr. Sullivan has served as chair of the Nominating and Corporate Governance Committee of the Board. Mr. Sullivan has also served as a trustee of Investcorp US Private Credit BDC II, a private BDC, since September 2025. Mr. Sullivan has served as a partner of SG Special Situations Fund L.P., whose investment manager is Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, from June 2016 to October 2024 where he was responsible for portfolio management. Prior to joining Standard General L.P., Mr. Sullivan was the managing partner of Smallwood Partners, LLC, a financial advisory services firm from 2009 to 2015 and a managing director of Investcorp International, Inc., a global middle market private equity firm from 1996 to 2008. Mr. Sullivan has served on numerous boards and committees over the prior twenty-five years. Mr. Sullivan served on the board of directors and as the chairman of the compensation committee of Spirit Realty Capital, Inc., a Maryland corporation from 2021 to February 2024. Mr. Sullivan also serves on the board of trustees of SMTA Liquidating Trust (successor to Spirit MTA REIT), a Maryland common law trust. Mr. Sullivan served as the chairman of the board of directors of NewHold Investment Corp., and as a member of its nominating committee, from July 2020 to July 2021. Mr. Sullivan served as the chairman of NewHold Investment Corp. II, and as chairman of its nominating committee from September 2021 to April 2023. Mr. Sullivan serves as the chairman of NewHold Investment Corp. III, and as chairman of its nominating committee since February 2025. Prior to its dissolution on January 1, 2020 and the establishment of SMTA Liquidating Trust, Mr. Sullivan served on the board of trustees of Spirit MTA REIT, an externally managed, publicly traded REIT, and was chair of its compensation committee and a member of its audit committee and related party transactions committee. Mr. Sullivan also served as the chairman of the board of directors of Totes Isotoner Corporation, a private company, and was chairman of its compensation committee from 2020 to June 2024. Mr. Sullivan served as a member of the board of directors, including as a member of the audit committee, finance committee and budget advisory committee, of Media General Inc. from November 2013 to February 2017. Additionally, Mr. Sullivan served as a member of the board of directors, lead director of the suitability committee and chairperson of the nominating and governance committee of American Apparel Inc. from August 2014 to March 2016. Mr. Sullivan received a Bachelor of Science in Accountancy from Villanova University. We believe Mr. Sullivan’s extensive experience with financial institutions and his knowledge of capital markets and structured financing brings important and valuable skills to the Board.

Interested Directors

Michael C. Mauer has served as Vice Chairman of Private Credit at Investcorp since May 2024 and has served as Chairman of the Board and as a member of the Adviser’s investment committee since 2013. From 2013 to May 2024, Mr. Mauer served as Chief Executive Officer of the Company and as Co-Chief Investment Officer of the Adviser. Mr. Mauer has also served as a trustee and chairman of the board of trustees of Investcorp US Private Credit BDC II, a private BDC, since June 2023. Mr. Mauer served as a Senior Managing Director and head of the leveraged loan effort at Cyrus Capital Partners, L.P. (“Cyrus Capital”) from September 2011 to February 2014. From July 2009 to September 2010, Mr. Mauer worked for Icahn Capital where he was a Senior Managing Director and a member of the investment team. In addition, he was in charge of the firm’s Marketing and Investor Relations. Prior to that, Mr. Mauer was a Managing Director at Citigroup Inc. (NYSE: C), a financial services company, from 2001 to 2009. During that time, he led several businesses including Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution. In addition, during this period he was a senior member of Citigroup Inc.’s credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. From 1988 to 2001, Mr. Mauer held several positions at JPMorgan including Head of North American Investment Grade and Leverage Loan Syndicate, Sales and Trading businesses. Mr. Mauer began his career in 1982 at Price Waterhouse & Co., where he was a Senior Accountant and a C.P.A. Mr. Mauer received a B.S. from the University of Scranton and an M.B.A. from Columbia University. We believe Mr. Mauer’s extensive investing, finance, and restructuring experience bring important and valuable skills to the Board.

Suhail A. Shaikh has served as Chief Executive Officer of the Company and Chief Investment Officer of the Adviser since May 2024, as President of the Company and member of the Adviser’s investment committee since February 2023 and as a member of the Board since September 2023. Mr. Shaikh also serves as a trustee, Chief Executive Officer and President of Investcorp US Private Credit BDC II, a private BDC, since September 2025. Mr. Shaikh has also served on the College Board of Advisors of Middlebury College since July 2025. Prior to joining Investcorp, Mr. Shaikh served as the Head of U.S. Private Credit for Alcentra Group. Mr. Shaikh also served as Vice Chair of the Global Private Credit Investment Committee and was a Board member of Alcentra NY, LLC, external manager to funds managed by Alcentra Group. Mr. Shaikh also served as a member of Alcentra’s management committee. Mr. Shaikh was the Chief Executive Officer and Co-President of Alcentra Capital Corporation, a publicly listed business development company managed by Alcentra NY, LLC, and served on its Board of Directors. Prior to joining Alcentra, Mr. Shaikh was a senior investment professional with Solar Capital Partners LLC. Prior to being a private credit investor, Mr. Shaikh was in investment banking for over fifteen years as a leveraged finance specialist and financial sponsor banker at Bank of America Merrill Lynch, CIBC World Markets and JPMorgan & Co. He began his career as an investment analyst at Bankers Trust. Mr. Shaikh earned an M.B.A. from The Wharton School with a concentration in Finance and graduated with an A.B. in Computer Science and Economics from Middlebury College. We believe Mr. Shaikh’s extensive experience in investing, finance, and management bring important and valuable skills to the Board.

Executive Officer Who Is Not a Director

Robert Andrew Muns has served as our Chief Operating Officer since March 2025, Chief Financial Officer since July 2025, and Treasurer and Secretary since October 2025. Mr. Muns has also served as Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Investcorp US Private Credit BDC II, a private BDC, since September 2025. Mr. Muns also serves on CM Investment Partners LLC’s investment committee. Mr. Muns joined Investcorp in 2019 as part of the acquisition of CM Investment Partners LLC, serving as a Managing Director at CM Investment Partners LLC and a joint employee of both CM Investment Partners LLC and Stifel, where he co-founded the Credit Investments Group and served as its Head of Credit. He joined Stifel in 2012 from Cantor Fitzgerald, where he was a Managing Director on the Special Situations and Leveraged Loans Desk. Mr. Muns holds an M.B.A. from Columbia Business School and a B.A. in Mathematics from Northwestern University.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of our proxy statement for our 2025 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Compensation of Chief Executive Officer and Other Executive Officers

Currently, none of our executive officers are compensated by us. We currently have no employees, and each of our executive officers is also an employee of our Adviser. Mr. Mauer has a direct ownership and financial interest in and may receive compensation and/or profit distributions from the Adviser. Mr. Shaikh also has a financial interest in and may receive compensation from the Adviser. None of Mr. Mauer or Mr. Shaikh receives any direct compensation from us. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Robert Andrew Muns, our Chief Financial Officer, is paid by the Adviser, as our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by Mr. Muns to us. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

Compensation of Directors

The following table shows information regarding the compensation received by our independent directors in office for the twelve months ended December 31, 2025. No compensation is paid to directors who are “interested persons” for their service as directors.

Name	Aggregate Cash Compensation from Investcorp Credit Management BDC, Inc.(1)	Total Compensation from Fund Complex(1)(2)
Independent Directors
Julie Persily	$102,500	$111,473
Lee Shaiman	$105,000	$113,973
Thomas Sullivan	$100,000	$108,973

(1)
For a discussion of the independent directors’ compensation, see below. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)
This fund complex includes Investcorp US Private Credit BDC II.

The independent directors receive an annual fee of $75,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular Board meeting and each special telephonic Board meeting. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chair of the Audit Committee receives an additional annual fee of $7,500. The chairs of the Valuation Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500, $2,500 and $2,500, respectively. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons” for their service as directors.

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

The Compensation Committee met one time during the twelve months ended December 31, 2025.

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

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 20, 2026, the beneficial ownership of each current director, each nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 20, 2026, are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 14,432,472 shares of common stock outstanding as of March 20, 2026.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class(1)
Interested Directors
Michael C. Mauer	143,515	(2)	*
Suhail A. Shaikh	7,000		*
Independent Directors
Julie Persily	37,604		*
Thomas Sullivan	10,000		*
Lee Shaiman	1,000		*
Executive Officer
Robert Andrew Muns	—		*
Executive officers and directors as a group	199,119		1.38%
5% Holders
Stifel Venture Corp.	2,444,939	(3)	16.94%
Investcorp BDC Holdings Limited	3,582,354	(4)	24.82%
Phillip Goldstein	779,201	(5)	5.40%

* Less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table.
(2)
Includes one share held by Mr. Mauer’s wife.
(3)
Based on information obtained from The Depository Trust Company Security Position Report as of March 20, 2026.
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
(5)
Based on information disclosed in the Schedule 13G filed by Bulldog Investors, LLP, Messrs. Phillip Goldstein and Andrew Dakos on February 13, 2026. Mr. Goldstein has sole voting power and sole dispositive power over 35,458 shares; he has shared voting and dispositive power over 743,743 shares. Additionally, clients of Bulldog Investors, LLP, and other accounts for which Messrs. Dakos and Goldstein are deemed to be the beneficial owners, are entitled to receive dividends and sales proceeds. The address of their principal place of business and principal office is 250 Pehle Ave. Suite 708, Saddle Brook, NJ, 07663.

The following table sets forth as of March 20, 2026, the dollar range of our securities owned by our directors and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors:
Michael C. Mauer	Over $100,000
Suhail A. Shaikh	$10,001-$50,000
Independent Directors:
Julie Persily	$50,001-$100,000
Thomas Sullivan	$10,001-$50,000
Lee Shaiman	$1–$10,000
Executive Officer:
Robert Andrew Muns	None

(1)
The dollar range of equity securities beneficially owned is based on the closing price for our common stock of $1.71 on March 20, 2026, on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
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

Item 14. Principal Accountant Fees and Services

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the twelve months ended December 31, 2025 and the six months ended December 31, 2024 and RSM US LLP (“RSM”) served as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2024 and June 30, 2023. KPMG and RSM have advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table presents fees for professional services rendered by KPMG for the fiscal year ended December 31, 2025, KPMG and RSM for the six months ended December 31, 2024 and by RSM for the fiscal years ended June 30, 2024 and 2023. Aggregate audit and tax fees in the table below consist of fees billed and paid:

	Fiscal Year Ended December 31, 2025	Six Months Ended December 31, 2024	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023
Audit fees	$506,750	$594,575	$416,125	$326,308
Audit-related fees	—	—	—	—
Tax fees	141,272	18,900	19,500	19,500
All other fees	—	—	—	—
Total Fees	$648,022	$613,475	$435,625	$345,808

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
Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(4)

3.3	Bylaws(1)

4.1	Form of Stock Certificate(1)

4.2	Base Indenture, dated July 2, 2018, by and between Registrant and U.S. Bank National Association(2)

4.3	Description of Securities(16)

4.4	Second Supplemental Indenture, dated March 31, 2021, by and between Registrant and U.S. Bank National Association, relating to the 4.875% Notes due 2026(11)

4.6	Form of Global Note with respect to the 4.875% Notes due 2026(11)

10.1	Investment Advisory Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.2	Administration Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.3	Form of Dividend Reinvestment Plan(5)

10.4	Custody Agreement, dated August 31, 2017, by and between Registrant and U.S. Bank National Association(6)

10.5	Trademark License Agreement, dated August 30, 2019, by and between Registrant and CM Investment Partners LLC(4)

10.6	Form of Indemnification Agreement, by and between Registrant and the Directors(1)

10.7	Registration Rights Agreement, dated December 17, 2013, by and between Registrant and certain stockholders(5)

10.8	Amended and Restated Collateral Management Agreement, dated February 28, 2017, by and among CM SPV and CM Investment Partners LLC(7)

10.9	Contribution Agreement, dated June 21, 2019, by and between Registrant and CM SPV(7)

10.10	Total Return Swap Transaction Confirmation Letter Agreement, dated June 21, 2019, by and between UBS and Registrant regarding the Class A-R Notes(7)

10.11	Global Master Repurchase Agreement (the “GMRA”), dated June 11, 2019, by and between UBS and Registrant(7)

10.12	Class A-2 Notes Subscription Agreement, dated June 21, 2019, by and between CM SPV and CM Finance Inc.(7)

10.13	Class A-2 Notes Placement Agency Agreement, dated June 21, 2019, by and between CM SPV and UBS Securities LLC(7)

10.14	Second Amended and Restated Revolving Credit Note Agreement, dated June 21, 2019, by and among CM SPV and U.S. Bank National Association(7)

10.15	Stock Purchase and Transaction Agreement, dated June 26, 2019, by and between Registrant and Investcorp BDC Holdings Limited(8)

10.16	Mutual Purchase Agreement Waiver and Agreement, dated August 28, 2019, by and between the Company and Investcorp BDC Holdings Limited(4)

10.17	Second Mutual Purchase Agreement Waiver and Agreement, dated March 9, 2020, by and between the Company and Investcorp BDC Holdings Limited(9)

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

10.29	Commitment Letter, dated November 10, 2025, by and between Investcorp Capital plc, as lender, and Investcorp Credit Management BDC, Inc., as borrower(18)
10.30	Indenture, dated as of March 29, 2026, between Investcorp Credit Management BDC, Inc. and Investcorp Capital PLC*
10.31	Upfront Fee Letter, dated as of March 30, 2026, between Investcorp Credit Management BDC, Inc. and Investcorp Capital PLC*
14.1	Code of Ethics of Registrant(1)

19.1	Statement of Policy on Insider Trading(16)
21.1	Subsidiaries of Registrant: CM Finance SPV Ltd. (Cayman) Investcorp Credit Management BDC SPV, LLC (Delaware)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Clawback Policy(16)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(16)
Incorporated by reference to Registrant’s Form 10-K (File No. 814-01054), filed with the SEC on September 25, 2024.
(17)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on November 20, 2024.
(18)
Incorporated by reference to the Registrant’s Form 10-Q (File No. 814-01054), filed on November 12, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP CREDIT MANAGEMENT BDC, INC.

Date: March 30, 2026	/s/ Suhail A. Shaikh
Suhail A. Shaikh Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2026	/s/ Robert Andrew Muns
Robert Andrew Muns Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2026	/s/ Suhail A. Shaikh

Suhail A. Shaikh Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2026	/s/ Robert Andrew Muns

Robert Andrew Muns Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 30, 2026	/s/ Michael C. Mauer

Michael C. Mauer Chairman of the Board of Directors

Date: March 30, 2026	/s/ Julie Persily

Julie Persily Director

Date: March 30, 2026	/s/ Lee M. Shaiman

Lee M. Shaiman Director

Date: March 30, 2026	/s/ Thomas Sullivan

Thomas Sullivan Director