Form 10-Q
period 2026-03-31
Investcorp Credit Management BDC, Inc.
filed 2026-05-13
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 12, 2026 was 14,432,472.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	10
	Notes to the Unaudited Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		53

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $164,423,388 and $177,110,265, respectively)	$140,007,640	$159,985,717
Affiliated investments, at fair value (amortized cost of $13,620,895 and $13,340,494, respectively)	11,411,667	12,673,145
Total investments, at fair value (amortized cost of $178,044,283 and $190,450,759, respectively)	151,419,307	172,658,862
Cash and cash equivalents	2,739,918	4,582,403
Restricted cash and cash equivalents	8,831,004	10,416,042
Principal receivable	83,087	55,377
Interest receivable	937,415	808,703
Payment-in-kind interest receivable	150,606	190,790
Prepaid expenses and other assets	397,282	124,928
Total Assets	$164,558,619	$188,837,105
Liabilities
Debt:
Revolving credit facility	$44,900,000	$58,900,000
2029 Notes payable	65,000,000	—
2026 Notes payable	—	65,000,000
Deferred debt issuance costs	(848,479)	(754,121)
Unamortized discount	(940,301)	(17,778)
Debt, net	108,111,220	123,128,101
Interest payable	897,826	1,887,457
Base management fees payable	1,146,794	786,986
Income-based incentive fees payable	351,571	351,571
Deferred income liability	364,353	440,084
Directors' fees payable	79,952	—
Accrued expenses and other liabilities	909,553	916,894
Total Liabilities	111,861,269	127,511,093
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,432,472 and 14,432,472 shares issued and outstanding, respectively)	14,432	14,432
Additional paid-in capital	203,128,982	203,128,982
Distributable earnings (loss)	(150,446,064)	(141,817,402)
Total Net Assets	52,697,350	61,326,012
Total Liabilities and Net Assets	$164,558,619	$188,837,105
Net Asset Value Per Share	$3.65	$4.25

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended March 31,
	2026	2025
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$3,037,427	$3,488,202
Non-controlled, affiliated investments	13,129	14,978
Total interest income	3,050,556	3,503,180
Payment in-kind interest income
Non-controlled, non-affiliated investments	179,435	419,888
Non-controlled, affiliated investments	185,954	21,380
Total payment-in-kind interest income	365,389	441,268
Dividend income
Non-controlled, non-affiliated investments	61,659	81,607
Non-controlled, affiliated investments	—	—
Total dividend income	61,659	81,607
Payment in-kind dividend income
Non-controlled, non-affiliated investments	—	221,685
Non-controlled, affiliated investments	—	—
Total payment-in-kind dividend income	—	221,685
Other fee income
Non-controlled, non-affiliated investments	73,372	121,024
Non-controlled, affiliated investments	—	—
Total other fee income	73,372	121,024
Other income	575	—
Total investment income	3,551,551	4,368,764
Expenses:
Interest expense	1,690,014	1,831,967
Base management fees	815,591	848,036
Income-based incentive fees	—	—
Professional fees	385,447	341,283
Allocation of administrative costs from Adviser	253,433	254,023
Amortization of deferred debt issuance costs	153,824	153,824
Amortization of original issue discount - 2026 Notes	17,777	17,777
Insurance expense	104,681	120,502
Directors' fees	79,952	76,500
Custodian and administrator fees	73,356	74,237
Other expenses	106,884	40,173
Total expenses	3,680,959	3,758,322
Waiver of base management fees	(455,783)	(74,143)
Waiver of income-based incentive fees	—	—
Net expenses	3,225,176	3,684,179
Net investment income before taxes	326,375	684,585
Income tax expense, including excise tax expense	141,293	81,059
Net investment income after taxes	185,082	603,526
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	19,335	(1,627,282)
Non-controlled, affiliated investments	—	—
Net realized gain (loss) from investments	19,335	(1,627,282)
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(7,291,200)	3,379,849
Non-controlled, affiliated investments	(1,541,879)	(149,801)
Net change in unrealized appreciation (depreciation) on investments	(8,833,079)	3,230,048
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(8,813,744)	1,602,766
Net increase (decrease) in net assets resulting from operations	$(8,628,662)	$2,206,292
Basic and diluted:
Earnings per share	$(0.60)	$0.15
Weighted average shares of common stock outstanding	14,432,472	14,412,994
Distributions paid per common share	$—	$0.12

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For The Three Months Ended March 31,
	2026	2025
Net assets at beginning of period	$61,326,012	$77,602,130
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	185,082	603,526
Net realized gain (loss) from investments	19,335	(1,627,282)
Net change in unrealized appreciation (depreciation) on investments	(8,833,079)	3,230,048
Net increase (decrease) in net assets resulting from operations	(8,628,662)	2,206,292
Stockholder distributions:
Distributions from net investment income	—	(1,729,684)
Distributions from capital gains	—	—
Net decrease in net assets resulting from stockholder distributions	—	(1,729,684)
Capital transactions:
Reinvestments of stockholder distributions	—	22,715
Net increase (decrease) in net assets resulting from capital transactions	—	22,715
Net increase (decrease) in net assets	(8,628,662)	499,323
Net assets at end of period	$52,697,350	$78,101,453

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(8,628,662)	$2,206,292
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(784,273)	(5,612,192)
Payment in-kind interest and dividends	(405,572)	(666,155)
Sales and repayments of investments	14,025,422	7,340,189
Net realized (gain) loss on investments	(19,335)	1,627,282
Net change in unrealized appreciation/depreciation on investments	8,833,079	(3,230,048)
Amortization of discount/premium on investments	(409,766)	(289,989)
Amortization of deferred debt issuance costs	153,824	153,824
Amortization of original issue discount	(922,523)	17,778
Net (increase) decrease in operating assets:
Principal receivable	(27,710)	720,855
Interest receivable	(128,712)	508,793
Payment-in-kind interest receivable	40,184	3,202
Long-term receivable	—	489,365
Short-term receivable	—	(367,561)
Prepaid expenses and other assets	(272,354)	(393,083)
Net increase (decrease) in operating liabilities:
Interest payable	(989,631)	729,233
Base management fees payable	359,808	773,893
Income-based incentive fees payable	—	—
Deferred income liability	(75,731)	674,011
Directors fees payable	79,952	(4,823)
Accrued expenses and other liabilities	(7,341)	410,727
Net cash (used in) provided by operating activities	10,820,659	5,091,593
Cash Flows from Financing Activities:
Payments for deferred financing costs	(248,182)	—
Distributions to stockholders	—	(1,706,034)
Proceeds from borrowing on revolving financing facility	—	500,000
Repayments of borrowing on revolving financing facility	(14,000,000)	(3,000,000)
Proceeds from 2029 Notes payable	65,000,000	—
Repayments of borrowing on 2026 Notes payable	(65,000,000)	—
Net cash (used in) provided by financing activities	(14,248,182)	(4,206,034)
Net change in cash and cash equivalents	(3,427,523)	885,559
Cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	14,998,445	12,104,547
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$11,570,922	$12,990,106
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$2,679,644	$1,102,733
Cash paid for taxes	$425,244	$6,059
Issuance of shares pursuant to Dividend Reinvestment Plan	$—	$22,715
Non-cash purchase of investments	$—	$(10,453,723)
Non-cash sale of investments	$—	$10,453,723

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$2,739,918	$2,333,328
Restricted cash and cash equivalents	8,831,004	10,656,778
Cash and cash equivalents and restricted cash and cash equivalents	$11,570,922	$12,990,106

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

March 31, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	876,340	$876,340	$714,655	1.36%	(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	941,505	1.79%	(7)
Total Automobile Components					1,993,193	1,656,160
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,439,470	2,439,470	2,439,470	4.63%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,149,579	1,149,579	1,149,579	2.18%	(4)(5)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,403,750	5,383,364	5,437,523	10.32%	(3)(8)
Total Commercial Services & Supplies					8,972,413	9,026,572
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,313,657	4,280,236	3,957,780	7.51%	(4)(8)
Total Construction & Engineering					4,280,236	3,957,780
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	278,237	279,943	278,237	0.53%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,855,708	5,970,497	11.33%	(8)
Total Containers & Packaging					6,135,651	6,248,734
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	4,861,593	4,826,741	4,788,669	9.09%	(8)
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	1,492,500	1,496,327	1,470,113	2.79%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,426,751	2.71%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,065,572	7,032,848	7,012,581	13.31%	(8)
Total Diversified Consumer Services					14,830,594	14,698,114
Food Products
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,869,697	7,670,730	6,502,338	12.34%	(3)(8)
Total Food Products					7,670,730	6,502,338
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 2.50% + 5.00% PIK (1.00% Floor)		10/15/2026	7,672,504	7,444,690	5,403,688	10.25%	(4)(7)(8)
Total Household Durables					7,444,690	5,403,688

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	$6,930,519	$6,914,006	$6,930,519	13.15%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/27/2029	3,483,333	3,405,607	3,370,125	6.40%	(8)
Total Insurance					10,319,613	10,300,644
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,486,111	5,407,738	5,390,104	10.23%	(5)(8)
Total Interactive Media & Services					5,407,738	5,390,104
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,287,767	7,178,229	7,251,330	13.76%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,172,262	4,116,609	4,172,262	7.92%	(5)(8)
Accelevation, LLC - Revolver	1M S + 4.50% (0.75% Floor)		1/2/2031	282,051	271,544	282,051	0.54%	(5)
Total IT Services					11,566,382	11,705,643
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,962,500	2,950,923	2,940,281	5.58%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.68%		4/27/2028	11,512,778	8,208,723	9,296,568	17.64%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,626,923	9,598,556	8,380,237	15.89%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,073,402	1,073,402	934,396	1.77%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	652,875	1.24%
Total Professional Services					22,581,604	22,204,357
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,825,100	1,825,100	1,774,910	3.37%	(4)(8)
Total Software					1,825,100	1,774,910
Specialty Retail
ALCV Purchaser, Inc. Term Loan	1M S + 6.75% (1.00% Floor)		4/15/2026	4,650,000	4,649,256	4,650,000	8.82%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,930,000	6,882,482	6,886,688	13.07%	(3)(8)
Total Specialty Retail					11,531,738	11,536,688
Trading Companies & Distributors
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,647,500	8,647,500	8,517,788	16.16%	(8)
Total Trading Companies & Distributors					8,647,500	8,517,788
Total Senior Secured First Lien Debt Investments					123,207,182	118,923,520	225.67%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(12)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	6,333	0.01%	(6)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		3,114,557	46,169	74,749	0.15%	(6)
Total Automobile Components					14,382,960	81,082
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	7,983,422	15.15%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	7,983,422
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,934,414	9.36%	(6)
Total Containers & Packaging					1,708,942	4,934,414
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	1,499	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	105,779	0.20%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	171,544	0.33%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	278,822
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	—	—%	(6)
Total Health Care Providers & Services					4,000,000	—
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	2,160,765	4.11%	(7)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	89,515	0.17%	(6)
Total IT Services					8,929,795	2,250,280
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	406,000	0.77%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	845,000	1.60%	(6)(13)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	111,765	0.21%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	206,165	0.39%	(6)
Total Professional Services					1,874,011	1,568,930
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,861,628	5.43%	(6)
Total Software					2,744,209	2,861,628
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest**		2/28/2022		9	$808,717	$1,125,542	2.14%	(6)(13)
Total Trading Companies & Distributors					808,717	1,125,542
Total Equity, Warrants and Other Investments					41,216,206	21,084,120	40.01%
Total Non-Controlled/Non-Affiliated Investments					$164,423,388	$140,007,640	265.68%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (14)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,079,053	2,079,053	1,928,321	3.66%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,079,053	2,079,053	1,886,740	3.58%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan C	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	79,145	79,145	79,145	0.15%	(4)(8)(11)
Total Consumer Staples Distribution & Retail					4,237,251	3,894,206
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,277,032	2,210,256	2,157,488	4.09%	(4)(5)(8)(10)
Total Entertainment					2,210,256	2,157,488
Total Senior Secured First Lien Debt Investments					6,447,507	6,051,694	11.48%
Equity, Warrants and Other Investments(12)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	778,111	1.48%	(6)(8)
Total Consumer Staples Distribution & Retail					2,204,980	778,111
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	4,581,862	8.69%	(6)(8)
Total Entertainment					4,968,408	4,581,862
Total Equity, Warrants and Other Investments					7,173,388	5,359,973	10.17%
Total Non-Controlled/Affiliated Investments					$13,620,895	$11,411,667	21.66%
Total Investments					$178,044,283	$151,419,307	287.34%

* All investments of the Investcorp Credit Management BDC, Inc. (the "Company") are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 13 of the Consolidated Schedule of Investments as of March 31, 2026 for additional information on our restricted securities.
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
(11)
The Credit Agreement establishes the New Term Loan C as having priority with regard to principal and interest payments over the Term Loans A and B. Separately, The Company has entered into an Agreement Among Lenders that entitles the Company's investment in the Term Loan A to receive priority over its investment in the Term Loan B, but not the Term Loan C, with respect to payments of principal, interest, and other amounts due.

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

March 31, 2026

(12)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $26,444,093 at fair value and represented 50.18% of the Company’s net assets.
(13)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2026, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the three months ended March 31, 2026 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2025 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor)	$1,867,369	$65,717	$—	$—	$(4,765)	$1,928,321	$63,983
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor)	1,827,102	65,717	—	—	(6,079)	1,886,740	63,983
	Senior Secured First Lien Debt - T/L-C (3M S + 8.50% PIK (1.00% Floor)	—	79,145	—	—	—	79,145	—
	Class A Units(e)	928,035	—	—	—	(149,924)	778,111	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor)	2,125,975	69,822	—	—	(38,309)	2,157,488	71,117
	Common Stock(e)	5,924,664	—	—	—	(1,342,802)	4,581,862	—
		$12,673,145	$280,401	$—	$—	$(1,541,879)	$11,411,667	$199,083

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
(e)
Investment is non-income producing.

P — Prime Rate (6.75% as of March 31, 2026)

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.66% as of March 31, 2026)

3M S — 3-month SOFR (3.68% as of March 31, 2026)

6M S — 6-month SOFR (3.70% as of March 31, 2026)

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	4,910,586	$4,890,122	$4,922,862	8.03%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	6,948,103	6,930,071	6,948,103	11.33%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/27/2029	3,529,167	3,445,912	3,440,937	5.61%	(8)
Total Insurance					15,266,105	15,311,902
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,500,000	5,418,213	5,445,000	8.88%	(5)(8)
Total Interactive Media & Services					5,418,213	5,445,000
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,304,176	7,188,058	7,285,916	11.88%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,182,767	4,124,781	4,182,767	6.82%	(5)(8)
Accelevation, LLC - Revolver	1M S + 4.50% (0.75% Floor)		1/2/2031	141,026	130,073	141,026	0.23%	(5)
Total IT Services					11,442,912	11,609,709
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,970,000	2,957,952	2,970,000	4.84%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.68%		4/27/2028	11,523,913	7,936,181	10,054,614	16.40%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,651,923	9,618,129	8,831,510	14.40%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,076,113	1,076,112	984,643	1.61%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	686,250	1.12%
Total Professional Services					22,338,374	23,527,017
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,802,568	1,802,568	1,793,555	2.92%	(4)(8)
Total Software					1,802,568	1,793,555
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,700,000	4,694,821	4,700,000	7.66%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,947,500	6,898,503	6,834,603	11.14%	(3)(8)
Total Specialty Retail					11,593,324	11,534,603
Trading Companies & Distributors
PVI Holdings, Inc. Term Loan - Last Out	3M S + 5.05% (1.00% Floor)		1/18/2028	3,870,000	3,853,119	3,870,000	6.31%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,670,000	8,670,000	8,518,275	13.89%	(8)
Total Trading Companies & Distributors					12,523,119	12,388,275
Total Senior Secured First Lien Debt Investments					135,894,059	133,620,340	217.89%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	8,092	0.01%	(6)(15)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		2,989,254	46,169	75,644	0.12%	(6)(15)
Total Automobile Components					14,382,960	83,736
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	4,670,813	7.62%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	4,670,813
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,949,021	8.07%	(6)
Total Containers & Packaging					1,708,942	4,949,021
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	1,499	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	58,830	0.10%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	95,422	0.16%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	155,751
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	7,000,000	11.41%	(6)
Total Health Care Providers & Services					4,000,000	7,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	4,148,090	6.76%	(7)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	94,581	0.15%	(6)
Total IT Services					8,929,795	4,242,671
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	348,000	0.57%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	825,000	1.35%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	117,480	0.19%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	216,707	0.35%	(6)
Total Professional Services					1,874,011	1,507,187
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,636,600	4.30%	(6)
Total Software					2,744,209	2,636,600
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,119,598	1.83%	(6)(14)
Total Trading Companies & Distributors					808,717	1,119,598
Total Equity, Warrants and Other Investments					41,216,206	26,365,377	42.99%
Total Non-Controlled/Non-Affiliated Investments					$177,110,265	$159,985,717	260.88%

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

Transactions related to investment in non-controlled “Affiliated Investments” for the twelve months ended December 31, 2025 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor)	$—	$2,013,336	$—	$—	$(145,967)	$1,867,369	$193,936
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor)	—	2,013,336	—	—	(186,234)	1,827,102	193,936
	Class A Units(e)	—	2,204,980	—	—	(1,276,945)	928,035	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor)	—	2,133,984	—	—	(8,009)	2,125,975	273,917.00
	Common Stock(e)	—	4,504,410	—	—	1,420,254	5,924,664	—
		$—	$12,870,046	$—	$—	$(196,901)	$12,673,145	$661,789

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

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.69% as of December 31, 2025

3M S — 3-month SOFR (3.65% as of December 31, 2025)

6M S — 6-month SOFR (3.57% as of December 31, 2025)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

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

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans, unitranche and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States. As of March 31, 2026, the Company did not hold any non-qualifying assets in its portfolio.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At March 31, 2026 and December 31, 2025, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. All values are stated in U.S. dollars, unless noted otherwise. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, and commitment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three months ended March 31, 2026, $49,928 of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three months ended March 31, 2025, $25,600 of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Management reviews all debt investments that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a debt investment is placed on non-accrual status. However, capitalized payment-in-kind (“PIK”) interest will not be reversed when a debt investment is placed on non-accrual status. Interest payments received on non-accrual debt investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the debt investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.09% of the Company’s portfolio at fair value. As of December 31, 2025, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.93% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $365,389 during the three months ended March 31, 2026. The Company earned PIK interest of $441,268 during the three months ended March 31, 2025.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three months ended March 31, 2026. The Company earned PIK dividends of $221,685 during the three months ended March 31, 2025.

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

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of March 31, 2026 or December 31, 2025.

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At March 31, 2026 and March 31, 2025, the Company had no Taxable Subsidiaries. The Company incurred excise tax expenses (benefits), which are included in the provision for tax expense (benefit), of $141,293 for the three months ended March 31, 2026 and $81,059 for the three months ended March 31, 2025.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three months ended March 31, 2026, no distributions were recorded by the Company. During the three months ended March 31, 2025, the Company recorded distributions of $1.7 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

b. Investments

The composition of the Company’s investments as of March 31, 2026 by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$129,654,689	72.82%	$124,975,214	82.54%
Unsecured Debt Investments	—	—%	—	—%
Equity, Warrants and Other Investments	48,389,594	27.18%	26,444,093	17.46%
Total	$178,044,283	100.00%	$151,419,307	100.00%

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping in accordance with the GICS codes at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$23,773,287	15.70%	$25,034,204	14.50%
Commercial Services & Supplies	17,009,994	11.23%	13,625,742	7.89%
Diversified Consumer Services	14,698,114	9.71%	14,796,609	8.57%
IT Services	13,955,923	9.22%	15,852,380	9.18%
Specialty Retail	11,536,688	7.62%	11,534,603	6.68%
Containers & Packaging	11,183,148	7.39%	11,412,949	6.61%
Insurance	10,300,644	6.80%	15,311,902	8.87%
Trading Companies & Distributors	9,643,330	6.37%	13,507,873	7.82%
Entertainment	6,739,350	4.45%	8,050,639	4.66%
Food Products	6,502,338	4.29%	10,131,045	5.87%
Household Durables	5,403,688	3.57%	6,094,086	3.53%
Interactive Media & Services	5,390,104	3.56%	5,445,000	3.15%
Consumer Staples Distribution & Retail	4,672,317	3.09%	4,622,506	2.68%
Software	4,636,538	3.06%	4,430,155	2.57%
Construction & Engineering	3,957,780	2.61%	3,844,332	2.23%
Automobile Components	1,737,242	1.15%	1,809,086	1.05%
Electronic Equipment, Instruments & Components	278,822	0.18%	155,751	0.09%
Health Care Providers & Services	—	—%	7,000,000	4.05%
Total	$151,419,307	100.00%	$172,658,862	100.00%

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$48,974,626	32.34%	$53,471,338	30.97%
U.S. Northeast	45,374,709	29.97%	48,984,997	28.37%
U.S. Southwest	29,481,198	19.47%	29,287,714	16.96%
U.S. Midwest	15,939,889	10.53%	16,472,314	9.54%
U.S. Mid-Atlantic	6,258,781	4.13%	6,306,512	3.65%
U.S. Southeast	5,390,104	3.56%	18,135,987	10.51%
Total	$151,419,307	100.00%	$172,658,862	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2026, the Company made investments in new and existing portfolio companies of approximately $0.1 million, to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2025, the Company made investments in new and existing portfolio companies of approximately $5.1 million, to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2026, the Company made investments of $0.7 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the three months ended March 31, 2025, the Company made investments of $0.5 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the Securities and Exchange Commission (the “SEC”) adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At March 31, 2026 and December 31, 2025, the Company held no derivative contracts.

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$18,826,549	$106,148,665	$124,975,214
Unsecured Debt Investments	—	—	—	—
Equity, Warrants and Other Investments	—	—	26,444,093	26,444,093
Total Investments	$—	$18,826,549	$132,592,758	$151,419,307

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2025	$115,978,726	$—	$33,218,076	$149,196,802
Purchases (including PIK interest)	1,189,845	—	—	1,189,845
Sales and repayments	(9,063,510)	—	—	(9,063,510)
Amortization	397,429	—	—	397,429
Net realized gains (losses)	—	—	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Net change in unrealized (depreciation) appreciation	(2,353,825)	—	(6,773,983)	(9,127,808)
Fair value at March 31, 2026	$106,148,665	$—	$26,444,093	$132,592,758
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2026	$(327,467)	$—	$(6,773,984)	$(7,101,451)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$—	$36,086,568	$173,361,546
Purchases (including PIK interest)	5,382,651	—	895,696	6,278,347
Sales and repayments	(4,083,820)	—	—	(4,083,820)
Amortization	281,197	—	—	281,197
Net realized gains (losses)	(1,627,282)	—	—	(1,627,282)
Transfers in	—	—	4,949,189	4,949,189
Transfers out	(4,949,189)	—	—	(4,949,189)
Net change in unrealized (depreciation) appreciation	1,867,981	—	2,247,390	4,115,371
Fair value at March 31, 2025	$134,146,516	$—	$44,178,843	$178,325,359
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2025	$346,345	$—	$2,247,391	$2,593,736

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the three months ended March 31, 2026 and March 31, 2025, the Company did not transfer any investments among Levels 1, 2 and 3. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2026, there were no Level 3 transfers due to restructurings. During the three months ended March 31, 2025 $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructurings.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2026	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$89,121,309	Income Approach	Market Yields	11.7%	8.00% - 19.87%
Senior Secured First Lien Debt Investments	1,656,160	Market Comparable Approach	EBITDA Multiple	0.3x	0.3x
Senior Secured First Lien Debt Investments	9,967,508	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	5,403,688	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	—	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	26,332,329	Market Comparable Approach	EBITDA multiple	7.6x	0.3x - 17.7x
Equity, Warrants and Other Investments	111,764	Recent Transaction	Recent Transaction	N/A	N/A
	$132,592,758

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

Financing Facility

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

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. As of March 31, 2026, the Company had availability to borrow $3.6 million based on the borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of March 31, 2026 and December 31, 2025, there were $44.9 million and $58.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash and cash equivalents (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of March 31, 2026, SPV LLC had assets of $135.6 million, which included $125.8 million of the Company’s portfolio investments at fair value, $1.0 million in accrued interest receivable and $8.8 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. As of December 31, 2025, SPV LLC had assets of $153.2 million, which included $141.8 million of the Company's portfolio investments at fair value, $1.0 million in accrued interest receivable and $10.4 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. For the three months ended March 31, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $52.7 million and 6.25%, respectively. For the three months ended March 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $56.9 million and 6.93%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At March 31, 2026 and December 31, 2025, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $44.9 million and $58.9 million, respectively, which the Company concluded was a Level 3 fair value.

As of March 31, 2026, the carrying amount of the Capital One Revolving Financing was approximately $44.3 million aggregate principal balance of $44.9 million net with deferred debt issuance costs of approximately $0.6 million. As of December 31, 2025, the carrying amount of the Capital One Revolving Financing was $58.2 million aggregate principal balance of $58.9 million net with deferred debt issuance costs of $0.7 million.

Notes Due 2026

On March 31, 2021, the Company closed the public offering of $65.0 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes were due to mature on April 1, 2026 and bore interest at a rate of 4.875%. The 2026 Notes were the Company's direct unsecured obligations and ranked pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. Because the 2026 Notes were not secured by any of the Company’s assets, they were effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Revolving

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Financing. The 2026 Notes were obligations exclusively of the Company and not of any of the Company’s subsidiaries. Interest on the 2026 Notes was payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021.

As of March 31, 2026, there was no outstanding principal balance on the 2026 Notes as the 2026 Notes were fully repaid on March 30, 2026 using the net proceeds from the issuance of the Company's Floating Rate Senior Unsecured Notes due 2029, as described below.

On November 10, 2025, the Company entered into a letter of commitment with Investcorp Capital plc ("ICAP"), an Affiliate of the Adviser, to provide, or cause to be provided, capital to the Company in the event the Company was unable to repay any portion of the principal balance of the Company’s 4.875% Notes due 2026. Under the letter of commitment, ICAP was required to provide, or cause to be provided, a loan (“ICAP Loan”) to the Company in an amount up to the lesser of (i) the remaining, unredeemed, principal amount of the Notes outstanding on April 1, 2026 and (ii) $65,000,000. In exchange, the Company paid ICAP a fee in an amount equal to the sum of (i) the upfront fee of 0.50% of principal amount and (ii) an ongoing fee of 1.00% of principal amount per annum during the period from November 10, 2025 until April 1, 2026, pro-rated for any period of less than one year. On March 30, 2026, the Company issued $65.0 million in aggregate principal amount of Floating Rate Senior Unsecured Notes due 2029. The Company used the proceeds from that issuance to fully repay the 2026 Notes on March 30, 2026.

Notes Due 2029

On March 29, 2026, the Company and ICAP, acting in its capacity as "Agent", entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to ICAP, acting in its capacity as ‘Purchaser’ (the “Purchaser”).

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.18223% at March 31, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another business development company and upon which the Company may reasonably rely (or to the Company if the Company determines to seek such similar no-action or other relief). The 2029 Notes Indenture also contains covenants (i) restricting consolidations, mergers, asset transfer, equity and debt transactions, dispositions of portfolio investments having an aggregate fair value of 10% or more of the aggregate fair value of all portfolio investments (“Disposal Transactions”), change of control transactions, and the use of the Company’s and its subsidiaries’ unrestricted cash and cash equivalents to the redemption of the Notes if the Board determines that some or all of such unrestricted cash should be applied in repaying an amount of the Company’s or any of its subsidiaries’ indebtedness, in each case without the prior written consent of holders of greater than 50% in principal amount of the 2029 Notes (the “Required Holders”), and (ii) requiring the Company to consult with the Required Holders prior to commencing discussions or negotiations for any debt or equity transaction, Disposal Transaction, change of control transaction, or declaration or payment of dividends or other distributions. The 2029 Notes Indenture also contains a covenant that prohibits the Company and its subsidiaries from entering into any transaction or arrangement with any affiliate unless such transaction or arrangement is on arm’s length terms, is no less favorable to the Company than those that would be available from a non-affiliate in comparable circumstances and is approved by the Board (or any committee thereof) acting reasonably and in good faith.

These covenants are subject to important limitations and exceptions that are set forth in the 2029 Notes Indenture, including that the consent and consultation rights of the Required Holders will terminate upon the Purchaser or its affiliates ceasing to hold greater than 50% in aggregate principal amount of the outstanding 2029 Notes. The 2029 Notes Indenture also contains customary events of default

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, change of control, including if the Company ceases to be managed by its investment adviser or another affiliate, certain cross-defaults under other indebtedness of the Company or its subsidiaries in excess of $25.0 million, certain events of bankruptcy or insolvency, and an event of default for failure of the 2029 Notes to have an asset coverage of less than 125% pursuant to Sections 18(a)(1)(c)(ii) and 61 of the 1940 Act as of the last business day of any calendar quarter.

Pursuant to an upfront fee agreement between the Company and the Purchaser, dated March 30, 2026 (the “Fee Letter”), on March 30, 2026, the Company paid a $650,000 cash fee to the Purchaser in connection with the issuance and sale of the 2029 Notes.

As of March 31, 2026, the carrying amount of the 2029 Notes was $63.8 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of approximately $0.3 million and unamortized discount of $0.9 million. As of March 31, 2026, the fair value of the 2029 Notes was $64.4 million. The Company concluded that this was Level 3 fair value under ASC 820.

For the three months ended March 31, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $117.7 million and 5.49%, respectively. For the three months ended March 31, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $121.9 million and 5.90%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2026 and December 31, 2025 (excluding unamortized premiums, net, and unamortized debt issuance costs) maturing during the following years:

	March 31, 2026	December 31, 2025
2027	$—	$—
2028	—	—
2029	109,900,000	58,900,000
Total long-term debt	$109,900,000	$58,900,000

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

No quarterly distributions were declared by the Company’s board of directors during the three months ended March 31, 2026.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of March 31, 2026:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$451,846	$—	1.00%	1/2/2031
Accelevation, LLC - Revolver	564,103	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	134,709	—	—	11/6/2028
Argano, LLC - Revolver	144,928	—	0.50%	9/13/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Integrity Marketing Acquisition, LLC DDTL	172,350	—	1.00%	8/25/2028
Integrity Marketing Acquisition, LLC Revolver	168,692	—	0.50%	8/25/2028
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Total Unfunded Commitments	$3,573,807	$—

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended March 31,
	2026	2025
Base management fees	$815,591	$848,036
Waiver of base management fees	(455,783)	(74,143)
Income-based incentive fees	—	—
Waiver of income-based incentive fees	—	—
Capital gains fee	—	—
Allocation of administrative costs from Adviser	253,433	254,023
Total net expense to affiliates	$613,241	$1,027,916

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$1,146,794	$786,986
Income-based incentive fees payable	351,571	351,571
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	243,481	275,037
Total amount due to affiliates	$1,741,846	$1,413,594

(1)
Balances are reported within Accrued Expenses and Other Liabilities on the Unaudited Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026, $815,591 in Base Management Fees were earned by the Adviser, of which $455,783 was voluntarily waived. As of March 31, 2026, $1,146,794 of such fees was payable. For the three months ended March 31, 2025, $848,036 in Base Management Fees were earned by the Adviser, of which $74,143 was voluntarily waived. As of December 31, 2025

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

$786,986 of such fees was payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

The Base Management Fee is calculated based on the average value of the Gross Assets at the end of the two most recently completed fiscal quarters prior to the quarter for which such fees are being calculated. The Base Management Fee is payable quarterly in arrears and the Base Management Fees for any partial month or quarter will be appropriately pro-rated.

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

No Income-Based Fee is payable under the Advisory Agreement except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the fiscal quarter for which fees are being calculated and the Lookback Period (as defined below) exceeds the cumulative Incentive Fees accrued and/or paid for the Lookback Period. The “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current fiscal quarter and the Lookback Period. The “Lookback Period” means the eleven fiscal quarters immediately preceding the fiscal quarter for which the Income-Based Fee is being calculated.

For the three months ended March 31, 2026, the Company incurred no Income-Based Fees. As of March 31, 2026, $351,571 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which $3,601 are payable and $347,970 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three months ended March 31, 2025, the Company incurred no Income-Based Fees. As of December 31, 2025, $351,571 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $271 are payable and fees of $351,300 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, there was no Capital Gains Fee accrued, earned or payable to the Adviser under the Advisory Agreement.

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $253,433 under the Administration Agreement for the three months ended March 31, 2026. The Company incurred costs of $254,023 under the Administration Agreement for the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $243,481 and $27,868, respectively, reported within Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The chairperson of the Special Committee received a one-time fee of $5,000, and the Special Committee members will collectively receive $5,000 monthly during the Special Committee's review of strategic alternatives. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2026 and 2025, the Company recorded directors’ fees of $79,952 and $76,500. At March 31, 2026 and December 31, 2025, the Company recorded directors’ fees payable of $79,952 and $0, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For The Three Months Ended March 31,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2026	2025
Net increase (decrease) in net assets resulting from operations	$(8,628,662)	$2,206,292
Weighted average shares of common stock outstanding	14,432,472	14,412,994
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.60)	$0.15

Note 10. Distributions

The following table reflects the distributions declared on shares of the Company’s common stock since January 1, 2025. Stockholders of record as of each respective record date were entitled to receive the distribution:

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

* Supplemental distribution

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
Ordinary income and short-term capital gains	$—	100%	$1,729,684	100%
Long-term capital gains	—	—	—	—
Total	$—	100%	$1,729,684	100%

The figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year, therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ended December 31, 2025 included information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2025. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,432,472	$205,930,804	14,406,244	$205,859,495
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	—	—	7,789	22,715
Share repurchases	—	—	—	—
Balance at end of period	14,432,472	$205,930,804	14,414,033	$205,882,210

On August 7, 2025, the Board authorized a new share repurchase program of up to $5 million (the "2025 Stock Repurchase Program") for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, the Company will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. During the twelve months ended December 31, 2025, the Company repurchased 13,627 shares at an average price per share of $2.84. As of December 31, 2025, all repurchased shares were retired. No shares were repurchased under the share repurchase program during the three months ended March 31, 2026.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For The Three Months Ended March 31,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$4.25	$5.39
Net investment income	0.01	0.04
Net realized and unrealized gains (losses)	(0.61)	0.11
Net increase (decrease) in net assets resulting from operations	(0.60)	0.15
Capital transactions(2)
Dividends from net investment income	—	(0.12)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	—	(0.12)
Net asset value, end of period	$3.65	$5.42
Market value per share, end of period	$1.62	$3.21
Total return based on market value(3)	(40.00)%	5.94%
Shares outstanding at end of year	14,432,472	14,414,033
Ratio/Supplemental Data:
Net assets, at end of period	$52,697,350	$78,101,453
Ratio of total expenses to average net assets(5)	27.19%	20.00%
Ratio of net expenses to average net assets(5)	23.95%	19.61%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	13.12%	10.34%
Ratio of net investment income before fee waiver to average net assets(5)	(1.93)%	2.76%
Ratio of net investment income after fee waiver to average net assets(5)	1.32%	3.14%
Total Borrowings	$109,900,000	$121,000,000
Asset Coverage Ratio(4)	1.48	1.65
Portfolio Turnover Rate(6)	1%	3%

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
Annualized.
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

Note 13. Other Fee Income

Other fee income includes amendment fees, prepayment fees, structuring fees and other fees. The following table summarizes the Company’s other fee income for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended March 31,
	2026	2025
Amendment fees	$—	$—
Prepayment fees	—	77,112
Other fees	73,372	43,912
Total other fee income	$73,372	$121,024

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Note 14. Tax Information

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	March 31, 2026	December 31, 2025
Tax cost	$178,741,023	$190,879,654
Gross unrealized appreciation	9,548,004	11,023,462
Gross unrealized depreciation	(36,869,717)	(29,244,252)
Net unrealized investment depreciation	$(27,321,713)	$(18,220,790)

Note 15. Segment Reporting

An operating segment is defined by ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s president and chief executive officer, and the chief financial officer act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering memorandum, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of changes in net assets (i.e. net increase in net assets resulting from operations), which is used by the CODM to make resource allocation decisions for the fund’s single segment and as a key metric in determining the amount of dividends to be distributed to the Company's shareholders, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Unaudited Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Unaudited Consolidated Statements of Operations.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

March 31, 2026

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to March 31, 2026 and through May 12, 2026, the Company invested a total of $2.0 million, at cost, which included investments in one existing portfolio company. As of May 12, 2026, the Company had investments in 34 portfolio companies.

On May 6, 2026, the Company, through SPV LLC, entered into a sixth amendment (the “Sixth Amendment”) to the Capital One Revolving Facility. The Sixth Amendment provides for, among other things, a decrease of the facility size from $100 million to $50 million.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.5 billion as of March 31, 2026. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group.” Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components: an income-based fee (the “Income-Based Fee”) and a capital gains fee (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch-up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date through the end of each fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

We have entered into the Advisory Agreement and an administration agreement with the Adviser (the “Administration Agreement”), pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”) to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of March 31, 2026 and December 31, 2025, we had no Taxable Subsidiaries.

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

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Quarterly Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, as well as the risk factors listed in our subsequently filed Quarterly Reports on Form 10-Q.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2025 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of directors), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal period ended December 31, 2025 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

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

As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our board of directors-approved valuation policy, represented 92.0% of our total assets, as compared to 91.4% of our total assets as of December 31, 2025.

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

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

As of March 31, 2026 and December 31, 2025, there were $44,900,000 and $58,900,000 in borrowings outstanding under the Capital One Revolving Financing, respectively.

Notes Due 2026

On March 31, 2021, the Company closed the public offering of $65.0 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.3 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

The 2026 Notes were due to mature on April 1, 2026 and bore interest at a rate of 4.875%. The 2026 Notes were the Company’s direct unsecured obligations and ranked pari passu, which means equal in right of payment, with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. Because the 2026 Notes were not secured by any of the Company’s assets, they were effectively subordinated to all of the Company’s existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which the Company subsequently grants a security interest), to the extent of the value of the assets securing such indebtedness. The 2026 Notes were structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries and financing vehicles, including, without limitation, borrowings under the Capital One Revolving Financing. The 2026 Notes were obligations exclusively of the Company and not of any of the Company’s subsidiaries. Interest on the 2026 Notes was payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021.

As of March 31, 2026, there was no outstanding principal balance on the 2026 Notes as the 2026 Notes were fully repaid on March 30, 2026 using the net proceeds from the issuance of the Company's Floating Rate Senior Unsecured Notes due 2029, as described below.

On November 10, 2025, the Company entered into a letter of commitment with Investcorp Capital plc (“ICAP”), an Affiliate of the Adviser, to provide, or cause to be provided, capital to the Company in the event the Company was unable to repay any portion of the principal balance of the Company’s 4.875% Notes due 2026. Under the letter of commitment, ICAP was required to provide, or cause to be provided, a loan (“ICAP Loan”) to the Company in an amount up to the lesser of (i) the remaining, unredeemed, principal amount of the Notes outstanding on April 1, 2026 and (ii) $65,000,000. In exchange, the Company paid ICAP a fee in an amount equal to the sum of (i) the upfront fee of 0.50% of principal amount and (ii) an ongoing fee of 1.00% of principal amount per annum during the period from November 10, 2025 until April 1, 2026, pro-rated for any period of less than one year. On March 30, 2026, the Company issued $65.0 million in aggregate principal amount of Floating Rate Senior Unsecured Notes due 2029. The Company used the proceeds from that issuance to fully repay the 2026 Notes on March 30, 2026.

Notes Due 2029

On March 29, 2026, the Company and ICAP, acting in its capacity as “Agent”, entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to ICAP, acting in its capacity as “Purchaser” (the “Purchaser”).

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.18223% at March 31, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions but giving effect to any no-action relief granted by the SEC to another business development company and upon which the Company may reasonably rely (or to the Company if the Company determines to seek such similar no-action or other relief). The 2029 Notes Indenture also contains covenants (i) restricting consolidations, mergers, asset transfer, equity and debt transactions, dispositions of portfolio investments having an aggregate fair value of 10% or more of the aggregate fair value of all portfolio investments (“Disposal Transactions”), change of control transactions, and the use of the Company’s and its subsidiaries’ unrestricted cash and cash equivalents to the redemption of the Notes if the Board determines that some or all of such unrestricted cash should be applied in repaying an amount of the Company’s or any of its subsidiaries’ indebtedness, in each case without the prior written consent of holders of greater than 50% in principal amount of the 2029 Notes (the “Required Holders”), and (ii) requiring the Company to consult with the Required Holders prior to commencing discussions or negotiations for any debt or equity transaction, Disposal Transaction, change of control transaction, or declaration or payment of dividends or other distributions. The 2029 Notes Indenture also contains a covenant that prohibits the Company and its subsidiaries from entering into any transaction or arrangement with any affiliate unless such transaction or arrangement is on arm’s length terms, is no less favorable to the Company than those that would be available from a non-affiliate in comparable circumstances and is approved by the Board (or any committee thereof) acting reasonably and in good faith.

These covenants are subject to important limitations and exceptions that are set forth in the 2029 Notes Indenture, including that the consent and consultation rights of the Required Holders will terminate upon the Purchaser or its affiliates ceasing to hold greater than 50% in aggregate principal amount of the outstanding 2029 Notes. The 2029 Notes Indenture also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, change of control, including if the Company ceases to be managed by its investment adviser or another affiliate, certain cross-defaults under other indebtedness of the Company or its subsidiaries in excess of $25.0 million, certain events of bankruptcy or insolvency, and an event of default for failure of the 2029 Notes to have an asset coverage of less than 125% pursuant to Sections 18(a)(1)(c)(ii) and 61 of the 1940 Act as of the last business day of any calendar quarter.

Pursuant to an upfront fee agreement between the Company and the Purchaser, dated March 30, 2026 (the “Fee Letter”), on March 30, 2026, the Company paid a $650,000 cash fee to the Purchaser in connection with the issuance and sale of the 2029 Notes.

As of March 31, 2026, the carrying amount of the 2029 Notes was $63.8 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of approximately $0.3 million and unamortized discount of $0.9 million. As of March 31, 2026, the fair value of the 2029 Notes was $64.4 million. The Company concluded that this was Level 3 fair value under ASC 820.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2026, the Company did not hold any non-qualifying assets in its portfolio.

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

As of March 31, 2026, our investment portfolio of $151.4 million (at fair value) consisted of debt and equity investments in 34 portfolio companies, of which 82.54% were first lien investments and 17.46% were equities, warrants and other positions. At March 31, 2026, our average and largest portfolio company investment at fair value was $4.5 million and $11.6 million, respectively.

As of December 31, 2025, our investment portfolio of $172.7 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 80.76% were first lien investments and 19.24% were in equities, warrants and other positions. At December 31, 2025, our average and largest portfolio company investment at fair value was $4.7 million and $11.4 million, respectively.

As of March 31, 2026 and December 31, 2025, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 11.85% and 10.34%, respectively. As of March 31, 2026 and December 31, 2025, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.63% and 7.71%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of March 31, 2026, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2026 and December 31, 2025, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	2026	2025
Professional Services	15.70%	14.50%
Commercial Services & Supplies	11.23%	7.89%
Diversified Consumer Services	9.71%	8.57%
IT Services	9.22%	9.18%
Specialty Retail	7.62%	6.68%
Containers & Packaging	7.39%	6.61%
Insurance	6.80%	8.87%
Trading Companies & Distributors	6.37%	7.82%
Entertainment	4.45%	4.66%
Food Products	4.29%	5.87%
Household Durables	3.57%	3.53%
Interactive Media & Services	3.56%	3.15%
Consumer Staples Distribution & Retail	3.09%	2.68%
Software	3.06%	2.57%
Construction & Engineering	2.61%	2.23%
Automobile Components	1.15%	1.05%
Electronic Equipment, Instruments & Components	0.18%	0.09%
Health Care Providers & Services	—%	4.05%
Total	100.00%	100.00%

During the three months ended March 31, 2026, we made investments in one existing portfolio company, which totaled approximately $0.1 million. We made investments in one existing portfolio company, to which we were previously contractually committed to provide financial support through the terms of the revolvers and delayed draw term loans, which totaled approximately $0.7 million. Of these investments, 100.00% consisted of first lien investments.

During the three months ended March 31, 2025, we made investments in one new portfolio company and two existing portfolio companies. These investments totaled approximately $5.1 million. Of these investments, 86.71% consisted of first lien investments and 13.29% were in equity, warrants, and other investments.

At March 31, 2026, 97.8% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.2% bore interest at fixed rates. At December 31, 2025, 98.0% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2026, we had nine investments with aggregate unfunded commitments of $3.6 million, and as of December 31, 2025, we had nine investments with aggregate unfunded commitments of $3.7 million. As of March 31, 2026, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of March 31, 2026			December 31, 2025
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$4,454,313	2.9%	3	$4,323,793	2.5%	3
2	93,148,201	61.5%	32	111,975,828	64.9%	36
3	38,876,303	25.7%	13	43,224,192	25.0%	12
4	14,857,909	9.8%	8	13,125,458	7.6%	8
5	82,581	0.1%	11	9,591	0.0%	9
Total	$151,419,307	100.0%	67	$172,658,862	100.0%	68

Results of Operations

Comparison of the three months ended March 31, 2026 and March 31, 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2026 decreased to $3.6 million from $4.4 million for the three months ended March 31, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025.

Expenses, net of waivers

Expenses, net of waivers for the three months ended March 31, 2026 decreased to $3.2 million compared to $3.7 million for the three months ended March 31, 2025 primarily due to a decrease in interest expense resulting from reduced index rates and lower borrowings under the Revolving Credit Facility in 2026 compared to 2025, and an increase in the waiver of base management fees.

Net investment income

Net investment income before taxes decreased to $0.3 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025, and the loss of PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025, partially offset by a decrease in interest expense resulting from reduced index rates and lower borrowings under the Revolving Credit Facility in 2026 compared to 2025, and an increase in the waiver of base management fees.

Net realized gain or loss

There was a net realized gain on investments of $19.3 thousand for the three months ended March 31, 2026 due to the realization of gains associated with the sale of Asurion, LLC Term Loan.

There was a net realized loss on investments of $1.6 million for the three months ended March 31, 2025 primarily due to the realization of losses associated with the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd., partially offset by a realization of gains associated with the restructuring of our investments in Sandvine Corporation.

Net change in unrealized appreciation (depreciation) on investments

We recorded a net change in unrealized depreciation of $8.8 million for the three months ended March 31, 2026 primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Discovery Behavioral Health, LLC - Preferred Equity, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, and Klein Hersh, LLC Term Loan - Last Out.

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

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, interest payments on the 2029 Notes, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “Market Developments” above and the risk factors referenced in our most recent Annual Report on Form 10-K.

Cash flows

For the three months ended March 31, 2026, our cash and cash equivalents and restricted cash and cash equivalents balance decreased by $3.4 million. During that period, $10.8 million in net cash was provided by operating activities, primarily from proceeds from sales and repayments of investments in portfolio companies of $14.0 million, offset by investments of $0.8 million in portfolio companies. During that same period, $14.2 million in net cash was used in financing activities, primarily for the repayment of $14.0 million under the Capital One Revolving Financing and a full repayment of $65.0 million for the 2026 Notes using the proceeds of $65.0 million from the issuance of the 2029 Notes.

Capital resources

As of March 31, 2026, we had $2.7 million of cash and cash equivalents as well as $8.8 million in restricted cash and cash equivalents and $55.1 million of capacity under the Capital One Revolving Financing. As of March 31, 2026, we had $109.9 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 148.0%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2026, our asset coverage for borrowed amounts was 148.0%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026, our off-balance sheet arrangements consisted of $3.6 million in unfunded commitments to six of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $3.7 million in unfunded commitments to six of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to March 31, 2026, and through May 12, 2026, the Company invested a total of $2.0 million, at cost, which included investments in one existing portfolio company. As of May 12, 2026, the Company had investments in 34 portfolio companies.

On May 6, 2026, the Company, through SPV LLC, entered into a sixth amendment (the “Sixth Amendment”) to the Capital One Revolving Facility. The Sixth Amendment provides for, among other things, a decrease of the facility size from $100 million to $50 million.

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At March 31, 2026, 97.8% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of March 31, 2026, 100.0% of our floating-rate portfolio was subject to interest-rate floors set below the current applicable rate or have no floor. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor and our 2029 Notes, which were issued on March 30, 2026; however, our 2026 Notes, which were repaid on March 30, 2026, bore interest at a fixed rate. As of March 31, 2026, our floating rate borrowings totaled $109.9 million in principal amount, which represented 100.0% of our outstanding debt.

Based on our investment portfolio as of March 31, 2026, with certain interest rate floors and our financing arrangements at March 31, 2026, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 3.21% or (2.01)%, respectively, and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 6.99% or (4.02)%, respectively.

Although management believes that this analysis is indicative of our existing sensitivity as of March 31, 2026 to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2026, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the Annual Period ended December 31, 2025 (filed with the SEC on March 30, 2026). If any such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we did not issue shares of common stock under our dividend reinvestment plan. Issuances under our dividend reinvestment plan are not subject to the registration requirements under the Securities Act. No cash payments were made for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.1.1	Articles of Amendment(2)

3.2	Bylaws(3)

10.1	Indenture, dated as of March 29, 2026, between Investcorp Credit Management BDC, Inc. and Investcorp Capital PLC(4)

10.2	Upfront Fee Letter, dated as of March 30, 2026, between Investcorp Credit Management BDC, Inc. and Investcorp Capital PLC(5)

10.3

Sixth Amendment, dated May 6, 2026, to Loan, Security and Collateral Management Agreement by and among Investcorp Credit Management BDC SPV, LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, hedge counterparty, swingline lender and as arranger, Wells Fargo Bank, National Association, as collateral custodian, and CM Investment Partners, LLC, as collateral manager(6)

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
(4)
Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed with the SEC on March 31, 2026.
(5)
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 814-01054), filed with the SEC on March 31, 2026.
(6)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01054), filed on May 8, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2026

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Andrew Muns

Robert Andrew Muns
Chief Financial Officer
(Principal Financial Officer)