Form 10-Q
period 2026-06-30
Investcorp Credit Management BDC, Inc.
filed 2026-08-14
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 14, 2026 was 14,432,472.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 (unaudited) and the six months ended June 30, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of June 30, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	10
	Notes to the Unaudited Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $147,334,880 and $177,110,265, respectively)	$126,415,798	$159,985,717
Affiliated investments, at fair value (amortized cost of $13,822,485 and $13,340,494, respectively)	9,514,365	12,673,145
Total investments, at fair value (amortized cost of $161,157,365 and $190,450,759, respectively)	135,930,163	172,658,862
Cash and cash equivalents	10,940,767	4,582,403
Restricted cash and cash equivalents	9,918,285	10,416,042
Receivable for investments sold	3,288,243	—
Principal receivable	35,303	55,377
Interest receivable	648,809	808,703
Payment-in-kind interest receivable	156,106	190,790
Prepaid expenses and other assets	484,426	124,928
Total Assets	$161,402,102	$188,837,105
Liabilities
Debt:
Revolving credit facility	$44,900,000	$58,900,000
2029 Notes payable	65,000,000	—
2026 Notes payable	—	65,000,000
Deferred debt issuance costs	(580,809)	(754,121)
Unamortized discount	(1,107,452)	(17,778)
Debt, net	108,211,739	123,128,101
Payable for investments purchased	335,966	—
Interest payable	681,127	1,887,457
Base management fees payable	—	786,986
Income-based incentive fees payable	238,897	239,841
Deferred income liability	—	440,084
Directors' fees payable	118,403	—
Accrued expenses and other liabilities	2,124,197	2,924,580
Total Liabilities	111,710,329	129,407,049
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,432,472 and 14,432,472 shares issued and outstanding, respectively)	14,432	14,432
Additional paid-in capital	203,128,982	203,128,982
Distributable earnings (loss)	(153,451,641)	(143,713,358)
Total Net Assets	49,691,773	59,430,056
Total Liabilities and Net Assets	$161,402,102	$188,837,105
Net Asset Value Per Share	$3.44	$4.12

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$2,786,708	$3,778,683	$5,824,135	$7,266,885
Non-controlled, affiliated investments	13,793	(16,912)	26,922	(1,934)
Total interest income	2,800,501	3,761,771	5,851,057	7,264,951
Payment in-kind interest income
Non-controlled, non-affiliated investments	107,669	342,127	287,104	762,015
Non-controlled, affiliated investments	195,609	(243)	381,563	21,137
Total payment-in-kind interest income	303,278	341,884	668,667	783,152
Dividend income
Non-controlled, non-affiliated investments	—	—	61,659	81,607
Non-controlled, affiliated investments	—	—	—	—
Total dividend income	—	—	61,659	81,607
Payment in-kind dividend income
Non-controlled, non-affiliated investments	—	231,057	—	452,742
Non-controlled, affiliated investments	—	—	—	—
Total payment-in-kind dividend income	—	231,057	—	452,742
Other fee income
Non-controlled, non-affiliated investments	29,990	210,487	103,362	331,511
Non-controlled, affiliated investments	—	—	—	—
Total other fee income	29,990	210,487	103,362	331,511
Other income	—	—	575	—
Total investment income	3,133,769	4,545,199	6,685,320	8,913,963
Expenses:
Interest expense	2,232,555	1,856,195	3,922,569	3,688,162
Base management fees	714,933	851,734	1,530,524	1,699,770
Income-based incentive fees	(944)	(118,748)	(944)	(118,748)
Professional fees	614,369	277,287	999,816	618,570
Allocation of administrative costs from Adviser	16,226	227,874	269,659	481,897
Amortization of deferred debt issuance costs	275,669	153,824	429,493	307,648
Amortization of original issue discount - 2026 Notes	49,790	17,778	67,567	35,555
Insurance expense	94,217	126,009	198,898	246,511
Directors' fees	132,996	73,500	212,948	150,000
Custodian and administrator fees	61,572	74,000	134,928	148,237
Other expenses	169,626	243,714	276,510	283,887
Total expenses	4,361,009	3,783,167	8,041,968	7,541,489
Waiver of base management fees	(714,933)	(72,026)	(1,170,716)	(146,169)
Waiver of income-based incentive fees	—	—	—	—
Net expenses	3,646,076	3,711,141	6,871,252	7,395,320
Net investment income (loss) before taxes	(512,307)	834,058	(185,932)	1,518,643
Income tax expense (benefit), including excise tax expense	(141,293)	452,507	—	756,163
Net investment income (loss) after taxes	(371,014)	381,551	(185,932)	762,480
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	(2,136,381)	2,208,625	(2,117,046)	581,343
Non-controlled, affiliated investments	—	—	—	—
Net realized gain (loss) from investments	(2,136,381)	2,208,625	(2,117,046)	581,343
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	3,496,666	(2,852,187)	(3,794,534)	527,662
Non-controlled, affiliated investments	(2,098,892)	(394,884)	(3,640,771)	(544,685)
Net change in unrealized appreciation (depreciation) on investments	1,397,774	(3,247,071)	(7,435,305)	(17,023)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(738,607)	(1,038,446)	(9,552,351)	564,320
Net increase (decrease) in net assets resulting from operations	$(1,109,621)	$(656,895)	$(9,738,283)	$1,326,800
Basic and diluted:
Earnings per share	$(0.08)	$(0.05)	(0.68)	$0.09
Weighted average shares of common stock outstanding	14,432,472	14,419,405	14,432,472	14,416,218
Distributions paid per common share	$—	$0.12	$—	$0.24

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Net assets at beginning of period	$50,801,394	$76,873,288	$59,430,056	$76,596,562
Increase (decrease) in net assets resulting from operations:
Net investment income (loss) after taxes	(371,014)	381,551	(185,932)	762,480
Net realized gain (loss) from investments	(2,136,381)	2,208,625	(2,117,046)	581,343
Net change in unrealized appreciation (depreciation) on investments	1,397,774	(3,247,071)	(7,435,305)	(17,023)
Net increase (decrease) in net assets resulting from operations	(1,109,621)	(656,895)	(9,738,283)	1,326,800
Stockholder distributions:
Distributions from net investment income	—	(1,730,669)	—	(3,460,353)
Distributions from capital gains	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	—	(1,730,669)	—	(3,460,353)
Capital transactions:
Reinvestments of stockholder distributions	—	47,738	—	70,453
Net increase (decrease) in net assets resulting from capital transactions	—	47,738	—	70,453
Net increase (decrease) in net assets	(1,109,621)	(2,339,826)	(9,738,283)	(2,063,100)
Net assets at end of period	$49,691,773	$74,533,462	$49,691,773	$74,533,462

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(9,738,283)	$1,326,800
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(3,365,170)	(27,670,641)
Payment in-kind interest and dividends	(703,352)	(1,103,161)
Sales and repayments of investments	32,076,804	17,549,493
Net realized (gain) loss on investments	2,117,046	(581,343)
Net change in unrealized appreciation/depreciation on investments	7,435,305	17,023
Amortization of discount/premium on investments	(831,934)	(725,093)
Amortization of deferred debt issuance costs	429,493	307,648
Amortization of original issue discount	(1,089,674)	35,555
Net (increase) decrease in operating assets:
Receivable for investments sold	(3,288,243)	—
Principal receivable	20,074	564,557
Interest receivable	159,894	90,029
Payment-in-kind interest receivable	34,684	(132,733)
Long-term receivable	—	489,365
Short-term receivable	—	(191,407)
Prepaid expenses and other assets	(359,498)	(278,753)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	335,966	8,098,992
Interest payable	(1,206,330)	(38,724)
Base management fees payable	(786,986)	10,491
Income-based incentive fees payable	(944)	(118,748)
Deferred income liability	(440,084)	594,913
Directors fees payable	118,403	(81,323)
Accrued expenses and other liabilities	(800,383)	195,882
Net cash (used in) provided by operating activities	20,116,788	(1,641,178)
Cash Flows from Financing Activities:
Payments for deferred financing costs	(256,181)	—
Distributions to stockholders	—	(5,118,649)
Proceeds from borrowing on revolving financing facility	—	18,500,000
Repayments of borrowing on revolving financing facility	(14,000,000)	(6,500,000)
Proceeds from 2029 Notes payable	65,000,000	—
Repayments of borrowing on 2026 Notes payable	(65,000,000)	—
Net cash (used in) provided by financing activities	(14,256,181)	6,881,351
Net change in cash and cash equivalents	5,860,607	5,240,173
Cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	14,998,445	12,104,547
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$20,859,052	$17,344,720
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$5,068,775	$3,726,887
Cash paid for taxes	$428,441	$478,619
Issuance of shares pursuant to Dividend Reinvestment Plan	$—	$70,453
Non-cash purchase of investments	$—	$(11,306,892)
Non-cash sale of investments	$—	$11,306,892

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$10,940,767	$2,946,719
Restricted cash and cash equivalents	9,918,285	14,398,001
Cash and cash equivalents and restricted cash and cash equivalents	$20,859,052	$17,344,720

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

June 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	$993,111	$876,340	$626,145	1.26%	(4)(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	811,030	1.63%	(4)(7)(8)
Total Automobile Components					1,993,193	1,437,175
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,505,312	2,505,312	2,505,312	5.04%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,193,720	1,193,720	1,193,720	2.40%	(4)(5)(8)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,390,000	5,370,686	5,423,687	10.91%	(3)(8)
Total Commercial Services & Supplies					9,069,718	9,122,719
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 5.75% (1.50% Floor)		5/3/2029	4,303,556	4,272,642	3,948,513	7.95%	(8)
Total Construction & Engineering					4,272,642	3,948,513
Containers & Packaging
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,872,272	5,940,495	11.95%	(8)
Total Containers & Packaging					5,872,272	5,940,495
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	4,849,223	4,817,610	4,788,607	9.64%	(8)
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	1,488,750	1,492,223	1,470,141	2.96%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,393,571	2.80%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,047,124	7,019,416	7,047,124	14.18%	(8)
Total Diversified Consumer Services					14,803,927	14,699,443
Food Products
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,849,621	7,660,007	7,192,216	14.47%	(3)(8)
Total Food Products					7,660,007	7,192,216
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 2.50% + 5.00% PIK (1.00% Floor)		10/15/2026	7,795,858	7,304,608	5,696,964	11.46%	(4)(7)(8)
Total Household Durables					7,304,608	5,696,964

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	$6,912,935	$6,898,023	$6,912,935	13.91%	(5)(8)
Total Insurance					6,898,023	6,912,935
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,472,222	5,397,508	5,362,778	10.79%	(5)(8)
Total Interactive Media & Services					5,397,508	5,362,778
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,270,920	7,168,431	7,270,920	14.63%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,161,757	4,098,562	4,057,713	8.17%	(5)(8)
Total IT Services					11,266,993	11,328,633
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,944,728	2,933,689	2,944,728	5.93%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 1.06%		4/27/2028	11,463,437	8,480,317	9,113,432	18.34%	(8)(9)
Total Professional Services					11,414,006	12,058,160
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,825,100	1,825,100	1,825,100	3.67%	(4)
Total Software					1,825,100	1,825,100
Specialty Retail
ALCV Purchaser, Inc. Term Loan	1M S + 6.75% (1.00% Floor)		4/17/2028	4,160,972	4,123,110	4,160,972	8.37%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,912,500	6,866,578	6,921,141	13.93%	(3)(8)
Total Specialty Retail					10,989,688	11,082,113
Trading Companies & Distributors
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,625,000	8,625,000	8,474,063	17.05%	(8)
Total Trading Companies & Distributors					8,625,000	8,474,063
Total Senior Secured First Lien Debt Investments					107,392,685	105,081,307	211.48%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$120,124	0.24%	(7)
Total Professional Services					—	120,124	0.24%
Total Unsecured Debt Investments					—	120,124	0.24%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(12)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	—	—%	(6)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		3,246,563	46,169	1,786	—%	(6)
Total Automobile Components					14,382,960	1,786
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	9,504,469	19.13%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	9,504,469
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	5,033,744	10.13%	(6)
Total Containers & Packaging					1,708,942	5,033,744
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	2,549	0.01%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	126,564	0.25%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	205,279	0.41%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	334,392
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	—	—%	(6)
Total Health Care Providers & Services					4,000,000	—
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	1,526,140	3.07%	(7)
Total IT Services		10/3/2022			8,829,795	1,526,140
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	428,000	0.86%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	880,000	1.77%	(6)(13)
Total Professional Services					700,000	1,308,000
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,373,850	4.78%	(6)
Total Software					2,744,209	2,373,850
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,131,986	2.28%	(6)(13)
Total Trading Companies & Distributors					808,717	1,131,986
Total Equity, Warrants and Other Investments					39,942,195	21,214,367	42.69%
Total Non-Controlled/Non-Affiliated Investments					$147,334,880	$126,415,798	254.41%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (14)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,142,329	2,142,329	1,987,010	4.00%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,142,329	2,142,329	1,954,875	3.93%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan C	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	79,281	79,281	77,299	0.16%	(4)(8)(11)
Total Consumer Staples Distribution & Retail					4,363,939	4,019,184
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,338,141	2,285,158	2,162,781	4.35%	(4)(5)(8)(10)
Total Entertainment					2,285,158	2,162,781
Total Senior Secured First Lien Debt Investments					6,649,097	6,181,965	12.44%
Equity, Warrants and Other Investments(12)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	544,745	1.10%	(6)
Total Consumer Staples Distribution & Retail					2,204,980	544,745
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	2,787,655	5.61%	(6)
Total Entertainment					4,968,408	2,787,655
Total Equity, Warrants and Other Investments					7,173,388	3,332,400	6.71%
Total Non-Controlled/Affiliated Investments					$13,822,485	$9,514,365	19.15%
Total Investments					$161,157,365	$135,930,163	273.56%

* All investments of the Investcorp Credit Management BDC, Inc. (the "Company") are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of June 30, 2026 for additional information on our restricted securities.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

June 30, 2026

(12)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $24,546,767 at fair value and represented 49.40% of the Company’s net assets.
(13)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(14)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of June 30, 2026, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the six months ended June 30, 2026 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2025 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor)	$1,867,369	$128,993	$—	$—	$(9,352)	$1,987,010	$130,817
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor)	1,827,102	128,993	—	—	(1,220)	1,954,875	130,817
	Senior Secured First Lien Debt - T/L-C (3M S + 8.50% PIK (1.00% Floor)	—	79,281	—	—	(1,982)	77,299	2,610
	Class A Units(e)	928,035	—	—	—	(383,290)	544,745	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor)	2,125,975	144,724	—	—	(107,918)	2,162,781	144,241
	Common Stock(e)	5,924,664	—	—	—	(3,137,009)	2,787,655	—
		$12,673,145	$481,991	$—	$—	$(3,640,771)	$9,514,365	$408,485

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
(e)
Investment is non-income producing.

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.65% as of June 30, 2026)

3M S — 3-month SOFR (3.73% as of June 30, 2026)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	945,001	$876,340	$747,080	1.26%	(4)(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	978,270	1.65%	(4)(7)
Total Automobile Components					1,993,193	1,725,350
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,375,727	2,375,727	2,375,727	4.00%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,107,527	1,107,527	1,107,527	1.86%	(4)(5)
Northstar Group Services, Inc. Term Loan	6M S + 4.75% (0.50% Floor)		5/31/2030	5,417,500	5,396,108	5,471,675	9.21%	(3)(8)
Total Commercial Services & Supplies					8,879,362	8,954,929
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,224,541	4,188,783	3,844,332	6.47%	(4)(8)
Total Construction & Engineering					4,188,783	3,844,332
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	571,998	576,345	583,438	0.98%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,840,378	5,880,490	9.89%	(4)(8)
Total Containers & Packaging					6,416,723	6,463,928
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	4,873,964	4,836,029	4,825,224	8.12%	(8)
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	1,496,250	1,500,414	1,481,287	2.49%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,441,498	2.43%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,084,020	7,046,516	7,048,600	11.86%	(8)
Total Diversified Consumer Services					14,857,637	14,796,609
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	3,937,500	3,906,562	3,898,125	6.56%	(8)
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,889,773	7,682,081	6,232,920	10.49%	(3)(8)
Total Food Products					11,588,643	10,131,045
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% (1.00% Floor)		1/15/2026	7,593,877	7,585,103	6,094,086	10.25%	(7)(8)
Total Household Durables					7,585,103	6,094,086

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	4,910,586	$4,890,122	$4,922,862	8.28%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	6,948,103	6,930,071	6,948,103	11.69%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/27/2029	3,529,167	3,445,912	3,440,937	5.79%	(8)
Total Insurance					15,266,105	15,311,902
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,500,000	5,418,213	5,445,000	9.16%	(5)(8)
Total Interactive Media & Services					5,418,213	5,445,000
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,304,176	7,188,058	7,285,916	12.26%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,182,767	4,124,781	4,182,767	7.04%	(5)(8)
Accelevation, LLC - Revolver	1M S + 4.50% (0.75% Floor)		1/2/2031	141,026	130,073	141,026	0.24%	(5)
Total IT Services					11,442,912	11,609,709
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,970,000	2,957,952	2,970,000	5.00%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.68%		4/27/2028	11,523,913	7,936,181	10,054,614	16.92%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,651,923	9,618,129	8,831,510	14.86%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,076,113	1,076,112	984,643	1.66%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	686,250	1.15%
Total Professional Services					22,338,374	23,527,017
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,802,568	1,802,568	1,793,555	3.02%	(4)(8)
Total Software					1,802,568	1,793,555
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,700,000	4,694,821	4,700,000	7.91%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,947,500	6,898,503	6,834,603	11.50%	(3)(8)
Total Specialty Retail					11,593,324	11,534,603
Trading Companies & Distributors
PVI Holdings, Inc. Term Loan - Last Out	3M S + 5.05% (1.00% Floor)		1/18/2028	3,870,000	3,853,119	3,870,000	6.51%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,670,000	8,670,000	8,518,275	14.33%	(8)
Total Trading Companies & Distributors					12,523,119	12,388,275
Total Senior Secured First Lien Debt Investments					135,894,059	133,620,340	224.84%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	8,092	0.01%	(6)(15)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		2,989,254	46,169	75,644	0.13%	(6)(15)
Total Automobile Components					14,382,960	83,736
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	4,670,813	7.86%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	4,670,813
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,949,021	8.33%	(6)
Total Containers & Packaging					1,708,942	4,949,021
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	1,499	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	58,830	0.10%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	95,422	0.16%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	155,751
Health Care Providers & Services
Discovery Behavioral Health, LLC - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	7,000,000	11.78%	(6)
Total Health Care Providers & Services					4,000,000	7,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	4,148,090	6.98%	(7)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	94,581	0.16%	(6)
Total IT Services					8,929,795	4,242,671
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	348,000	0.59%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	825,000	1.39%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	117,480	0.20%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	216,707	0.36%	(6)
Total Professional Services					1,874,011	1,507,187
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,636,600	4.44%	(6)
Total Software					2,744,209	2,636,600
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,119,598	1.88%	(6)(14)
Total Trading Companies & Distributors					808,717	1,119,598
Total Equity, Warrants and Other Investments					41,216,206	26,365,377	44.36%
Total Non-Controlled/Non-Affiliated Investments					$177,110,265	$159,985,717	269.20%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (15)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,867,369	3.14%	(4)(8)(13)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,827,102	3.07%	(4)(8)(13)
Total Consumer Staples Distribution & Retail					4,026,672	3,694,471
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,220,339	2,140,434	2,125,975	3.58%	(4)(5)(8)(12)
Total Entertainment					2,140,434	2,125,975
Total Senior Secured First Lien Debt Investments					6,167,106	5,820,446	9.79%
Equity, Warrants and Other Investments(13)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	928,035	1.56%	(6)(8)
Total Consumer Staples Distribution & Retail					2,204,980	928,035
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	5,924,664	9.97%	(6)(8)
Total Entertainment					4,968,408	5,924,664
Total Equity, Warrants and Other Investments					7,173,388	6,852,699	11.53%
Total Non-Controlled/Affiliated Investments					$13,340,494	$12,673,145	21.32%
Total Investments					$190,450,759	$172,658,862	290.52%

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

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2026

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States. As of June 30, 2026, the Company did not hold any non-qualifying assets in its portfolio.

From time-to-time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). At June 30, 2026 and December 31, 2025, the Company had no Taxable Subsidiaries. The Taxable Subsidiaries, if any, allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. See Note 16. “Subsequent Events” in this Quarterly Report on Form 10-Q for more information on the Company's Taxable Subsidiaries.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. All values are stated in U.S. dollars, unless noted otherwise. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

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

Prior Period Corrections

During the quarter ended June 30, 2026, the Company identified an error related to the assessment of gross income for purposes of the Gross Income Test under Subchapter M of the Internal Revenue Code for tax years ending December 31, 2025 and 2024. This error resulted in tax adjustments of $0.9 million related to 2025 and $1.1 million related to 2024. The Company evaluated the adjustments detailed above and concluded that these errors were not material to the respective prior periods and corrected them in the consolidated financial statements in this Form 10-Q for the relevant periods.

On the Consolidated Statements of Assets and Liabilities as of December 31, 2025, Accrued expenses and other liabilities increased by $2.0 million for the additional tax liability and the Income-based incentive fees payable decreased by $0.1 million resulting in a net decrease in Total Net Assets of $1.9 million, adjusting the $61.3 million, as filed, to $59.4 million. On the Consolidated Statements of Operations for the three and six months ended June 30, 2025, Income tax expense, including excise tax expense increased by $0.2 million and $0.4 million, respectively, which adjusted Net increase (decrease) in net assets resulting from operations from $(0.4) million

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

and $1.8 million, respectively, as filed, to $(0.7) million and $1.3 million, respectively. Earnings per share for the three and six months ended June 30, 2025 decreased by $0.02 and $0.03, respectively, from $(0.03) and $0.12, respectively, as filed, to $(0.05) and $0.09, respectively. On the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025, Net investment income after taxes decreased by $0.2 million and $0.4 million, respectively, resulting in a Net decrease in net assets of $0.2 million and $0.4 million, respectively, adjusting the $(2.1) million and $(1.6) million, respectively, as filed, to $(2.3) million and $(2.1) million, respectively. On the Consolidated Statements of Cash Flows for the six months ended June 30, 2025, Net increase (decrease) in net assets resulting from operations decreased by $0.4 million and Accrued expenses and other liabilities increased by $0.4 million, which resulted in no change to Net change in cash and cash equivalents.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, and commitment fees, as well as purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and six months ended June 30, 2026, $21,632 and $71,560, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and six months ended June 30, 2025, $360,315 and $463,027, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all debt investments that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a debt investment is placed on non-accrual status. However, capitalized payment-in-kind (“PIK”) interest will not be reversed when a debt investment is placed on non-accrual status. Interest payments received on non-accrual debt investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the debt investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.46% of the Company’s portfolio at fair value. As of December 31, 2025, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.93% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $303,278 and $668,667, respectively, during the three and six months ended June 30, 2026. The Company earned PIK interest of $341,884 and $783,152, respectively, during the three and six months ended June 30, 2025.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

expected to be collected. The Company earned no PIK dividends during the three and six months ended June 30, 2026. The Company earned PIK dividends of $231,057 and $452,742, respectively, during the three and six months ended June 30, 2025.

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

June 30, 2026

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of June 30, 2026 or December 31, 2025.

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

June 30, 2026

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

j. Income Taxes

The Company has elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate-level U.S. federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible U.S. federal excise taxes if the Company does not distribute to its stockholders at least 98% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. At June 30, 2026 and June 30, 2025, the Company had no Taxable Subsidiaries.

For the tax years ended December 31, 2025 and 2024, the Company made use of the provisions under 851(i) in order to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from dividends, interest, gains from the sale of securities or other income derived with respect to its business of investing in securities (such sources of income are referred herein to as “qualifying income”). As a result, the Company has accrued certain tax expenses and on the income from the Company’s ownership of assets that generated non-qualifying income during the tax year ended December 31, 2025 and 2024 in the amount of $0.9 million and $1.1 million, respectively (the “Section 851(i) Tax Liability”). The amount of the Section 851(i) Tax Liability is included within “Income tax expense, including excise tax expense” within the Consolidated Statements of Operations.

The Company incurred excise tax expenses (benefits), which are included in the provision for tax expense (benefit), of ($0.1) million for the three months ended June 30, 2026 and no excise tax expenses (benefits) for the six months ended June 30, 2026 and $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2025.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and six months ended June 30, 2026, no distributions were recorded by the Company. During the three and six months ended June 30, 2025, the Company recorded distributions of $1.7 million and $3.5 million. For certain periods, the tax character of a portion of distributions may be return of capital.

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

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. The tax years ended June 30, 2022 through present remain subject to examinations by taxing authorities. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analyses and changes in applicable tax laws, regulations, and related interpretations.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

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

June 30, 2026

derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating.

b. Investments

The composition of the Company’s investments as of June 30, 2026 by investment type, as a percentage of the total portfolio, at amortized cost and fair value, are as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$114,041,782	70.76%	$111,263,272	81.85%
Unsecured Debt Investments	—	—%	120,124	0.09%
Equity, Warrants and Other Investments	47,115,583	29.24%	24,546,767	18.06%
Total	$161,157,365	100.00%	$135,930,163	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping in accordance with the GICS codes at fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Commercial Services & Supplies	$18,627,188	13.70%	$13,625,742	7.89%
Diversified Consumer Services	14,699,443	10.81%	14,796,609	8.57%
Professional Services	13,486,284	9.92%	25,034,204	14.50%
IT Services	12,854,773	9.46%	15,852,380	9.18%
Specialty Retail	11,082,113	8.15%	11,534,603	6.68%
Containers & Packaging	10,974,239	8.07%	11,412,949	6.61%
Trading Companies & Distributors	9,606,049	7.07%	13,507,873	7.82%
Food Products	7,192,216	5.29%	10,131,045	5.87%
Insurance	6,912,935	5.09%	15,311,902	8.87%
Household Durables	5,696,964	4.19%	6,094,086	3.53%
Interactive Media & Services	5,362,778	3.95%	5,445,000	3.15%
Entertainment	4,950,436	3.64%	8,050,639	4.66%
Consumer Staples Distribution & Retail	4,563,929	3.36%	4,622,506	2.68%
Software	4,198,950	3.09%	4,430,155	2.57%
Construction & Engineering	3,948,513	2.90%	3,844,332	2.23%
Automobile Components	1,438,961	1.06%	1,809,086	1.05%
Electronic Equipment, Instruments & Components	334,392	0.25%	155,751	0.09%
Health Care Providers & Services	—	—%	7,000,000	4.05%
Total	$135,930,163	100.00%	$172,658,862	100.00%

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

The following table shows the portfolio composition by geographic grouping at fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$49,379,782	36.33%	$53,471,338	30.97%
U.S. Northeast	33,592,165	24.71%	48,984,997	28.37%
U.S. Southwest	25,731,946	18.93%	29,287,714	16.96%
U.S. Midwest	15,604,744	11.48%	16,472,314	9.54%
U.S. Mid-Atlantic	6,258,748	4.60%	6,306,512	3.65%
U.S. Southeast	5,362,778	3.95%	18,135,987	10.51%
Total	$135,930,163	100.00%	$172,658,862	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2026, the Company made investments in new and existing portfolio companies of approximately $2.4 million, to which it was not previously contractually committed to provide financial support. During the six months ended June 30, 2025, the Company made investments in new and existing portfolio companies of approximately $24.1 million, to which it was not previously contractually committed to provide financial support. During the six months ended June 30, 2026, the Company made investments of $1.0 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the six months ended June 30, 2025, the Company made investments of $3.6 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the Securities and Exchange Commission (the “SEC”) adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the VaR (“value-at-risk”) test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At June 30, 2026 and December 31, 2025, the Company held no derivative contracts.

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

June 30, 2026

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$19,537,044	$91,726,228	$111,263,272
Unsecured Debt Investments	—	—	120,124	120,124
Equity, Warrants and Other Investments	—	—	24,546,767	24,546,767
Total Investments	$—	$19,537,044	$116,393,119	$135,930,163

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2025	$115,978,726	$—	$33,218,076	$149,196,802
Purchases (including PIK interest)	4,068,521	—	—	4,068,521
Sales and repayments	(26,286,467)	—	(777,100)	(27,063,567)
Amortization	807,575	—	—	807,575
Net realized gains (losses)	(1,639,470)	—	(496,911)	(2,136,381)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Net change in unrealized (depreciation) appreciation	(1,202,657)	120,124	(7,397,298)	(8,479,831)
Fair value at June 30, 2026	$91,726,228	$120,124	$24,546,767	$116,393,119
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2026	$(1,077,266)	$120,124	$(8,242,540)	$(9,199,682)

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$—	$36,086,568	$173,361,546
Purchases (including PIK interest)	22,181,614	—	1,126,752	23,308,366
Sales and repayments	(11,498,159)	—	(2,729,289)	(14,227,448)
Amortization	700,383	—	—	700,383
Net realized gains (losses)	(1,619,698)	—	2,201,041	581,343
Transfers in	—	—	4,949,189	4,949,189
Transfers out	(12,777,727)	—	—	(12,777,727)
Net change in unrealized (depreciation) appreciation	(369,469)	—	768,955	399,486
Fair value at June 30, 2025	$133,891,922	$—	$42,403,216	$176,295,138
Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2025	$(1,500,524)	$—	$2,344,378	$843,854

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the six months ended June 30, 2026, the Company did not transfer any investments among Levels 1, 2 and 3. During the six months ended June 30, 2025, $7,828,538 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the six months ended June 30, 2026, there were no Level 3 transfers due to restructurings. During the six months ended June 30, 2025, $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructurings.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of June 30, 2026	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$84,592,087	Income Approach	Market Yields	11.7%	8.0% - 20.7%
Senior Secured First Lien Debt Investments	1,437,175	Market Comparable Approach	EBITDA Multiple	4.8x	4.8x
Senior Secured First Lien Debt Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	5,696,964	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	120,124	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	24,546,769	Market Comparable Approach	EBITDA multiple	7.9x	1.3x - 19.0x
Equity, Warrants and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
	$116,393,119

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

(2) Weighted by fair value.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

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

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. As of June 30, 2026, the Company had availability to borrow $4.0 million based on the borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

As of June 30, 2026 and December 31, 2025, there were $44.9 million and $58.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash and cash equivalents (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) is held by the trustee of the Capital One Revolving Financing and is restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of June 30, 2026, SPV LLC had assets of $119.5 million, which included $108.8 million of the Company’s portfolio investments at fair value, $0.8 million in accrued interest receivable and $9.9 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. As of December 31, 2025, SPV LLC had assets of $153.2 million, which included $141.8 million of the Company's portfolio investments at fair value, $1.0 million in accrued interest receivable and $10.4 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. For the three and six months ended June 30, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $44.9 million and $48.8 million, respectively, and 6.17%, and 6.22%, respectively. For the three and six months ended June 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $58.0 million and $57.4 million, respectively, and 6.81% and 6.87%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At June 30, 2026 and December 31, 2025, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $44.9 million and $58.9 million, respectively, which the Company concluded was a Level 3 fair value.

As of June 30, 2026, the carrying amount of the Capital One Revolving Financing was approximately $44.5 million aggregate principal balance of $44.9 million net with deferred debt issuance costs of approximately $0.4 million. As of December 31, 2025, the carrying amount of the Capital One Revolving Financing was $58.2 million aggregate principal balance of $58.9 million net with deferred debt issuance costs of $0.7 million.

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

As of June 30, 2026, there was no outstanding principal balance on the 2026 Notes as the 2026 Notes were fully repaid on March 30, 2026 using the net proceeds from the issuance of the Company's Floating Rate Senior Unsecured Notes due 2029, as described below.

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

June 30, 2026

Notes Due 2029

On March 29, 2026, the Company and ICAP, acting in its capacity as "Agent", entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to ICAP, acting in its capacity as ‘Purchaser’ (the “Purchaser”).

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.23372% at June 30, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

As of June 30, 2026, the carrying amount of the 2029 Notes was $63.7 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of approximately $0.2 million and unamortized discount of $1.1 million. As of June 30, 2026, the fair value of the 2029 Notes was $64.4 million. The Company concluded that this was Level 3 fair value under ASC 820.

For the three and six months ended June 30, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $109.9 million and $113.8 million, respectively, and 7.98% and 7.94%,

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

respectively. For the three and six months ended June 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $123.0 million and $122.4 million, respectively, and 5.79% and 5.81%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2026 and December 31, 2025 (excluding unamortized premiums, net, and unamortized debt issuance costs) maturing during the following years:

	June 30, 2026	December 31, 2025
2027	$—	$—
2028	—	—
2029	109,900,000	58,900,000
Total long-term debt	$109,900,000	$58,900,000

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

No quarterly distributions were declared by the Company’s board of directors during the six months ended June 30, 2026.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of June 30, 2026:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$451,846	$—	1.00%	1/2/2031
Accelevation, LLC - Revolver	846,154	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	48,516	—	—	11/6/2028
Argano, LLC - Revolver	144,928	—	0.50%	9/13/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Integrity Marketing Acquisition, LLC DDTL	172,350	—	1.00%	8/25/2028
Integrity Marketing Acquisition, LLC Revolver	168,692	—	0.50%	8/25/2028
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Total Unfunded Commitments	$3,769,665	$—

The following table details the Company’s unfunded commitments to portfolio companies as of December 31, 2025:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$451,846	$—	1.00%	1/2/2031
Accelevation, LLC - Revolver	705,128	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	134,709	—	—	11/6/2028
Argano, LLC - Revolver	144,928	—	1.00%	9/13/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Integrity Marketing Acquisition, LLC DDTL	172,350	—	1.00%	8/25/2028
Integrity Marketing Acquisition, LLC Revolver	168,692	—	0.50%	8/25/2028
Uniguest Holdings - DDTL	1,111,111	—	1.00%	11/27/2030
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Total Unfunded Commitments	$3,714,832	$—

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser for the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Base management fees	$714,933	$851,734	$1,530,524	$1,699,770
Waiver of base management fees	(714,933)	(72,026)	(1,170,716)	(146,169)
Income-based incentive fees	(944)	(118,748)	(944)	(118,748)
Waiver of income-based incentive fees	—	—	—	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	16,226	227,874	269,659	481,897
Total net expense to affiliates	$15,282	$888,834	$628,523	$1,916,750

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$—	$786,986
Income-based incentive fees payable	238,897	239,841
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	36,693	275,037
Total amount due to affiliates	$275,590	$1,301,864

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

For the three and six months ended June 30, 2026, $0.7 million and $1.5 million, respectively, in Base Management Fees were earned by the Adviser, of which $0.7 million and $1.2 million, respectively, were voluntarily waived. As of June 30, 2026, $0 of such fees was payable. For the three and six months ended June 30, 2025, $0.9 million and $1.7 million, respectively, in Base Management Fees were earned by the Adviser, of which $0.1 million and $0.1 million, respectively, were voluntarily waived. As of December 31, 2025 $0.8 million of such fees was payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

June 30, 2026

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

For the three and six months ended June 30, 2026, the Company, the Company wrote off $944 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of June 30, 2026, $238,897 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $3,601 are payable and fees of $235,296 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. For the three and six months ended June 30, 2025, the Company wrote off $118,748 in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of December 31, 2025, $239,841 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $271 are payable and fees of $239,570 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way implies that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

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

As of June 30, 2026 and December 31, 2025, no Capital Gains Fee were accrued, earned or payable to the Adviser under the Advisory Agreement.

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

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

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Company’s board of directors) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $16,226 and $269,659, respectively, under the Administration Agreement for the three and six months ended June 30, 2026. The Company incurred costs of $227,874 and $481,897, respectively, under the Administration Agreement for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the Company recorded an Allocation of Administrative Costs from Adviser Payable of $36,693 and $275,037, respectively, reported within Accrued Expenses and Other Liabilities on the Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

June 30, 2026

license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The chairperson of the Special Committee received a one-time fee of $5,000, and the Special Committee members will collectively receive $5,000 monthly during the Special Committee's review of strategic alternatives. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2026, the Company recorded directors’ fees of $132,996 and 212,948, respectively. For the three and six months ended June 30, 2025, the Company recorded directors' fees of $73,500 and $150,000. At June 30, 2026 and December 31, 2025, the Company recorded directors’ fees payable of $118,403 and $0, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$(1,109,621)	$(656,895)	$(9,738,283)	$1,326,800
Weighted average shares of common stock outstanding	14,432,472	14,419,405	14,432,472	14,416,218
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.08)	$(0.05)	$(0.68)	$0.09

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

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

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Ordinary income and short-term capital gains	$—	100%	$3,460,353	100%
Long-term capital gains	—	—	—	—
Total	$—	100%	$3,460,353	100%

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

Investcorp Credit Management BDC, Inc. and subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

June 30, 2026

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,432,472	$205,930,804	14,406,244	$205,859,495
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	—	—	24,958	70,453
Share repurchases	—	—	—	—
Balance at end of period	14,432,472	$205,930,804	14,431,202	$205,929,948

On August 7, 2025, the Board authorized a new share repurchase program of up to $5 million (the "2025 Stock Repurchase Program") for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. The 2025 Stock Repurchase Program may be suspended or discontinued at any time. Subject to these restrictions, the Company will selectively pursue opportunities to repurchase shares which are accretive to net asset value per share. During the twelve months ended December 31, 2025, the Company repurchased 13,627 shares at an average price per share of $2.84. As of December 31, 2025, all repurchased shares were retired. No shares were repurchased under the share repurchase program during the three and six months ended June 30, 2026.

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For The Six Months Ended June 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$4.12	$5.32
Net investment income	(0.01)	0.05
Net realized and unrealized gains (losses)	(0.67)	0.04
Net increase (decrease) in net assets resulting from operations	(0.68)	0.09
Capital transactions(2)
Dividends from net investment income	—	(0.24)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	—	(0.24)
Net asset value, end of period	$3.44	$5.17
Market value per share, end of period	$1.17	$2.79
Total return based on market value(3)	(56.67)%	0.05%
Shares outstanding at end of period	14,432,472	14,431,202
Ratio/Supplemental Data:
Net assets, at end of period	$49,691,773	$74,533,462
Ratio of total expenses to average net assets(5)	30.42%	22.01%
Ratio of net expenses to average net assets(5)	25.99%	21.63%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	16.46%	10.60%
Ratio of net investment income before fee waiver to average net assets(5)	(5.13)%	1.63%
Ratio of net investment income after fee waiver to average net assets(5)	(0.70)%	2.02%
Total Borrowings	$109,900,000	$135,500,000
Asset Coverage Ratio(4)	1.45	1.55
Portfolio Turnover Rate(6)	2%	9%

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

June 30, 2026

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

Note 13. Other Fee Income

Other fee income includes amendment fees, prepayment fees, structuring fees and other fees. The following table summarizes the Company’s other fee income for the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Amendment fees	$—	$—	$—	$—
Prepayment fees	—	116,942	—	194,054
Other fees	29,990	93,545	103,362	137,457
Total other fee income	$29,990	$210,487	$103,362	$331,511

Note 14. Tax Information

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	June 30, 2026	December 31, 2025
Tax cost	$160,240,062	$190,879,654
Gross unrealized appreciation	12,682,171	11,023,462
Gross unrealized depreciation	(36,992,068)	(29,244,252)
Net unrealized investment depreciation	$(24,309,897)	$(18,220,790)

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

June 30, 2026

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2026 and through August 14, 2026, the Company invested a total of $0.2 million, which included investments in two existing portfolio companies, and received approximately $0.7 million from the repayment of three positions. As of August 14, 2026, the Company had investments in 30 portfolio companies.

In July 2026, the Company formed ICMB Blocker LLC, a wholly owned Taxable Subsidiary treated as a corporation for federal income tax purposes, to hold certain equity investments in portfolio companies treated as pass-through entities and facilitate the Company’s continued qualification as a RIC under the Code.

In August, in order to offset the impact of the Section 851(i) Tax Liabilities pertaining to the 2024 and 2025 tax years, the Adviser has agreed to waive certain current and future management and incentive fees. These include the waiver of an additional $0.6 million of management fees already recognized as of June 30, 2026, $0.2 million of previously earned incentive fees, and $1.1 million future management and incentive fees.

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

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rules or regulations. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.8 billion as of June 30, 2026. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group.” Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

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

From time to time, we may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”) to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of June 30, 2026 and December 31, 2025, we had no Taxable Subsidiaries. See Note 16. “Subsequent Events” in this Quarterly Report on Form 10-Q for information on the Company's Taxable Subsidiaries.

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

As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our board of directors-approved valuation policy, represented 84.2% of our total assets, as compared to 91.4% of our total assets as of December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, there were $44.9 million and $58.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

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

As of June 30, 2026, there was no outstanding principal balance on the 2026 Notes as the 2026 Notes were fully repaid on March 30, 2026 using the net proceeds from the issuance of the Company's Floating Rate Senior Unsecured Notes due 2029, as described below.

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

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.23372% at June 30, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

As of June 30, 2026, the carrying amount of the 2029 Notes was $63.7 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of approximately $0.2 million and unamortized discount of $1.1 million. As of June 30, 2026, the fair value of the 2029 Notes was $64.4 million. The Company concluded that this was Level 3 fair value under ASC 820.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of June 30, 2026, the Company did not hold any non-qualifying assets in its portfolio.

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

As of June 30, 2026, our investment portfolio of $135.9 million (at fair value) consisted of debt and equity investments in 30 portfolio companies, of which 81.85% were first lien investments, 0.09% were unsecured debt investments, and 18.06% were equities, warrants and other positions. At June 30, 2026, our average and largest portfolio company investment at fair value was $4.5 million and $13.2 million, respectively.

As of December 31, 2025, our investment portfolio of $172.7 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 80.76% were first lien investments and 19.24% were in equities, warrants and other positions. At December 31, 2025, our average and largest portfolio company investment at fair value was $4.7 million and $11.4 million, respectively.

As of June 30, 2026 and December 31, 2025, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 9.68% and 10.34%, respectively. As of June 30, 2026 and December 31, 2025, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 7.31% and 7.71%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of June 30, 2026, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At June 30, 2026 and December 31, 2025, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at
	June 30, 2026	December 31, 2025
Commercial Services & Supplies	13.70%	7.89%
Diversified Consumer Services	10.81%	8.57%
Professional Services	9.92%	14.50%
IT Services	9.46%	9.18%
Specialty Retail	8.15%	6.68%
Containers & Packaging	8.07%	6.61%
Trading Companies & Distributors	7.07%	7.82%
Food Products	5.29%	5.87%
Insurance	5.09%	8.87%
Household Durables	4.19%	3.53%
Interactive Media & Services	3.95%	3.15%
Entertainment	3.64%	4.66%
Consumer Staples Distribution & Retail	3.36%	2.68%
Software	3.09%	2.57%
Construction & Engineering	2.90%	2.23%
Automobile Components	1.06%	1.05%
Electronic Equipment, Instruments & Components	0.25%	0.09%
Health Care Providers & Services	—%	4.05%
Total	100.00%	100.00%

During the six months ended June 30, 2026, we made investments in two existing portfolio companies, which totaled approximately $2.4 million. We made investments in one existing portfolio company, to which we were previously contractually committed to provide financial support through the terms of the revolvers and delayed draw term loans, which totaled approximately $1.0 million. Of these investments, 100.00% consisted of first lien investments.

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

At June 30, 2026, 97.6% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.4% bore interest at fixed rates. At December 31, 2025, 98.0% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2026, we had nine investments with aggregate unfunded commitments of $3.8 million, and as of December 31, 2025, we had nine investments with aggregate unfunded commitments of $3.7 million. As of June 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of June 30, 2026			December 31, 2025
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$4,057,713	3.0%	3	$4,323,793	2.5%	3
2	90,613,492	66.6%	28	111,975,828	64.9%	36
3	28,809,976	21.2%	9	43,224,192	25.0%	12
4	12,324,523	9.1%	8	13,125,458	7.6%	8
5	124,459	0.1%	11	9,591	0.0%	9
Total	$135,930,163	100.0%	59	$172,658,862	100.0%	68

Results of Operations

Comparison of the three months ended June 30, 2026 and June 30, 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended June 30, 2026 decreased to $3.1 million from $4.5 million for the three months ended June 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025.

Expenses, net of waivers

Expenses, net of waivers for the three months ended June 30, 2026 decreased to $3.6 million compared to $3.7 million for the three months ended June 30, 2025 primarily due to lower unused fees in 2026 compared to 2025 due to the decrease of the facility size from $100 million to $50 million based on the Sixth Amendment entered into on May 6, 2026 and an increase in the waiver of base management fees.

Net investment income (loss) before taxes

Net investment income (loss) before taxes decreased to ($0.5) million for the three months ended June 30, 2026 from $0.8 million for the three months ended June 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025, partially offset by a decrease in interest expense resulting from lower borrowings under the Revolving Credit Facility in 2026 compared to 2025 and lower unused fees in 2026 compared to 2025 due to the decrease of the facility size from $100 million to $50 million based on the Sixth Amendment entered into on May 6, 2026, and an increase in the waiver of base management fees.

Income tax expense (benefit), including excise tax expense

Income tax expense (benefit), including excise tax expense decreased to ($0.1) million for the three months ended June 30, 2026 compared to $0.5 million for the three months ended June 30, 2025 primarily due to the reversal of the accrual made during the three months ended March 31,2026 in connection with the allocation of 851(i) related tax expense for the prior year, and the reduction in excise tax for the current year due to reduced distributable earnings.

Net realized gain or loss

There was a net realized loss on investments of $2.1 million for the three months ended June 30, 2026 due to the realization of losses associated with the sale of FWS Parent Holding, LLC - Equity Interest, Likewize Corporation Term Loan, and the Term Loan and Revolver positions held in Work Genius Holdings, Inc. and the equity positions held in Work Genius, LLC.

There was a net realized gain on investments of $2.2 million for the three months ended June 30, 2025 primarily due to the realization of a gain associated with the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest.

Net change in unrealized appreciation (depreciation) on investments

We recorded a net change in unrealized appreciation of $1.4 million for the three months ended June 30, 2026 primarily due to changes in marks for AppLogic Networks Parent LLC - Equity Interest, ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Term Loan - Last Out, Max US Bidco Inc. Term Loan B, Work Genius, LLC - Equity Interest, Work Genius, LLC - A-1 Equity Units, Work Genius Holdings, Inc. Term Loan.

We recorded a net change in unrealized depreciation of $3.2 million for the three months ended June 30, 2025, primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, CareerBuilder, LLC Term Loan B3, Fusion Connect, Inc. - Common Stock, 4L Technologies, Inc. - Preferred Stock, Crafty Apes LLC - Common Stock, Klein Hersh, LLC Term Loan - Last Out, and LABL, Inc. Term Loan B and due to the realization of previously unrealized gains resulting from the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest.

Comparison of the six months ended June 30, 2026 and June 30, 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the six months ended June 30, 2026 decreased to $6.7 million from $8.9 million for the six months ended June 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025.

Expenses, net of waivers

Expenses, net of waivers for the six months ended June 30, 2026 decreased to $6.9 million compared to $7.4 million for the six months ended June 30, 2025 primarily due to lower unused fees in 2026 compared to 2025 due to the decrease of the facility size from $100 million to $50 million based on the Sixth Amendment entered into on May 6, 2026 and an increase in the waiver of base management fees.

Net investment income (loss) before taxes

Net investment income (loss) before taxes decreased to ($0.2) million for the six months ended June 30, 2026 from $1.5 million for the six months ended June 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025, partially offset by a decrease in interest expense resulting from lower borrowings under the Revolving Credit Facility in 2026 compared to 2025 and lower unused fees in 2026 compared to 2025 due to the decrease of the facility size from $100 million to $50 million based on the Sixth Amendment entered into on May 6, 2026, and an increase in the waiver of base management fees.

Income tax expense (benefit), including excise tax expense

Income tax expense (benefit), including excise tax expense decreased by $0.8 million resulting in no income tax expense for the six months ended June 30, 2026 compared to $0.8 million for the six months ended June 30, 2025 primarily due to the allocation of 851(i) related tax expense for the prior year, and the reduction in excise tax for the current year due to reduced distributable earnings.

Net realized gain or loss

There was a net realized loss on investments of $2.1 million for the six months ended June 30, 2026 due to the realization of losses associated with the sale of FWS Parent Holding, LLC - Equity Interest, Likewize Corporation Term Loan, and the Term Loan and Revolver positions held in Work Genius Holdings, Inc. and the equity positions held in Work Genius, LLC, offset by the realization of gains associated with the sale of Asurion, LLC Term Loan.

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

Net change in unrealized appreciation (depreciation) on investments

We recorded a net change in unrealized depreciation of $7.4 million for the six months ended June 30, 2026 primarily due to changes in marks for AppLogic Networks Parent LLC - Equity Interest, ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Discovery Behavioral Health, LLC - Preferred Equity, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Term Loan - Last Out, Max US Bidco Inc. Term Loan B, Work Genius, LLC - Equity Interest, Work Genius, LLC - A-1 Equity Units, Work Genius Holdings, Inc. Term Loan.

We recorded a net change in unrealized depreciation of $17.0 thousand for the six months ended June 30, 2025, primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, Crafty Apes LLC - Common Stock, Klein Hersh, LLC Term Loan - Last Out, Bioplan USA, Inc - Common Stock, and CareerBuilder, LLC Term Loan B3, to the realization of previously unrealized gains resulting from the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest and the realization of previously unrealized losses resulting from the restructuring of our investments in American Nuts Holdings, LLC and a write off of our investment in American Teleconferencing Services, Ltd.

Net Asset Value to Adjusted Net Asset Value

To offset a portion of the Section 851(i) Tax Liability, after the quarter ended June 30, 2026, the Adviser agreed to waive $0.2 million of previously earned incentive fees (the "Waiver of Incentive Fee Payable") as well as future management and incentive fees (the

"Waiver of Future Management and Incentive Fees"), in each case until such waivers, together with the $0.6 million management fee waivers already recognized, fully offset the amount of the Section 851(i) Tax Liability. The Waiver of Incentive Fee Payable and the Waiver of Future Management and Incentive Fees were agreed upon after June 30, 2026 and as such are not reflected in the Company's reported net asset value ("NAV") as of June 30, 2026. If the Company were able to recognize the Waiver of Incentive Fee Payable and the Waiver of Future Management and Incentive Fees as of June 30, 2026, NAV would have increased by $1.4 million.

The following table shows a Reconciliation of Net Asset Value to Adjusted Net Asset Value:

Net Asset Value at June 30, 2026	$49,691,773

Waiver of Incentive Fee Payable	238,897

Waiver of Future Management and Incentive Fees	1,143,093

Adjusted Net Asset Value at June 30, 2026	$51,073,763

Adjusted Net Asset Value per Share at June 30, 2026	$3.54

Adjusted NAV represents the Company’s reported NAV, as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), plus the impact of the Waiver of Incentive Fee Payable and the Waiver of Future Management and Incentive Fees, neither of which is reflected in the Company’s reported NAV as of June 30, 2026 as they were agreed to, and relate to fees earned, subsequent to June 30, 2026. The Company believes presenting Adjusted NAV is a useful and appropriate supplemental disclosure for analyzing the Company’s financial performance due to the unique circumstances giving rise to the Section 851(i) Tax Liability. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for NAV or other measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing the Company’s financial performance. A reconciliation of NAV, determined in accordance with U.S. GAAP, to Adjusted NAV, which includes the impact of the Waiver of Incentive Fee Payable and the Waiver of Future Management and Incentive Fees, is detailed in the table above.

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

Cash flows

For the six months ended June 30, 2026, our cash and cash equivalents and restricted cash and cash equivalents balance increased by $5.9 million. During that period, $20.1 million in net cash was provided by operating activities, primarily from proceeds from sales and repayments of investments in portfolio companies of $32.1 million, offset by purchases of investments of $3.4 million in portfolio companies and receivable for investments sold of $3.3 million. During that same period, $14.3 million in net cash was used in financing activities, primarily for the repayment of $14.0 million under the Capital One Revolving Financing and a full repayment of $65.0 million for the 2026 Notes using the proceeds of $65.0 million from the issuance of the 2029 Notes.

Capital resources

As of June 30, 2026, we had $10.9 million of cash and cash equivalents as well as $9.9 million in restricted cash and cash equivalents and $5.1 million of capacity under the Capital One Revolving Financing. As of June 30, 2026, we had $109.9 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 145.2%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2026, our asset coverage for borrowed amounts was 145.2%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026, our off-balance sheet arrangements consisted of $3.8 million in unfunded commitments to six of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $3.7 million in unfunded commitments to six of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to June 30, 2026, and through August 14, 2026, the Company invested a total of $0.2 million, which included investments in two existing portfolio companies, and received approximately $0.7 million from the repayment of three positions. As of August 14, 2026, the Company had investments in 30 portfolio companies.

In July 2026, the Company formed ICMB Blocker LLC, a wholly owned Taxable Subsidiary treated as a corporation for federal income tax purposes, to hold certain equity investments in portfolio companies treated as pass-through entities and facilitate the Company’s continued qualification as a RIC under the Code.

In August, in order to offset the impact of the Section 851(i) Tax Liabilities pertaining to the 2024 and 2025 tax years, the Adviser has agreed to waive certain current and future management and incentive fees. These include the waiver of an additional $0.6 million of management fees already recognized as of June 30, 2026, $0.2 million of previously earned incentive fees, and $1.1 million future management and incentive fees.

If the Company were able to recognize the waiver of incentive fee payable and future management and incentive fees agreed to as of June 30, 2026, NAV would have increased by $1.4 million. See above discussion, "Net Asset Value to Adjusted Net Asset Value".

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At June 30, 2026, 97.6% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index exceeds the floor. As of June 30, 2026, 100.0% of our floating-rate portfolio was subject to interest-rate floors set below the current applicable rate or have no floor. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor and our 2029 Notes, which were issued on March 30, 2026; however, our 2026 Notes, which were repaid on March 30, 2026, bore interest at a fixed rate. As of June 30, 2026, our floating rate borrowings totaled $109.9 million in principal amount, which represented 100.0% of our outstanding debt.

Based on our investment portfolio as of June 30, 2026, with certain interest rate floors and our financing arrangements at June 30, 2026, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 6.99% or (6.52)%, respectively, and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 14.16% or (13.04)%, respectively.

Although management believes that this analysis is indicative of our existing sensitivity as of June 30, 2026 to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2026, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

The Company did not design and maintain effective risk assessment processes to identify and evaluate risks associated with compliance with the qualifying income requirements of section 851(b)(2). This deficiency resulted from the Company not having a formal policy in place to ensure non-qualifying income from portfolio investments treated as pass-through entities and other arrangements that could generate non-qualifying income for purposes of Subchapter M of the Internal Revenue Code are correctly evaluated or forecasted for compliance. As a result, the Company did not design and maintain effective related process-level control activities over such income.

The control deficiencies resulted in immaterial misstatements in our consolidated financial statements as of and for the six months ended December 31, 2024, as of and for the year ended December 31, 2025 and the interim periods within that year. Prior period amounts have been adjusted to reflect the immaterial corrections. The control deficiencies described above created a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.

Management’s Remediation Plan

Subsequent to the end of the second quarter, Management has taken initial steps to address the material weakness by enhancing risk assessment processes and related process-level controls over compliance with the RIC qualifying income requirements. As of July 2026, Management has formed ICMB Blocker LLC, a domestic taxable subsidiary, to hold investments in existing equity investments that may have adverse tax attributes. Additionally, in August, Management presented to the Board of Directors a written accounting policy to establish procedures for the use of blockers and required tax analysis for future equity positions. Management will continue to evaluate these actions and implement additional measures as necessary until the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the six months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the Annual Period ended December 31, 2025 (filed with the SEC on March 30, 2026), except as set forth below. If any such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Risks Related to U.S. Federal Income Tax

We failed to satisfy the qualifying income requirement applicable to RICs for our 2024 Taxable Year and our 2025 Taxable Year, and we may become subject to entity-level U.S. federal income tax if we are unable to cure this failure or otherwise maintain our qualification as a RIC under Subchapter M of the Code.

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement is satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. We determined that we failed to satisfy this qualifying income requirement for our short taxable year ended December 31, 2024 and for our taxable year ended December 31, 2025, as a result of gross income allocated to us by Arborworks Acquisition, LLC, an underlying portfolio investment, that did not constitute qualifying income under Section 851(b)(2) of the Code. We believe that we are eligible to rely on and intend to rely on the cure provisions of Section 851(i) of the Code, which permit a RIC to cure a qualifying income failure by disclosing the failure to the Internal Revenue Service (the “IRS”) and paying an additional tax based on the amount of nonqualifying income. We have submitted a request to the IRS for a closing agreement confirming that we will be treated as having satisfied the qualifying income requirement and thus maintained our RIC qualification for the affected taxable years. We estimate that the additional tax payable in connection with the requested cure would be $0.9 million for the taxable year ended December 31, 2025 and $1.1 million for the short taxable year ended December 31, 2024. There can be no assurance that the IRS will grant the requested closing agreement or agree that our failure was due to reasonable cause and not willful neglect. If the IRS does not grant relief under Section 851(i), we would fail to qualify as a RIC for the affected taxable years and would become subject to entity-level U.S. federal income tax on our taxable income for those years, which could substantially reduce our net assets and the amount available for distribution to our stockholders. Risks Related to U.S. Federal Income Tax We failed to satisfy the qualifying income requirement applicable to RICs for our 2024 Taxable Year and our 2025 Taxable Year, and we may become subject to entity-level U.S. federal income tax if we are unable to cure this failure or otherwise maintain our qualification as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement is satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. We determined that we failed to satisfy this qualifying income requirement for our short taxable year ended December 31, 2024 and for our taxable year ended December 31, 2025, as a result of gross income allocated to us by Arborworks Acquisition, LLC, an underlying portfolio investment, that did not constitute qualifying income under Section 851(b)(2) of the Code. We believe that we are eligible to rely on and intend to rely on the cure provisions of Section 851(i) of the Code, which permit a RIC to cure a qualifying income failure by disclosing the failure to the Internal Revenue Service (the “IRS”) and paying an additional tax based on the amount of nonqualifying income. We have submitted a request to the IRS for a closing agreement confirming that we will be treated as having satisfied the qualifying income requirement and thus maintained our RIC qualification for the affected taxable years. We estimate that the additional tax payable in connection with the requested cure would be $0.9 million for the taxable year ended December 31, 2025 and $1.1 million for the short taxable year ended December 31, 2024. There can be no assurance that the IRS will grant the requested closing agreement or agree that our failure was due to reasonable cause and not willful neglect. If the IRS does not grant relief under Section 851(i), we would fail to qualify as a RIC for the affected taxable years and would become subject to entity-level U.S. federal income tax on our taxable income for those years, which could substantially reduce our net assets and the amount available for distribution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, we did not issue shares of common stock under our dividend reinvestment plan. Issuances under our dividend reinvestment plan are not subject to the registration requirements under the Securities Act. No cash payments were made for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Nasdaq Notice

On August 13, 2026, the Company received a written notice from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that, for the 30 consecutive business day period between July 1, 2026 through August 12, 2026, the Company’s Common Stock had not maintained a minimum bid price of $1.00 per share, required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Nasdaq’s written notice does not result in the immediate delisting of the Common Stock from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has 180 calendar days, or until February 9, 2027 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price for the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to transfer its listing to the Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional 180-day compliance period, such as by effecting a reverse stock split, if necessary. As part of its review process, the Staff will make a determination of whether it believes the Company will be able to cure this deficiency. If it appears to the Staff that the Company will not be able to cure the deficiency or if the Company does not meet the other listing standards, then the Staff will provide written notice to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Hearing Panel, such appeal would be successful. The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, the Company may not regain compliance with such requirement.

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

Dated: August 14, 2026

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Andrew Muns

Robert Andrew Muns
Chief Financial Officer
(Principal Financial Officer)