Form 10-Q
period 2026-09-30
Investcorp Credit Management BDC, Inc.
filed 2026-11-12
CIK 1578348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ICMB	The NASDAQ Global Select Market

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 12, 2026 was 14,432,472.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and the nine months ended September 30, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	10
	Notes to the Unaudited Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

SIGNATURES		59

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $146,871,938 and $177,110,265, respectively)	$124,330,108	$159,985,717
Affiliated investments, at fair value (amortized cost of $14,033,671 and $13,340,494, respectively)	8,399,491	12,673,145
Total investments, at fair value (amortized cost of $160,905,609 and $190,450,759, respectively)	132,729,599	172,658,862
Cash and cash equivalents	9,535,278	4,582,403
Restricted cash and cash equivalents	9,224,004	10,416,042
Principal receivable	6,242	55,377
Interest receivable	719,485	808,703
Payment-in-kind interest receivable	154,998	190,790
Prepaid expenses and other assets	315,527	124,928
Total Assets	$152,685,133	$188,837,105
Liabilities
Debt:
Revolving credit facility	$39,900,000	$58,900,000
2029 Notes payable	65,000,000	—
2026 Notes payable	—	65,000,000
Deferred debt issuance costs	(526,425)	(754,121)
Unamortized discount	(1,014,576)	(17,778)
Debt, net	103,358,999	123,128,101
Interest payable	2,003,052	1,887,457
Base management fees payable	—	786,986
Income-based incentive fees payable	—	232,541
Deferred income liability	—	440,084
Directors' fees payable	129,363	—
Accrued expenses and other liabilities	3,545,037	4,211,016
Total Liabilities	109,036,451	130,686,185
Commitments and Contingencies (see Note 6)
Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 14,432,472 and 14,432,472 shares issued and outstanding, respectively)	14,432	14,432
Additional paid-in capital	203,128,982	203,128,982
Distributable earnings (loss)	(159,494,732)	(144,992,494)
Total Net Assets	43,648,682	58,150,920
Total Liabilities and Net Assets	$152,685,133	$188,837,105
Net Asset Value Per Share	$3.02	$4.03

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
Interest income
Non-controlled, non-affiliated investments	$2,779,327	$3,888,504	$8,603,462	$11,155,389
Non-controlled, affiliated investments	14,182	—	41,104	(1,934)
Total interest income	2,793,509	3,888,504	8,644,566	11,153,455
Payment-in-kind interest income
Non-controlled, non-affiliated investments	106,804	340,359	393,908	1,102,374
Non-controlled, affiliated investments	204,057	—	585,620	21,137
Total payment-in-kind interest income	310,861	340,359	979,528	1,123,511
Dividend income
Non-controlled, non-affiliated investments	—	—	61,659	81,607
Non-controlled, affiliated investments	—	—	—	—
Total dividend income	—	—	61,659	81,607
Payment-in-kind dividend income
Non-controlled, non-affiliated investments	—	—	—	452,742
Non-controlled, affiliated investments	—	—	—	—
Total payment-in-kind dividend income	—	—	—	452,742
Other fee income
Non-controlled, non-affiliated investments	25,304	127,621	128,666	459,132
Non-controlled, affiliated investments	—	—	—	—
Total other fee income	25,304	127,621	128,666	459,132
Other income	10,050	—	10,625	—
Total investment income	3,139,724	4,356,484	9,825,044	13,270,447
Expenses:
Interest expense	3,522,736	2,029,835	7,445,305	5,717,997
Base management fees	642,098	877,923	2,172,622	2,577,693
Income-based incentive fees	—	(18,802)	(944)	(137,550)
Professional fees	945,726	246,313	1,945,542	864,883
Allocation of administrative costs from Adviser	198,486	225,390	468,145	707,287
Amortization of deferred debt issuance costs	54,384	153,823	483,877	461,471
Amortization of original issue discount	50,337	17,778	117,904	53,333
Insurance expense	97,361	125,612	296,259	372,123
Directors' fees	129,363	76,500	342,311	226,500
Custodian and administrator fees	69,802	70,791	204,730	219,028
Other expenses	117,433	84,848	393,943	368,735
Total expenses	5,827,726	3,890,011	13,869,694	11,431,500
Waiver of base management fees	(642,098)	(102,658)	(1,812,814)	(248,827)
Waiver of income-based incentive fees	(231,597)	—	(231,597)	—
Net expenses	4,954,031	3,787,353	11,825,283	11,182,673
Net investment income (loss) before taxes	(1,814,307)	569,131	(2,000,239)	2,087,774
Income tax expense (benefit), including excise tax expense	840	586,622	840	1,949,504
Net investment income (loss) after taxes	(1,815,147)	(17,491)	(2,001,079)	138,270
Net realized and unrealized gain/(loss) on investments:
Net realized gain (loss) from investments
Non-controlled, non-affiliated investments	—	—	(2,117,046)	581,343
Non-controlled, affiliated investments	—	—	—	—
Net realized gain (loss) from investments	—	—	(2,117,046)	581,343
Net change in unrealized appreciation (depreciation) in value of investments
Non-controlled, non-affiliated investments	(1,622,748)	(1,307,380)	(5,417,282)	(779,718)
Non-controlled, affiliated investments	(1,326,060)	(461,615)	(4,966,831)	(1,006,300)
Net change in unrealized appreciation (depreciation) on investments	(2,948,808)	(1,768,995)	(10,384,113)	(1,786,018)
Total realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(2,948,808)	(1,768,995)	(12,501,159)	(1,204,675)
Net increase (decrease) in net assets resulting from operations	$(4,763,955)	$(1,786,486)	$(14,502,238)	$(1,066,405)
Basic and diluted:
Earnings per share	$(0.33)	$(0.12)	$(1.00)	$(0.07)
Weighted average shares of common stock outstanding	14,432,472	14,431,202	14,432,472	14,421,267
Distributions paid per common share	$—	$0.14	$—	$0.38

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Net assets at beginning of period	$48,412,637	$73,861,045	$58,150,920	$76,530,864
Increase (decrease) in net assets resulting from operations:
Net investment income (loss) after taxes	(1,815,147)	(17,491)	(2,001,079)	138,270
Net realized gain (loss) from investments	—	—	(2,117,046)	581,343
Net change in unrealized appreciation (depreciation) on investments	(2,948,808)	(1,768,995)	(10,384,113)	(1,786,018)
Net increase (decrease) in net assets resulting from operations	(4,763,955)	(1,786,486)	(14,502,238)	(1,066,405)
Stockholder distributions:
Distributions from net investment income	—	(2,020,368)	—	(5,480,721)
Distributions from capital gains	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	—	(2,020,368)	—	(5,480,721)
Capital transactions:
Reinvestments of stockholder distributions	—	—	—	70,453
Net increase (decrease) in net assets resulting from capital transactions	—	—	—	70,453
Net increase (decrease) in net assets	(4,763,955)	(3,806,854)	(14,502,238)	(6,476,673)
Net assets at end of period	$43,648,682	$70,054,191	$43,648,682	$70,054,191

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(14,502,238)	$(1,066,405)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(4,098,726)	(28,376,358)
Payment-in-kind interest and dividends	(1,015,320)	(1,472,740)
Sales and repayments of investments	33,808,126	25,092,011
Net realized (gain) loss on investments	2,117,046	(581,343)
Net change in unrealized appreciation/depreciation on investments	10,384,113	1,786,018
Amortization of discount/premium on investments	(1,265,976)	(965,678)
Amortization of deferred debt issuance costs	483,877	461,471
Amortization of original issue discount	(996,798)	53,333
Net (increase) decrease in operating assets:
Principal receivable	49,135	424,051
Interest receivable	89,218	(141,839)
Payment-in-kind interest receivable	35,792	(103,513)
Long-term receivable	—	489,365
Short-term receivable	—	(191,407)
Prepaid expenses and other assets	(190,599)	(214,304)
Net increase (decrease) in operating liabilities:
Payable for investments purchased	—	1,660,636
Interest payable	115,595	940,866
Base management fees payable	(786,986)	6,049
Income-based incentive fees payable	(232,541)	(137,550)
Deferred income liability	(440,084)	517,499
Directors fees payable	129,363	(81,323)
Accrued expenses and other liabilities	(665,979)	1,548,423
Net cash (used in) provided by operating activities	23,017,018	(352,738)
Cash Flows from Financing Activities:
Payments for deferred financing costs	(256,181)	—
Distributions to stockholders	—	(5,118,649)
Proceeds from borrowing on revolving financing facility	—	18,500,000
Repayments of borrowing on revolving financing facility	(19,000,000)	(13,500,000)
Proceeds from 2029 Notes payable	65,000,000	—
Repayments of borrowing on 2026 Notes payable	(65,000,000)	—
Net cash (used in) provided by financing activities	(19,256,181)	(118,649)
Net change in cash and cash equivalents	3,760,837	(471,387)
Cash and cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	14,998,445	12,104,547
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$18,759,282	$11,633,160
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$7,269,759	$4,777,130
Cash paid for taxes	$472,941	$469,862
Issuance of shares pursuant to Dividend Reinvestment Plan	$—	$70,453
Non-cash purchase of investments	$(171,366)	$(11,306,892)
Non-cash sale of investments	$171,366	$11,306,892
	September 30, 2026	September 30, 2025
Cash and cash equivalents	$9,535,278	$3,860,953
Restricted cash and cash equivalents	9,224,004	7,772,207
Cash and cash equivalents and restricted cash and cash equivalents	$18,759,282	$11,633,160

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

(Unaudited)

September 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	$1,018,491	$876,340	$646,213	1.48%	(4)(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	823,034	1.89%	(4)(7)
Total Automobile Components					1,993,193	1,469,247
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,572,999	2,572,999	2,572,999	5.89%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,427,188	1,427,188	1,427,188	3.27%	(4)(5)
Northstar Group Services, Inc. Term Loan	3M S + 4.75% (0.50% Floor)		5/31/2030	5,376,250	5,358,038	5,421,626	12.42%	(3)(8)
Total Commercial Services & Supplies					9,358,225	9,421,813
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 5.75% (1.50% Floor)		5/3/2029	4,293,455	4,265,004	3,241,559	7.43%	(8)
Total Construction & Engineering					4,265,004	3,241,559
Containers & Packaging
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,889,592	5,865,488	13.44%	(8)
Total Containers & Packaging					5,889,592	5,865,488
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.75% (0.75% Floor)		10/2/2028	4,836,852	4,808,559	4,824,760	11.05%	(8)
Axiom Global Inc. Term Loan (Add On)	3M S + 4.75% (0.75% Floor)		10/2/2028	1,485,000	1,488,111	1,481,288	3.39%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,408,317	3.23%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,028,676	7,006,155	7,028,676	16.10%	(8)
Total Diversified Consumer Services					14,777,503	14,743,041
Food Products
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,829,546	7,649,552	7,389,134	16.93%	(3)(8)
Total Food Products					7,649,552	7,389,134
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 2.50% + 5.00% PIK (1.00% Floor)		10/15/2026	7,741,855	7,027,386	6,237,121	14.29%	(4)(7)(8)
Total Household Durables					7,027,386	6,237,121

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	$7,067,277	$7,053,220	$7,067,277	16.19%	(5)(8)
Total Insurance					7,053,220	7,067,277
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,591,667	5,519,693	5,563,708	12.75%	(5)(8)
Total Interactive Media & Services					5,519,693	5,563,708
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,252,558	7,157,351	7,252,558	16.62%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,396,023	4,334,137	4,396,023	10.07%	(5)
Total IT Services					11,491,488	11,648,581
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,944,728	2,934,173	2,944,728	6.75%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.76%		4/27/2028	11,388,045	8,753,610	11,388,045	26.09%	(8)(9)
Total Professional Services					11,687,783	14,332,773
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 6.00%		3/4/2030	1,825,100	1,825,100	1,825,100	4.18%	(4)(8)
Total Software					1,825,100	1,825,100
Specialty Retail
ALCV Purchaser, Inc. Term Loan	1M S + 6.75% (1.00% Floor)		4/17/2028	2,962,421	2,938,790	2,955,015	6.77%
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,895,000	6,850,714	6,903,619	15.82%	(3)
Total Specialty Retail					9,789,504	9,858,634
Trading Companies & Distributors
Xenon Arc, Inc. - Term Loan	3M S + 6.00% (0.75% Floor)		12/20/2028	8,602,500	8,602,500	8,430,450	19.31%	(8)
Total Trading Companies & Distributors					8,602,500	8,430,450
Total Senior Secured First Lien Debt Investments					106,929,743	107,093,926	245.36%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$164,679	0.38%	(6)(7)(8)
Total Professional Services					—	164,679	0.38%
Total Unsecured Debt Investments					—	164,679	0.38%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(12)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	44	—%	(6)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		3,385,676	46,169	4,401	0.01%	(6)
Total Automobile Components					14,382,960	4,445
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)(14)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	6,719,106	15.39%	(6)(14)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)(14)
Total Commercial Services & Supplies					4,362,023	6,719,106
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,098,864	9.39%	(6)
Total Containers & Packaging					1,708,942	4,098,864
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	2,249	0.01%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	114,112	0.26%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	185,056	0.42%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	301,417
Health Care Providers & Services
Discovery Behavioral Health, Inc. - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	—	—%	(6)
Total Health Care Providers & Services					4,000,000	—
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	1,163,165	2.67%	(7)
Total IT Services		10/3/2022			8,829,795	1,163,165
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	378,000	0.87%	(6)(14)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	880,000	2.02%	(6)(13)
Total Professional Services					700,000	1,258,000
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,385,557	5.47%	(6)
Total Software					2,744,209	2,385,557
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,140,949	2.61%	(6)(13)
Total Trading Companies & Distributors					808,717	1,140,949
Total Equity, Warrants and Other Investments					39,942,195	17,071,503	39.11%
Total Non-Controlled/Non-Affiliated Investments					$146,871,938	$124,330,108	284.85%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2026

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost/ Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (15)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,209,164	2,209,164	2,087,660	4.78%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,209,164	2,209,164	2,060,045	4.72%	(4)(8)(11)
American Nuts Holdings, LLC Term Loan C	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	81,754	81,754	81,345	0.19%	(4)(8)(11)
Total Consumer Staples Distribution & Retail					4,500,082	4,229,050
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,399,002	2,360,201	2,237,070	5.13%	(4)(5)(8)(10)
Total Entertainment					2,360,201	2,237,070
Total Senior Secured First Lien Debt Investments					6,860,283	6,466,120	14.81%
Equity, Warrants and Other Investments(12)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	399,571	0.92%	(6)(8)(14)
Total Consumer Staples Distribution & Retail					2,204,980	399,571
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	1,533,800	3.51%	(6)(8)(14)
Total Entertainment					4,968,408	1,533,800
Total Equity, Warrants and Other Investments					7,173,388	1,933,371	4.43%
Total Non-Controlled/Affiliated Investments					$14,033,671	$8,399,491	19.24%
Total Investments					$160,905,609	$132,729,599	304.09%

* All investments of the Investcorp Credit Management BDC, Inc. (the "Company") are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of September 30, 2026 for additional information on our restricted securities.
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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

(Unaudited)

September 30, 2026

(12)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $19,004,874 at fair value and represented 43.54% of the Company’s net assets.
(13)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(14)
This investment is held by the Company indirectly through ICMB Blocker LLC.
(15)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of September 30, 2026, the Company had no “Control Investments.”

Transactions related to investments in non-controlled “Affiliated Investments” for the nine months ended September 30, 2026 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2025 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor))	$1,867,369	$195,828	$—	$—	$24,463	$2,087,660	$200,684
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor))	1,827,102	195,828	—	—	37,115	2,060,045	200,684
	Senior Secured First Lien Debt - T/L-C (3M S + 8.50% PIK (1.00% Floor))	—	81,754	—	—	(409)	81,345	5,195
	Class A Units(e)	928,035	—	—	—	(528,464)	399,571	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor))	2,125,975	219,767	—	—	(108,672)	2,237,070	220,161
	Common Stock(e)	5,924,664	—	—	—	(4,390,864)	1,533,800	—
		$12,673,145	$693,177	$—	$—	$(4,966,831)	$8,399,491	$626,724

(a)
The fair value of all investments was determined using significant unobservable inputs.
(b)
Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments and PIK interest.
(c)
Gross reductions include decreases in the total cost basis of investment repayments from principal repayments or sales.
(d)
Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in the Affiliate category.
(e)
Investment is non-income producing.

PIK — Payment-In-Kind

1M S — 1-month SOFR (3.91% as of September 30, 2026)

3M S — 3-month SOFR (4.08% as of September 30, 2026)

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured First Lien Debt Investments
Automobile Components
Techniplas Foreign Holdco LP Exit Term Loan	10.00% PIK		6/18/2027	945,001	$876,340	$747,080	1.28%	(4)(7)
Techniplas Foreign Holdco LP Term Loan	17.00% PIK		12/19/2026	1,159,774	1,116,853	978,270	1.68%	(4)(7)
Total Automobile Components					1,993,193	1,725,350
Commercial Services & Supplies
Arborworks Acquisition LLC - Reinstated Take Back Term Loan	1M S + 6.50% PIK (1.00% Floor)		11/6/2028	2,375,727	2,375,727	2,375,727	4.09%	(4)(8)
Arborworks Acquisition LLC - Revolver	15.00% PIK		11/6/2028	1,107,527	1,107,527	1,107,527	1.90%	(4)(5)
Northstar Group Services, Inc. Term Loan	6M S + 4.75% (0.50% Floor)		5/31/2030	5,417,500	5,396,108	5,471,675	9.41%	(3)(8)
Total Commercial Services & Supplies					8,879,362	8,954,929
Construction & Engineering
Congruex Group LLC Term Loan B	3M S + 1.50% + 5.00% PIK (1.50% Floor)		5/3/2029	4,224,541	4,188,783	3,844,332	6.61%	(4)(8)
Total Construction & Engineering					4,188,783	3,844,332
Containers & Packaging
Bioplan USA, Inc. - Priority Term Loan	3M S + 10.00% (4.00% Floor)		3/8/2027	571,998	576,345	583,438	1.00%	(8)
Bioplan USA, Inc. - Take Back Term Loan	3M S + 7.75% (4.00% Floor)		3/8/2028	6,000,500	5,840,378	5,880,490	10.11%	(4)(8)
Total Containers & Packaging					6,416,723	6,463,928
Diversified Consumer Services
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	4,873,964	4,836,029	4,825,224	8.30%	(8)
Axiom Global Inc. Term Loan	3M S + 4.50% (0.75% Floor)		10/2/2028	1,496,250	1,500,414	1,481,287	2.55%	(8)
KNS MidCo Corp. / Wellfull Inc. Term Loan A	1M S + 5.00% (1.00% Floor)		4/19/2030	1,474,678	1,474,678	1,441,498	2.48%	(8)
LaserAway Intermediate Holdings II, LLC Term Loan	3M S + 5.75% (0.75% Floor)		10/14/2027	7,084,020	7,046,516	7,048,600	12.12%	(8)
Total Diversified Consumer Services					14,857,637	14,796,609
Food Products
INW Manufacturing, LLC Term Loan	3M S + 5.75% (0.75% Floor)		3/25/2027	3,937,500	3,906,562	3,898,125	6.70%	(8)
Max US Bidco Inc. Term Loan B	3M S + 5.00%		10/2/2030	7,889,773	7,682,081	6,232,920	10.72%	(3)(8)
Total Food Products					11,588,643	10,131,045
Household Durables
Easy Way Leisure Corporation Term Loan	3M S + 7.50% (1.00% Floor)		1/15/2026	7,593,877	7,585,103	6,094,086	10.48%	(7)(8)
Total Household Durables					7,585,103	6,094,086

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Senior Secured First Lien Debt Investments, continued
Insurance
Asurion, LLC Term Loan	1M S + 4.00%		8/21/2028	4,910,586	$4,890,122	$4,922,862	8.47%	(3)(8)
Integrity Marketing Acquisition, LLC Term Loan	3M S + 5.00% (0.75% Floor)		8/25/2028	6,948,103	6,930,071	6,948,103	11.95%	(5)(8)
Likewize Corporation Term Loan	3M S + 5.75% (0.50% Floor)		8/27/2029	3,529,167	3,445,912	3,440,937	5.92%	(8)
Total Insurance					15,266,105	15,311,902
Interactive Media & Services
Uniguest Holdings Term Loan	1M S + 5.00% (1.00% Floor)		11/27/2030	5,500,000	5,418,213	5,445,000	9.36%	(5)(8)
Total Interactive Media & Services					5,418,213	5,445,000
IT Services
Argano, LLC Term Loan	1M S + 5.50% (1.00% Floor)		9/13/2029	7,304,176	7,188,058	7,285,916	12.53%	(5)(8)
Accelevation, LLC Term Loan	1M S + 4.50% (0.75% Floor)		1/2/2031	4,182,767	4,124,781	4,182,767	7.19%	(5)(8)
Accelevation, LLC - Revolver	1M S + 4.50% (0.75% Floor)		1/2/2031	141,026	130,073	141,026	0.24%	(5)
Total IT Services					11,442,912	11,609,709
Professional Services
Crisis Prevention Institute, Inc. Term Loan	3M S + 4.00% (0.50% Floor)		4/9/2031	2,970,000	2,957,952	2,970,000	5.11%	(8)
Klein Hersh, LLC Term Loan - Last Out	3M S + 0.68%		4/27/2028	11,523,913	7,936,181	10,054,614	17.29%	(8)(9)
Work Genius Holdings, Inc. Term Loan	3M S + 7.00% (1.00% Floor)		6/7/2027	9,651,923	9,618,129	8,831,510	15.19%	(8)
Work Genius Holdings, Inc. Term Loan - Add On	3M S + 7.00% (1.00% Floor)		6/7/2027	1,076,113	1,076,112	984,643	1.69%	(8)
Work Genius Holdings, Inc - Revolver	3M S + 7.00% (1.00% Floor)		6/7/2027	750,000	750,000	686,250	1.18%
Total Professional Services					22,338,374	23,527,017
Software
AppLogic Networks Parent LLC - Sandvine Exit TL	3M S + 1.00% + 5.00% PIK		3/4/2030	1,802,568	1,802,568	1,793,555	3.08%	(4)(8)
Total Software					1,802,568	1,793,555
Specialty Retail
ALCV Purchaser, Inc. Term Loan	3M S + 6.75% (1.00% Floor)		4/15/2026	4,700,000	4,694,821	4,700,000	8.08%	(8)
American Auto Auction Group, LLC Term Loan	3M S + 4.50%		5/28/2032	6,947,500	6,898,503	6,834,603	11.75%	(3)(8)
Total Specialty Retail					11,593,324	11,534,603
Trading Companies & Distributors
PVI Holdings, Inc. Term Loan - Last Out	3M S + 5.05% (1.00% Floor)		1/18/2028	3,870,000	3,853,119	3,870,000	6.66%	(8)(10)
Xenon Arc, Inc. - Term Loan	3M S + 5.75% (0.75% Floor)		12/20/2028	8,670,000	8,670,000	8,518,275	14.65%	(8)
Total Trading Companies & Distributors					12,523,119	12,388,275
Total Senior Secured First Lien Debt Investments					135,894,059	133,620,340	229.78%
Unsecured Debt Investments
Professional Services
Klein Hersh, LLC Senior Subordinated Note			4/27/2032	2,184,078	$—	$—	—%	(7)(8)
Total Professional Services					—	—	—%
Total Unsecured Debt Investments					—	—	—%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Non-Affiliated Investments, continued
Equity, Warrants and Other Investments(13)
Automobile Components
Techniplas Foreign Holdco LP - Equity Interest		6/19/2020		879,559	14,336,791	8,092	0.01%	(6)(15)
Techniplas Foreign Holdco LP - Class C Preferred Units		12/5/2024		2,989,254	46,169	75,644	0.13%	(6)(15)
Total Automobile Components					14,382,960	83,736
Commercial Services & Supplies
ArborWorks, LLC A-1 - Common Units		11/24/2021		1,035	—	—	—%	(6)
ArborWorks, LLC A-1 - Preferred Units		11/24/2021		8,633	4,362,023	4,670,813	8.03%	(6)
ArborWorks, LLC B-1 - Preferred Units		11/24/2021		8,633	—	—	—%	(6)
Total Commercial Services & Supplies					4,362,023	4,670,813
Containers & Packaging
Bioplan USA, Inc. - Common Stock		3/8/2023		292,150	1,708,942	4,949,021	8.51%	(6)
Total Containers & Packaging					1,708,942	4,949,021
Electronic Equipment, Instruments & Components
4L Technologies, Inc. - Common Stock		2/4/2020		149,918	2,171,581	1,499	—%	(6)
4L Technologies, Inc. - Preferred Stock		5/28/2020		2,289	209,004	58,830	0.10%	(6)
4L Technologies, Inc. - Preferred Stock		7/2/2025		250	24,964	95,422	0.16%	(6)
Total Electronic Equipment, Instruments & Components					2,405,549	155,751
Health Care Providers & Services
Discovery Behavioral Health, Inc. - Preferred Equity	13.50% PIK	10/10/2023		4,000	4,000,000	7,000,000	12.04%	(6)
Total Health Care Providers & Services					4,000,000	7,000,000
IT Services
Fusion Connect, Inc. - Backstop Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Common Stock		1/18/2022		230,191	1,184,606	—	—%	(6)
Fusion Connect, Inc. - Equity Investor Warrants		1/18/2022		1,345,747	—	—	—%	(6)
Fusion Connect, Inc. - Investor Warrants		1/12/2022		8,904,634	—	—	—%	(6)
Fusion Connect, Inc. - Series A Preferred	12.50% PIK	1/12/2022		500	7,645,189	4,148,090	7.13%	(7)
FWS Parent Holding, LLC - Equity Interest		10/3/2022		4,405	100,000	94,581	0.16%	(6)
Total IT Services					8,929,795	4,242,671
Professional Services
CF Arch Holdings LLC - Equity Interest		8/11/2022		200,000	200,000	348,000	0.60%	(6)
Victors CCC Aggregator LP - Equity Interest		5/27/2022		500,000	500,000	825,000	1.42%	(6)(14)
Work Genius, LLC - Equity Interest		6/6/2022		500	500,000	117,480	0.20%	(6)
Work Genius, LLC - A-1 Equity Units		3/31/2025		922	674,011	216,707	0.37%	(6)
Total Professional Services					1,874,011	1,507,187
Software
AppLogic Networks Parent LLC - Equity Interest		3/3/2025		130,074	2,744,209	2,636,600	4.53%	(6)
Total Software					2,744,209	2,636,600
Trading Companies & Distributors
Pegasus Aggregator Holdings LP - Equity Interest		2/28/2022		9	$808,717	$1,119,598	1.93%	(6)(14)
Total Trading Companies & Distributors					808,717	1,119,598
Total Equity, Warrants and Other Investments					41,216,206	26,365,377	45.34%
Total Non-Controlled/Non-Affiliated Investments					$177,110,265	$159,985,717	275.12%

See notes to unaudited consolidated financial statements.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments*(1)(2)	Interest Rate	Initial Acquisition Date	Maturity Date	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Non-Controlled/Affiliated Investments (15)
Senior Secured First Lien Debt Investments
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Term Loan A	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,867,369	3.21%	(4)(8)(13)
American Nuts Holdings, LLC Term Loan B	3M S + 8.50% PIK (1.00% Floor)		3/28/2028	2,013,336	2,013,336	1,827,102	3.14%	(4)(8)(13)
Total Consumer Staples Distribution & Retail					4,026,672	3,694,471
Entertainment
Crafty Apes, LLC Term Loan - Second Out	1M S + 6.50% PIK (1.00% Floor)		6/1/2027	2,220,339	2,140,434	2,125,975	3.66%	(4)(5)(8)(12)
Total Entertainment					2,140,434	2,125,975
Total Senior Secured First Lien Debt Investments					6,167,106	5,820,446	10.01%
Equity, Warrants and Other Investments(13)
Consumer Staples Distribution & Retail
American Nuts Holdings, LLC Class A Units		3/28/2025		6,784	2,204,980	928,035	1.60%	(6)(8)
Total Consumer Staples Distribution & Retail					2,204,980	928,035
Entertainment
Crafty Apes LLC - Common Stock		11/20/2024		810	4,968,408	5,924,664	10.19%	(6)(8)
Total Entertainment					4,968,408	5,924,664
Total Equity, Warrants and Other Investments					7,173,388	6,852,699	11.78%
Total Non-Controlled/Affiliated Investments					$13,340,494	$12,673,145	21.79%
Total Investments					$190,450,759	$172,658,862	296.92%

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

December 31, 2025

(13)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $33,218,076 at fair value and represented 57.12% of the Company’s net assets.
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

Transactions related to investment in non-controlled “Affiliated Investments” for the twelve months ended December 31, 2025 were as follows:

Portfolio Company	Type of Investment(a)	December 31, 2024 Value	Gross Additions (b)	Gross Reductions (c)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(d)
American Nuts Holdings, LLC	Senior Secured First Lien Debt - T/L-A (3M S + 8.50% PIK (1.00% Floor))	$—	$2,013,336	$—	$—	$(145,967)	$1,867,369	$193,936
	Senior Secured First Lien Debt - T/L-B (3M S + 8.50% PIK (1.00% Floor))	—	2,013,336	—	—	(186,234)	1,827,102	193,936
	Class A Units(e)	—	2,204,980	—	—	(1,276,945)	928,035	—
Crafty Apes, LLC	Senior Secured First Lien Debt - Second Out Investment (1M S + 6.50% PIK (1.00% Floor))	—	2,133,984	—	—	(8,009)	2,125,975	273,917.00
	Common Stock(e)	—	4,504,410	—	—	1,420,254	5,924,664	—
		$—	$12,870,046	$—	$—	$(196,901)	$12,673,145	$661,789

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2026

Note 1. Organization

Investcorp Credit Management BDC, Inc. (“ICMB” or the “Company”), a Maryland corporation formed in May 2013, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) for U.S. federal income tax purposes. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies (“ASC 946”).

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

CM Investment Partners LLC (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment advisory agreement with the Company (the “Advisory Agreement”). On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank Holdings B.S.C., acquired the interests in the Adviser, which were previously held by the Cyrus Funds and Stifel and paid off certain debt owed by the Adviser, resulting in Investcorp having a majority ownership interest in the Adviser (the “Investcorp Transaction”). On August 30, 2019, CM Finance, Inc. changed its name to Investcorp Credit Management BDC, Inc. On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC, its parent entity, and the entity that manages Investcorp’s US credit management regulated entities.

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

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

has a market capitalization of less than $250 million. As of September 30, 2026, the Company did not hold any non-qualifying assets in its portfolio.

From time to time, the Company may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). In July 2026, the Company formed ICMB Blocker LLC, a Delaware limited liability company and wholly owned Taxable Subsidiary treated as a corporation for federal income tax purposes, to hold certain equity investments in portfolio companies treated as pass-through entities and facilitate the Company’s continued qualification as a RIC under the Internal Revenue Code (the “Code”). This was the only Taxable Subsidiary held at September 30, 2026. At December 31, 2025, the Company had no Taxable Subsidiaries.

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

As permitted under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, CM Finance SPV Ltd. (“SPV”) and Investcorp Credit Management BDC SPV, LLC (“SPV LLC”), which are special purpose vehicles used to finance certain investments and ICMB Blocker LLC in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

Prior Period Corrections

During the quarter ended June 30, 2026, the Company identified and corrected errors related to the assessment of gross income for purposes of the gross income test under Subchapter M of the Code for the tax years ended December 31, 2025 and 2024 resulting in tax adjustments of approximately $0.9 million and $1.1 million, respectively. After filing its June 30, 2026 Form 10-Q, the Company identified additional information that increased the tax adjustments by approximately $1.2 million for 2025 and $0.1 million for 2024. The Company concluded that the errors were not material to the respective prior periods and revised the comparative financial information presented in this Form 10-Q.

On the Consolidated Statements of Assets and Liabilities as of December 31, 2025, Accrued expenses and other liabilities increased by $1.3 million for the additional tax liability and the Income-based incentive fees payable decreased by $0.01 million resulting in a net decrease in Total Net Assets of approximately $1.3 million, from $59.4 million, as previously reported, to $58.2 million. On the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, Income tax expense (benefit), including excise tax expense increased by $0.3 million and $0.9 million, respectively, which adjusted Net increase (decrease) in net assets resulting from operations from $(1.5) million and $(0.2) million, respectively, as previously corrected, to $(1.8) million and $(1.1) million, respectively. Basic and diluted earnings per share for the three and nine months ended September 30, 2025 decreased by approximately $0.02 and $0.06, respectively, from $(0.10) and $(0.01), respectively, as previously corrected, to $(0.12) and $(0.07), respectively. On the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025, Net investment income

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

after taxes decreased by $0.3 million and $0.9 million, respectively, which decreased the Net increase (decrease) in net assets by $0.3 million and $0.9 million, respectively, from $(3.5) million and $(5.6) million, respectively, as previously corrected, to $(3.8) million and $(6.5) million, respectively. On the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, the correction decreased Net increase (decrease) in net assets resulting from operations by $0.9 million and increased the related noncash adjustment for Accrued expenses and other liabilities by $0.9 million; accordingly, there was no effect on Net change in cash and cash equivalents.

b. Revenue Recognition, Security Transactions, and Realized/Unrealized Gains or Losses

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing, and commitment fees, as well as purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method, as applicable, as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties are included in other fee income and unamortized fees and discounts are recorded as interest income and are non-recurring in nature. During the three and nine months ended September 30, 2026, $30,744 and $102,304, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as investment income. During the three and nine months ended September 30, 2025, $154,101 and $514,416, respectively, of prepayment penalties and unamortized discounts upon prepayment were recorded as interest income.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

Management reviews all debt investments that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued and unpaid interest is generally reversed when a debt investment is placed on non-accrual status. However, capitalized payment-in-kind (“PIK”) interest will not be reversed when a debt investment is placed on non-accrual status. Interest payments received on non-accrual debt investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the debt investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.81% of the Company’s portfolio at fair value. As of December 31, 2025, the Company had five investments on non-accrual status comprised of Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Senior Subordinated Note, Techniplas Foreign Holdco LP Exit Term Loan, and Techniplas Foreign Holdco LP Term Loan, which collectively represented 6.93% of the Company’s portfolio at fair value.

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

The Company holds debt investments in its portfolio that contain a PIK interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent that such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. The Company earned PIK interest of $310,861 and $979,528, respectively, during the three and nine months ended September 30, 2026. The Company earned PIK interest of $340,359 and $1,123,511, respectively, during the three and nine months ended September 30, 2025.

The Company may hold equity investments in its portfolio that contain a PIK dividend provision. PIK dividends, which represent contractual dividend payments added to the investment balance, are recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company earned no PIK dividends during the three and nine months ended September 30, 2026. The Company earned PIK dividends of $0 and $452,742, respectively, during the three and nine months ended September 30, 2025.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

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

e. Distributions

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend or distribution (if any) is determined by the Company’s board of directors (the “Board”) each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution.

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

September 30, 2026

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

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company held no Level 1 investments as of September 30, 2026 or December 31, 2025.

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

Investments for which market quotations are not readily available or may be considered unreliable are fair valued, in good faith, using a method determined to be appropriate in the given circumstances. The valuation methods used include the Cost Approach, the Market Approach and the Income Approach. Inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. The valuation method the Company uses may change as changes in the underlying portfolio company dictate, such as moving from the Cost Approach to Market Approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material.

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Board, are consistently applied across all investments of the Company. The valuations are continuously monitored and the valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser, with such valuation taking into account information received from any approved third-party valuation firm that the Company may retain with respect to certain investments. The Adviser’s investment professionals will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on the Company’s assets and the type of asset being valued.

Valuation models are typically calibrated upon initial funding and are re-calibrated as necessary upon subsequent material events (including, but not limited to, additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, one or more third-party independent valuation firm(s) engaged by the Company conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Valuation Committee of the Board then reviews the preliminary valuations of the Adviser and, as applicable, those of any independent valuation firms. The Valuation Committee discusses the valuations and makes a recommendation to the Board regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Valuation Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the Board determines, in good faith, the fair value of each investment.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

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

In July 2026, the Company formed ICMB Blocker LLC, a Delaware limited liability company and wholly owned Taxable Subsidiary treated as a corporation for federal income tax purposes, to hold certain equity investments in portfolio companies treated as pass-through entities and facilitate the Company’s continued qualification as a RIC under the Code. This was the only Taxable Subsidiary held at September 30, 2026. At September 30, 2025, the Company had no Taxable Subsidiaries.

For the tax years ended December 31, 2025 and 2024, the Company made use of the provisions under section 851(i) of the Code in order to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from dividends, interest, gains from the sale of securities or other income derived with respect to its business of investing in securities (such sources of income are referred to herein as “qualifying income”). The Company has submitted a request to the U.S. Internal Revenue Service (the “IRS”) seeking confirmation of its qualification for relief under section 851(i) of the Code for those tax years, and the request remains pending. As a result, the Company has accrued certain tax expenses on the income from the Company’s ownership of assets that generated non-qualifying income during the tax years ended December 31, 2025 and 2024 in the amounts of approximately $2.1 million and $1.2 million, respectively (collectively, the “Section 851(i) Tax Liability”). The amount of the Section 851(i) Tax Liability is included within “Income tax expense, including excise tax expense” within the Consolidated Statements of Operations.

The Company incurred excise tax expenses (benefits), which are included in the provision for tax expense (benefit), of $840 for the three months ended September 30, 2026 and $840 excise tax expenses (benefits) for the nine months ended September 30, 2026 and $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2025.

Book and tax basis differences that are permanent differences are reclassified among the Company’s capital accounts, as appropriate at year-end. Additionally, the tax character of distributions is determined in accordance with the Code, which differs from U.S. GAAP. During the three and nine months ended September 30, 2026, no distributions were recorded by the Company. During the three and nine months ended September 30, 2025, the Company recorded distributions of $2.0 million and $5.5 million, respectively. For certain periods, the tax character of a portion of distributions may be return of capital.

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

As of September 30, 2026, ICMB Blocker LLC, the wholly owned taxable subsidiary, recorded a deferred tax asset and a corresponding valuation allowance of approximately $0.1 million.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

k. Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which requires investment companies to consider the effect of a contractual sale restriction when measuring the fair value of an equity security subject to that restriction. This ASU also requires an investment company to disclose the amount of the discount attributable to the contractual sale restrictions included in the fair value measurement of its equity securities. ASU 2026-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual periods, applied prospectively to all equity securities. Early adoption is permitted for any reporting period after September 2026. The Company has not early adopted ASU 2026-03 and is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

September 30, 2026

derivative instruments. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments. With regard to derivatives, the Company attempts to limit its credit risk by considering its counterparty’s (or its guarantor’s) credit rating.

b. Investments

The composition of the Company’s investments as of September 30, 2026, by investment type, as a percentage of the total portfolio, at amortized cost and fair value, is as follows:

Investment Type	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$113,790,026	70.72%	$113,560,046	85.56%
Unsecured Debt Investments	—	—%	164,679	0.12%
Equity, Warrants and Other Investments	47,115,583	29.28%	19,004,874	14.32%
Total	$160,905,609	100.00%	$132,729,599	100.00%

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

The Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings in its portfolio. The following table shows the portfolio composition by industry grouping in accordance with the GICS codes at fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Commercial Services & Supplies	$16,140,919	12.16%	$13,625,742	7.89%
Professional Services	15,755,452	11.87%	25,034,204	14.50%
Diversified Consumer Services	14,743,041	11.11%	14,796,609	8.57%
IT Services	12,811,746	9.65%	15,852,380	9.18%
Containers & Packaging	9,964,352	7.51%	11,412,949	6.61%
Specialty Retail	9,858,634	7.43%	11,534,603	6.68%
Trading Companies & Distributors	9,571,399	7.21%	13,507,873	7.82%
Food Products	7,389,134	5.57%	10,131,045	5.87%
Insurance	7,067,277	5.32%	15,311,902	8.87%
Household Durables	6,237,121	4.70%	6,094,086	3.53%
Interactive Media & Services	5,563,708	4.19%	5,445,000	3.15%
Consumer Staples Distribution & Retail	4,628,621	3.49%	4,622,506	2.68%
Software	4,210,657	3.17%	4,430,155	2.57%
Entertainment	3,770,870	2.84%	8,050,639	4.66%
Construction & Engineering	3,241,559	2.44%	3,844,332	2.23%
Automobile Components	1,473,692	1.11%	1,809,086	1.05%
Electronic Equipment, Instruments & Components	301,417	0.23%	155,751	0.09%
Health Care Providers & Services	—	—%	7,000,000	4.05%
Total	$132,729,599	100.00%	$172,658,862	100.00%

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

The following table shows the portfolio composition by geographic grouping at fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$45,208,603	34.06%	$53,471,338	30.97%
U.S. Northeast	33,345,200	25.12%	48,984,997	28.37%
U.S. Southwest	25,812,110	19.45%	29,287,714	16.96%
U.S. Midwest	16,493,930	12.43%	16,472,314	9.54%
U.S. Mid-Atlantic	6,306,048	4.75%	6,306,512	3.65%
U.S. Southeast	5,563,708	4.19%	18,135,987	10.51%
Total	$132,729,599	100.00%	$172,658,862	100.00%

The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended September 30, 2026, the Company made investments in new and existing portfolio companies of approximately $2.4 million, to which it was not previously contractually committed to provide financial support. During the nine months ended September 30, 2025, the Company made investments in new and existing portfolio companies of approximately $24.1 million, to which it was not previously contractually committed to provide financial support. During the nine months ended September 30, 2026, the Company made investments of $1.7 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. During the nine months ended September 30, 2025, the Company made investments of $4.3 million in companies to which it was committed to provide financial support through the terms of the revolvers and delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.

c. Derivatives

Derivative contracts include total return swaps and embedded derivatives in the Company’s borrowings. The Company may enter into derivative contracts as part of its investment strategies. On October 28, 2020, the Securities and Exchange Commission (the “SEC”) adopted a rule that modifies the conditions by which BDCs can enter into, or “cover” open positions pursuant to, certain derivatives contracts that involve potential future payment obligations (the “Derivatives Rule”). The Derivatives Rule requires a BDC entering into a derivatives contract to develop and implement a derivatives risk management program, to comply with an outer limit on asset coverage ratio based on the value-at-risk test, and to report its derivative activity to its board of directors on a regular basis. The Derivatives Rule also contains exceptions to these conditions for any fund that limits its exposure to derivatives positions to 10 percent of its net assets. At September 30, 2026 and December 31, 2025, the Company held no derivative contracts.

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

September 30, 2026

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

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets and liabilities measured at fair value as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$19,714,379	$93,845,667	$113,560,046
Unsecured Debt Investments	—	—	164,679	164,679
Equity, Warrants and Other Investments	—	—	19,004,874	19,004,874
Total Investments	$—	$19,714,379	$113,015,220	$132,729,599

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2025	$115,978,726	$—	$33,218,076	$149,196,802
Purchases (including PIK interest)	5,285,412	—	—	5,285,412
Sales and repayments	(28,137,829)	—	(777,100)	(28,914,929)
Amortization	1,229,259	—	—	1,229,259
Net realized gains (losses)	(1,639,471)	—	(496,910)	(2,136,381)
Transfers in	—	—	—	—
Transfers out	—	—	—	—
Net change in unrealized (depreciation) appreciation	1,129,570	164,679	(12,939,192)	(11,644,943)
Fair value at September 30, 2026	$93,845,667	$164,679	$19,004,874	$113,015,220
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2026	$(1,293,570)	$164,679	$(13,784,434)	$(14,913,325)

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	Senior Secured First Lien Debt Investments	Unsecured Debt Investments	Equity, Warrants and Other Investments	Total Investments
Fair value at December 31, 2024	$137,274,978	$—	$36,086,568	$173,361,546
Purchases (including PIK interest)	23,231,946	—	1,151,716	24,383,662
Sales and repayments	(18,949,926)	—	(2,729,290)	(21,679,216)
Amortization	921,839	—	—	921,839
Net realized gains (losses)	(1,619,698)	—	2,201,041	581,343
Transfers in	—	—	4,949,189	4,949,189
Transfers out	(19,707,858)	—	—	(19,707,858)
Net change in unrealized (depreciation) appreciation	(2,053,281)	—	857,216	(1,196,065)
Fair value at September 30, 2025	$119,098,000	$—	$42,516,440	$161,614,440
Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2025	$(3,153,562)	$—	$2,432,636	$(720,926)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the nine months ended September 30, 2026, the Company did not transfer any investments among Levels 1, 2 and 3. During the nine months ended September 30, 2025, $14,758,669 at cost of Senior Secured First Lien Debt Investments transferred from Level 3 to Level 2 due to greater pricing transparency. Changes in unrealized gains (losses) relating to Level 3 instruments are included in net change in unrealized (depreciation) appreciation on investments on the Unaudited Consolidated Statements of Operations.

During the nine months ended September 30, 2026, there were no Level 3 transfers due to restructurings. During the nine months ended September 30, 2025, $4,949,189 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity, Warrants and Other Investments Level 3 due to restructurings.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of September 30, 2026	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$86,139,299	Income Approach	Market Yields	12.6%	8.73% - 23.8%
Senior Secured First Lien Debt Investments	1,469,247	Market Comparable Approach	EBITDA Multiple	7.4x	7.4x
Senior Secured First Lien Debt Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	6,237,121	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Unsecured Debt Investments	164,679	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity, Warrants and Other Investments	19,004,874	Market Comparable Approach	EBITDA multiple	8.6x	1.3x - 17.1x
Equity, Warrants and Other Investments	—	Recent Transaction	Recent Transaction	N/A	N/A
	$113,015,220

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

(2) Weighted by fair value.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

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

(2) Weighted by fair value.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements. Significant increases in EBITDA (earnings before interest, taxes, depreciation and amortization) multiples or recent transaction values would result in significantly higher fair value measurements.

Note 5. Borrowings

Financing Facility

On August 23, 2021, the Company, through SPV LLC, entered into a five-year, $115 million senior secured revolving credit facility (the “Capital One Revolving Financing”) with Capital One, N.A. (“Capital One”), which is secured by collateral consisting primarily of loans in the Company’s investment portfolio. On June 14, 2023, we amended the Capital One Revolving Financing to decrease the facility size from $115 million to $100 million. On January 17, 2024, we amended the Capital One Revolving Financing to (i) extend the maturity date to January 17, 2029, (ii) increase the applicable interest spreads under the Capital One Revolving Financing and (iii) extend the Scheduled Revolving Period End Date (as defined in the Capital One Revolving Financing) to January 17, 2027. The Capital One Revolving Financing, which will expire on January 17, 2029 (the “Maturity Date”), features a three-year reinvestment period and a two-year amortization period.

Effective January 17, 2024, borrowings under the Capital One Revolving Financing generally bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.10%. The default interest rate will be equal to the interest rate then in effect plus 2.00%. The Capital One Revolving Financing required the payment of an upfront fee of 1.125% ($1.3 million) of the available borrowings under the Capital One Revolving Financing at the closing, and requires the payment of an unused fee of (i) 0.75% annually for any undrawn amounts below 50% of the Capital One Revolving Financing, (ii) 0.50% annually for any undrawn amounts between 50% and 75% of the Capital One Revolving Financing, and (iii) 0.25% annually for any undrawn amounts above 75% of the Capital One Revolving Financing. Borrowings under the Capital One Revolving Financing are based on a borrowing base. As of September 30, 2026, the Company had availability to borrow $5.5 million based on the borrowing base. The Capital One Revolving Financing generally requires payment of interest and fees on a quarterly basis. All outstanding principal is due on the Maturity Date. The Capital One Revolving Financing also requires mandatory prepayment of interest and principal upon certain events.

On November 19, 2024, we amended the Capital One Revolving Financing to provide for, among other things, a decrease of the applicable interest spreads under the Capital One Revolving Financing from SOFR plus 3.10% to SOFR plus 2.50%, and to make amendments to the concentration limits and other fees, and certain other amendments.

On May 6, 2026, the Company, through SPV LLC, entered into a sixth amendment (the “Sixth Amendment”) to the Capital One Revolving Financing. The Sixth Amendment provides for, among other things, a decrease of the facility size from $100 million to $50 million.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

As of September 30, 2026 and December 31, 2025, there were $39.9 million and $58.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Restricted cash and cash equivalents (as shown on the Unaudited Consolidated Statements of Assets and Liabilities) are held by the trustee of the Capital One Revolving Financing and are restricted to purchases of investments by SPV LLC that must meet certain eligibility criteria identified by the loan, security and investment management agreement governing the Capital One Revolving Financing. As of September 30, 2026, SPV LLC had assets of $108.5 million, which included $98.4 million of the Company’s portfolio investments at fair value, $0.9 million in accrued interest receivable and $9.2 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. As of December 31, 2025, SPV LLC had assets of $153.2 million, which included $141.8 million of the Company's portfolio investments at fair value, $1.0 million in accrued interest receivable and $10.4 million in restricted cash and cash equivalents held by the trustees of the Capital One Revolving Financing. For the three and nine months ended September 30, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $44.5 million and $47.3 million, respectively, and 6.23% and 6.22%, respectively. For the three and nine months ended September 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate under the Capital One Revolving Financing was $69.9 million and $61.6 million, respectively, and 6.06% and 6.56%, respectively.

The fair value of the Company’s borrowings is estimated based on the rate at which similar credit facilities or debentures would be priced. At September 30, 2026 and December 31, 2025, the fair value of the Company’s total borrowings under the Capital One Revolving Financing, was estimated at $39.9 million and $58.9 million, respectively, which the Company concluded was a Level 3 fair value.

As of September 30, 2026, the carrying amount of the Capital One Revolving Financing was $39.6 million aggregate principal balance of $39.9 million net with deferred debt issuance costs of $0.3 million. As of December 31, 2025, the carrying amount of the Capital One Revolving Financing was $58.2 million aggregate principal balance of $58.9 million net with deferred debt issuance costs of $0.7 million.

Notes Due 2026

On March 31, 2021, the Company closed the public offering of $65.0 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.7 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

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

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

Notes Due 2029

On March 29, 2026, the Company and ICAP, acting in its capacity as "Agent", entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to ICAP, acting in its capacity as ‘Purchaser’ (the “Purchaser”). On June 10, 2026, ICAP transferred its holdings of the 2029 Notes to Investcorp BDC Holdings Limited.

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.5833% at September 30, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. Interest expense for the three months ended September 30, 2026 included $1.3 million of additional expense associated with the gross-up of interest payments for withholding taxes pursuant to the terms of the 2029 Notes, including amounts attributable to interest payments made in the prior quarter. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

These covenants are subject to important limitations and exceptions that are set forth in the 2029 Notes Indenture, including that the consent and consultation rights of the Required Holders will terminate upon the Purchaser or its affiliates ceasing to hold greater than 50% in aggregate principal amount of the outstanding 2029 Notes. The 2029 Notes Indenture also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, change of control, including if the Company ceases to be managed by its investment adviser or another affiliate, certain cross-defaults under other indebtedness of the Company or its subsidiaries in excess of $25.0 million, certain events of bankruptcy or insolvency, and an event of default if the 2029 Notes have an asset coverage of less than 125% pursuant to Sections 18(a)(1)(c)(ii) and 61 of the 1940 Act as of the last business day of any calendar quarter.

Pursuant to an upfront fee agreement between the Company and the Purchaser, dated March 30, 2026 (the “Fee Letter”), on March 30, 2026, the Company paid a $650,000 cash fee to the Purchaser in connection with the issuance and sale of the 2029 Notes.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

As of September 30, 2026, the carrying amount of the 2029 Notes was $63.8 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $0.2 million and unamortized discount of $1.0 million. As of September 30, 2026, the fair value of the 2029 Notes was $64.5 million. The Company concluded that this was Level 3 fair value under ASC 820.

For the three and nine months ended September 30, 2026, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $109.5 million and $112.3 million, respectively, and 8.02% and 7.13%, respectively. For the three and nine months ended September 30, 2025, the weighted average outstanding debt balance and the weighted average stated interest rate for overall debt outstanding, in aggregate was $134.9 million and $126.6 million, respectively, and 5.49% and 5.70%, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2026 and December 31, 2025 (excluding unamortized premiums, net, and unamortized debt issuance costs) maturing during the following years:

	September 30, 2026	December 31, 2025
2027	$—	$—
2028	—	—
2029	104,900,000	58,900,000
Total long-term debt	$104,900,000	$58,900,000

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

No quarterly distributions were declared by the Board during the nine months ended September 30, 2026.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company generally sets aside sufficient liquid assets to cover its unfunded commitments, if any.

The following table details the Company’s unfunded commitments to portfolio companies as of September 30, 2026:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - DDTL	$206,462	$—	1.00%	1/2/2031
Accelevation, LLC - Revolver	846,154	—	0.50%	1/2/2031
Arborworks Acquisition LLC – Revolver	206,051	—	—	11/6/2028
Argano, LLC - Revolver	144,928	—	0.50%	9/13/2029
Crafty Apes LLC - DDTL - Second Out	492,735	—	—	6/1/2027
Integrity Marketing Acquisition, LLC Revolver	168,692	—	0.50%	8/25/2028
Uniguest Holdings - DDTL	977,778	—	1.00%	11/27/2030
Uniguest Holdings - Revolver	333,333	—	0.50%	11/27/2030
Total Unfunded Commitments	$3,376,133	$—

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

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

Note 7. Agreements and Related Party Transactions

The following table provides a summary of related party transactions under the Advisory Agreement and the administration agreement with the Adviser (the “Administration Agreement”) for the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fees	$642,098	$877,923	$2,172,622	$2,577,693
Waiver of base management fees	(642,098)	(102,658)	(1,812,814)	(248,827)
Income-based incentive fees	—	(18,802)	(944)	(137,550)
Waiver of income-based incentive fees	(231,597)	—	(231,597)	—
Capital gains fee	—	—	—	—
Allocation of administrative costs from Adviser	198,486	225,390	468,145	707,287
Total net expense to affiliates	$(33,111)	$981,853	$595,412	$2,898,603

The following table provides a summary of related party transactions under the Advisory and Administration Agreements with the Adviser as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Due from affiliate	$—	$—
Total amount due from affiliate	$—	$—

Base management fees payable	$—	$786,986
Income-based incentive fees payable	—	232,541
Capital gains fee payable	—	—
Allocation of administrative costs from Adviser payable(1)	57,201	275,037
Total amount due to affiliates	$57,201	$1,294,564

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

For the three and nine months ended September 30, 2026, $0.6 million and $2.2 million, respectively, in Base Management Fees were earned by the Adviser, of which $0.6 million and $1.8 million, respectively, were voluntarily waived. As of September 30, 2026, $0 of

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

such fees was payable. For the three and nine months ended September 30, 2025, $0.9 million and $2.6 million, respectively, in Base Management Fees were earned by the Adviser, of which $0.1 million and $0.2 million, respectively, were voluntarily waived. As of December 31, 2025, $0.8 million of such fees was payable. There is no guarantee that the Adviser will waive Base Management Fees in the future. Any portion of the Base Management Fee waived is not subject to recapture.

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

For the three and nine months ended September 30, 2026, the Company incurred $0 Income-Based Fees and wrote off $944 in previously deferred Income-Based Fees, respectively. For the three and nine months ended September 30, 2026, the Company waived $231,597 of previously accrued Income-based incentive fees for each respective period. As of September 30, 2026, $0 incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser. For the three and nine months ended September 30, 2025, the Company wrote off $18,802 and $137,550, respectively, in previously deferred Income-Based Fees and incurred no Income-Based Fees. As of December 31, 2025, $232,541 in incentive fees related to Income-Based Fees incurred by the Company were payable to the Adviser, of which fees of $271 are payable and fees of $232,270 generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until such amounts are received in cash. Any voluntary waivers of the incentive fee in no way imply that the Adviser will agree to waive any incentive fee in any future period. Any portion of the incentive fees waived are not subject to recapture.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

Under the Advisory Agreement, the Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021 (the “Commencement Date”), and is equal to 20.0% of our cumulative aggregate realized capital gains from the Commencement Date through the end of that fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is negative, then no Capital Gains Fee will be payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying the Capital Gains Fee.

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

As of September 30, 2026 and December 31, 2025, no Capital Gains Fee was accrued, earned or payable to the Adviser under the Advisory Agreement.

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

Mr. Mauer holds an approximate 8.5% interest in the Adviser. Investcorp holds an approximate 91.5% ownership interest in the Adviser. Pursuant to the Advisory Agreement, the Company has agreed to pay to the Adviser a Base Management Fee and an Incentive Fee. Mr. Mauer, an interested member of the Board, has a direct or indirect pecuniary interest in the Adviser. The Incentive Fee will be computed and paid on income that we may not have yet received in cash at the time of payment. This fee structure may create an incentive for the Adviser to invest in certain types of speculative securities. Additionally, the Company will rely on investment professionals from the Adviser to assist the Board with the valuation of the Company’s portfolio investments. The Adviser’s Base Management Fee and Incentive Fee are based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for the Company’s portfolio investments.

Administration Agreement

Pursuant to the Administration Agreement, the Adviser furnishes the Company with office facilities and equipment and provides it with the clerical, bookkeeping, recordkeeping and other administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, the Adviser performs, or oversees the performance of the Company’s required administrative services, which include, among other things, being responsible for the financial records which it is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its stockholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to it by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted its offer to provide such assistance. In addition, the Adviser may satisfy certain of its obligations to the Company under the Administration Agreement through the services agreement with Investcorp International Inc., an affiliate of Investcorp, including supplying the Company with accounting and back-office professionals upon the request of the Adviser.

The Company reimburses the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs. The Company incurred costs of $198,486 and $468,145, respectively, under the Administration Agreement for the three and nine months ended September 30, 2026. The Company incurred costs of $225,390 and $707,287, respectively, under the Administration Agreement for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the Company recorded an Allocation of Administrative Costs from Adviser Payable of

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

$57,201 and $275,037, respectively, reported within Accrued Expenses and Other Liabilities on the Unaudited Consolidated Statements of Assets and Liabilities for reimbursement of expenses owed to the Adviser under the Administration Agreement.

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

Note 8. Directors’ Fees

Each Independent Director receives (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. Each Independent Director also receives $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairperson of the audit committee receives an additional annual fee of $7,500. The chairperson(s) of the valuation committee, the nominating and corporate governance committee and the compensation committee receives an additional annual fee of $2,500, $2,500 and $2,500, respectively. The chairperson of the special committee of the Board (the “Special Committee”) received a one-time fee of $5,000, and the Special Committee members will collectively receive $5,000 monthly during the Special Committee's review of strategic alternatives. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended September 30, 2026, the Company recorded directors’ fees of $129,363 and $342,311, respectively. For the three and nine months ended September 30, 2025, the Company recorded directors' fees of $76,500 and $226,500, respectively. At September 30, 2026 and December 31, 2025, the Company recorded directors’ fees payable of $129,363 and $0, respectively.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Basic and Diluted Net Increase (Decrease) in Net Assets Per Share:	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$(4,763,955)	$(1,786,486)	$(14,502,238)	$(1,066,405)
Weighted average shares of common stock outstanding	14,432,472	14,431,202	14,432,472	14,421,267
Basic/diluted net increase (decrease) in net assets from operations per share	$(0.33)	$(0.12)	$(1.00)	$(0.07)

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

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

* Supplemental distribution

The following table reflects, for U.S. federal income tax purposes, the sources of the cash dividend distributions that the Company has paid on its common stock during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Ordinary income and short-term capital gains	$—	—%	$5,480,721	100%
Long-term capital gains	—	—	—	—
Total	$—	—%	$5,480,721	100%

The figures in the above table are estimates based on the Company’s year-to-date activity. The tax status of distributions for a tax year depends on the Company’s total amount of taxable income for the entire year; therefore, the tax status cannot be confirmed until after the end of the tax year. Accordingly, the Company’s distributions for the tax year may be re-characterized later based upon subsequent events. As applicable, the Company reports the actual tax character of its distributions for U.S. federal income tax purposes annually to stockholders on Internal Revenue Service Form 1099-DIV issued after the end of the year. The Company’s Form 10-K for the year ended December 31, 2025 included information regarding the actual components and tax treatment of all the Company’s distributions for the fiscal year 2025. Because each stockholder’s tax status is unique, stockholders should consult their tax advisor regarding this distribution notice.

Note 11. Share Transactions

The following table summarizes the total shares issued and repurchased for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Balance at beginning of period	14,432,472	$205,930,804	14,406,244	$205,859,495
Issuance of common shares	—	—	—	—
Reinvestments of stockholder distributions	—	—	24,958	70,453
Share repurchases	—	—	—	—
Balance at end of period	14,432,472	$205,930,804	14,431,202	$205,929,948

On August 7, 2025, the Board authorized a new share repurchase program of up to $5 million for a one-year period, effective August 7, 2025 and terminating on August 7, 2026. During the twelve months ended December 31, 2025, the Company repurchased 13,627 shares at an average price per share of $2.84. As of December 31, 2025, all repurchased shares were retired. No shares were repurchased under the share repurchase program during the period January 1, 2026 through the date of termination, August 7, 2026.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

Note 12. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company:

	For The Nine Months Ended September 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$4.03	$5.31
Net investment income	(0.14)	0.01
Net realized and unrealized gains (losses)	(0.87)	(0.09)
Net increase (decrease) in net assets resulting from operations	(1.01)	(0.08)
Capital transactions(2)
Dividends from net investment income	—	(0.38)
Distributions from net realized gains	—	—
Net decrease in net assets resulting from capital transactions	—	(0.38)
Net asset value, end of period	$3.02	$4.85
Market value per share, end of period	$0.83	$2.78
Total return based on market value(3)	(69.26)%	4.84%
Shares outstanding at end of period	14,432,472	14,431,202
Ratio/Supplemental Data:
Net assets, at end of period	$43,648,682	$70,054,191
Ratio of total expenses to average net assets(5)	37.14%	24.10%
Ratio of net expenses to average net assets(5)	31.67%	23.65%
Ratio of interest expense and fees and amortization of deferred debt issuance costs to average net assets(5)	21.23%	11.13%
Ratio of net investment income before fee waiver to average net assets(5)	(10.83)%	(0.20)%
Ratio of net investment income after fee waiver to average net assets(5)	(5.36)%	0.25%
Total Borrowings	$104,900,000	$128,500,000
Asset Coverage Ratio(4)	1.42	1.55
Portfolio Turnover Rate(6)	3%	13%

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

Note 13. Other Fee Income

Other fee income includes amendment fees, prepayment fees, structuring fees and other fees. The following table summarizes the Company’s other fee income for the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Amendment fees	$22,192	$—	$22,192	$—
Prepayment fees	—	—	—	194,053
Other fees	3,112	127,621	106,474	265,079
Total other fee income	$25,304	$127,621	$128,666	$459,132

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

Note 14. Tax Information

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	September 30, 2026	December 31, 2025
Tax cost	$161,467,829	$190,879,654
Gross unrealized appreciation	9,734,085	11,023,462
Gross unrealized depreciation	(38,472,313)	(29,244,252)
Net unrealized investment depreciation	$(28,738,228)	$(18,220,790)

Note 15. Segment Reporting

An operating segment is defined by ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s president and chief executive officer, and the chief financial officer act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering memorandum, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of changes in net assets (i.e., net increase in net assets resulting from operations), which is used by the CODM to make resource allocation decisions for the fund’s single segment and as a key metric in determining the amount of dividends to be distributed to the Company's shareholders, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Unaudited Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Unaudited Consolidated Statements of Operations.

Note 16. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to September 30, 2026 and through November 12, 2026, the Company received approximately $11.5 million from the repayment of five positions, including two full repayments. As of November 12, 2026, the Company had investments in 29 portfolio companies.

On October 13, 2026, the Company paid in full the additional tax (i.e., the Section 851(i) Tax Liability) based on the excess amount of nonqualifying income for the taxable years ended December 31, 2024 and December 31, 2025 in the amounts of approximately $1.2 million and $2.1 million, respectively.

On November 4, 2026, the Company repaid $10.0 million of outstanding borrowings under its Capital One Revolving Financing.

Merger Agreement with BCP Investment Corporation

On November 11, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCP Investment Corporation, a Delaware corporation (“BCIC”), and Aria Acquisition Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of BCIC (“Acquisition Sub”). The Merger Agreement provides that (i) Acquisition Sub will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of BCIC (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into BCIC (the “Second Merger” and, together with the First Merger, the “Mergers”), with BCIC continuing as the surviving corporation. The Company’s board of directors, on the recommendation of its special committee, and the board of directors of BCIC, have each approved the Merger Agreement and the transactions contemplated thereby, and have declared the Merger Agreement and the transactions contemplated thereby advisable.

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (excluding shares held by subsidiaries of the Company or held, directly or indirectly, by BCIC or Acquisition Sub (“Canceled Shares”)) shall be converted into the right to receive a portion of the Aggregate Merger Consideration (as defined below). The “Aggregate Merger Consideration” means the sum of (A) a number of shares of common stock, par value $0.01 per share, of BCIC (“BCIC Common Stock”) equal to the number of shares of the Company’s common stock issued and outstanding as of the second business day immediately preceding the business day on which the closing is expected to occur (the “Determination Date”) (excluding any Canceled Shares), multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of BCIC Common Stock to be issued pursuant to the Merger Agreement (the “Aggregate Share Consideration”) exceed 19.99% of the number of shares of BCIC Common Stock outstanding as of November 9, 2026, and (B) if the Aggregate Share Consideration Value (as defined below) is less than ninety percent (90%) of the ICMB Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by BCIC equal to (a) ninety percent (90%) of the ICMB Closing Net Asset Value minus (b) the Aggregate Share Consideration Value (such cash amount, the “BCIC Aggregate Cash Consideration”); provided, that in no event shall the BCIC Aggregate Cash Consideration exceed sixty percent (60%) of the Aggregate Merger Consideration. In the event that, as a result of the foregoing stock and cash limitations, the Aggregate Merger Consideration would be less than ninety percent (90%) of the ICMB Closing Net Asset Value, BCIC and the Company shall negotiate in good faith to adjust the Exchange Ratio and/or the BCIC Aggregate Cash Consideration so as to preserve the intended economic terms and the intended tax treatment under the Merger Agreement.

Promptly following 5:00 p.m. Eastern Time on the Determination Date, each of BCIC and the Company shall deliver to the other party a calculation of its estimated net asset value, as adjusted pursuant to the terms of the Merger Agreement, as of 5:00 p.m. Eastern Time on the Determination Date, calculated in good faith (the total net asset value of BCIC as of the Determination Date, the “BCIC Closing Net Asset Value,” and the total net asset value of the Company as of the Determination Date, the “ICMB Closing Net Asset Value”). Based on such calculations, the parties will calculate the “BCIC Per Share NAV,” which will equal the BCIC Closing Net Asset Value divided by the number of shares of BCIC Common Stock issued and outstanding as of the Determination Date, and the “ICMB Per Share NAV,” which will equal ninety percent (90%) of the quotient of the ICMB Closing Net Asset Value divided by the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (excluding any Canceled Shares). The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the ICMB Per Share NAV divided by (ii) the BCIC Per Share NAV. The “Aggregate Share Consideration Value” shall refer to (a) the BCIC Per Share NAV multiplied by (b) the Aggregate Share Consideration.

A portion of the Aggregate Merger Consideration, having an aggregate value of $500,000 (the “Holdback Amount”), will be held-back from payment to the Company’s stockholders in connection with the consummation of the First Merger and instead be deposited by BCIC in a separate fund maintained by a nationally recognized financial institution (the “Holdback Fund”). The Holdback Amount will be satisfied (i) first, from the BCIC Aggregate Cash Consideration, and (ii) second, solely to the extent the BCIC Aggregate Cash Consideration is less than the Holdback Amount, from shares of BCIC Common Stock (valued in accordance with the average of the volume-weighted average price per share of BCIC Common Stock on NASDAQ on each of the five (5) consecutive trading days ending with the third (3rd) complete trading day immediately prior to the effective date of the First Merger), with the portion of the BCIC Aggregate Cash Consideration and, if applicable, the Aggregate Share Consideration, payable in respect of each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time to be reduced pro rata accordingly. The Holdback Fund shall be held solely to satisfy any taxes, interest, penalties, and related costs and expenses of the Company, BCIC or their respective subsidiaries arising out of certain tax matters pertaining to the Company with respect to periods prior to the First Merger (collectively, “Specified Tax Liabilities”). On or promptly after October 15, 2027, the balance of the Holdback Amount, net of amounts retained by BCIC to satisfy Specified Tax Liabilities, shall be released to holders of shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time.

The Merger Agreement contains customary representations and warranties of the Company, BCIC and Acquisition Sub. Additionally, the Merger Agreement contains customary pre-closing covenants, including covenants requiring the Company and BCIC (i) to use reasonable best efforts to cause the consummation of the transactions contemplated by the Merger Agreement, (ii) to conduct its business in the ordinary course, and (iii) to refrain from taking certain actions prior to the consummation of the Mergers without the other party’s consent (which consent shall not be unreasonably withheld, delayed or conditioned), subject to the exceptions set forth in the Merger Agreement.

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining approval by the Company’s stockholders and the delivery of customary instruments providing for the payoff of the Company’s outstanding indebtedness. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party

Investcorp Credit Management BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) - continued

September 30, 2026

having performed in all material respects its obligations under the Merger Agreement. The Merger Agreement contains customary termination rights.

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
•
the elevated levels of inflation and its impact on our investment activities and the industries in which we invest;
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

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser pursuant to an investment advisory agreement with us (the “Advisory Agreement”). On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC, its parent entity, and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.8 billion as of September 30, 2026. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group.” Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

In connection with the Investcorp Transaction, on June 26, 2019, our board of directors (the “Board”), including all of the directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Director”), unanimously approved the Advisory Agreement and recommended that the Advisory Agreement be submitted to our stockholders for approval, which our stockholders approved at the Special Meeting of Stockholders held on August 28, 2019.

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

At the Closing, we entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The Base Management Fee is equal to 1.75% of our gross assets, payable in arrears on a quarterly basis. The Incentive Fee, which provides the Adviser with a share of the income that it generates for the Company, has two components: an income-based fee (the “Income-Based Fee”) and a capital gains fee (the “Capital Gains Fee”). The Income-Based Fee is equal to 20.0% of pre-incentive fee net investment income, subject to an annualized hurdle rate of 8.0% with a “catch-up” fee for returns between the 8.0% hurdle and 10.0%. The Capital Gains Fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing with the fiscal year ended June 30, 2021, and is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from the Commencement Date (the “Commencement Date”) through the end of each fiscal year, computed net of the Company’s aggregate cumulative realized capital losses and the

Company’s aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fees.

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

From time to time, we may form taxable subsidiaries that are taxed as corporations for U.S. federal income tax purposes (the “Taxable Subsidiaries”). In July 2026, the Company formed ICMB Blocker LLC, a wholly owned Taxable Subsidiary treated as a corporation for federal income tax purposes, to hold certain equity investments in portfolio companies treated as pass-through entities and facilitate the Company’s continued qualification as a RIC under the Code. This was the only Taxable Subsidiary held at September 30, 2026. At December 31, 2025, we had no Taxable Subsidiaries.

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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal period ended December 31, 2025 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal period ended December 31, 2025 and our subsequently filed Quarterly Reports on Form 10-Q. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our Board. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker dealers or market makers.

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our Board. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each portfolio company or investment being initially valued by the members of the Adviser’s investment team responsible for the portfolio investment;
•
preliminary valuation conclusions are then documented and discussed by senior management and the Adviser;
•
on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our Board;
•
the valuation committee of our board of directors then reviews these preliminary valuations and makes a recommendation to our Board regarding the fair value of each investment; and
•
our Board then reviews and discusses these preliminary valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the valuation committee.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available under the circumstances. The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from our Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately.

As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 86.9% of our total assets, as compared to 91.4% of our total assets as of December 31, 2025.

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

On May 6, 2026, the Company, through SPV LLC, entered into a sixth amendment (the “Sixth Amendment”) to the Capital One Revolving Financing. The Sixth Amendment provides for, among other things, a decrease of the facility size from $100 million to $50 million.

As of September 30, 2026 and December 31, 2025, there were $39.9 million and $58.9 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Notes Due 2026

On March 31, 2021, the Company closed the public offering of $65.0 million in aggregate principal amount of 4.875% notes due 2026 (the “2026 Notes”). The total net proceeds to the Company from the sale of the 2026 Notes, after deducting the underwriting discounts and commissions of approximately $1.7 million and estimated offering expenses of approximately $215,000, were approximately $63.1 million.

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

Notes Due 2029

On March 29, 2026, the Company and ICAP, acting in its capacity as “Agent”, entered into an indenture (the “2029 Notes Indenture”) pursuant to which, on March 30, 2026, the Company issued and sold $65.0 million in aggregate principal amount of its Floating Rate Senior Unsecured Notes due 2029 (the “2029 Notes”) to ICAP, acting in its capacity as “Purchaser” (the “Purchaser”). On June 10, 2026, ICAP transferred its holdings of the 2029 Notes to Investcorp BDC Holdings Limited.

The 2029 Notes mature on July 1, 2029, unless previously redeemed in accordance with their terms. The 2029 Notes bear interest at a floating rate equal to the 3-month Term SOFR plus 5.50% (9.5833% at September 30, 2026) per annum. Interest on the 2029 Notes is payable on the last business day of each calendar quarter, commencing June 30, 2026. Interest expense for the three months ended September 30, 2026 included $1.3 million of additional expense associated with the gross-up of interest payments for withholding taxes pursuant to the terms of the 2029 Notes, including amounts attributable to interest payments made in the prior quarter. The 2029 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

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

These covenants are subject to important limitations and exceptions that are set forth in the 2029 Notes Indenture, including that the consent and consultation rights of the Required Holders will terminate upon the Purchaser or its affiliates ceasing to hold greater than 50% in aggregate principal amount of the outstanding 2029 Notes. The 2029 Notes Indenture also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, change of control, including if the Company ceases to be managed by its investment adviser or another affiliate, certain cross-defaults under other indebtedness of the Company or its subsidiaries in excess of $25.0 million, certain events of bankruptcy or insolvency, and an event of default if the 2029 Notes have an asset coverage of less than 125% pursuant to Sections 18(a)(1)(c)(ii) and 61 of the 1940 Act as of the last business day of any calendar quarter.

Pursuant to an upfront fee agreement between the Company and the Purchaser, dated March 30, 2026 (the “Fee Letter”), on March 30, 2026, the Company paid a $650,000 cash fee to the Purchaser in connection with the issuance and sale of the 2029 Notes.

As of September 30, 2026, the carrying amount of the 2029 Notes was $63.8 million, aggregate principal balance of $65.0 million net with deferred debt issuance costs of $0.2 million and unamortized discount of $1.0 million. As of September 30, 2026, the fair value of the 2029 Notes was $64.5 million. The Company concluded that this was Level 3 fair value under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosure.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of September 30, 2026, the Company did not hold any non-qualifying assets in its portfolio.

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

As of September 30, 2026, our investment portfolio of $132.7 million (at fair value) consisted of debt and equity investments in 31 portfolio companies, of which 85.56% were first lien investments, 0.12% were unsecured debt investments, and 14.32% were equities, warrants and other positions. At September 30, 2026, our average and largest portfolio company investment at fair value was $4.3 million and $11.6 million, respectively.

As of December 31, 2025, our investment portfolio of $172.7 million (at fair value) consisted of debt and equity investments in 37 portfolio companies, of which 80.76% were first lien investments and 19.24% were in equities, warrants and other positions. At December 31, 2025, our average and largest portfolio company investment at fair value was $4.7 million and $11.4 million, respectively.

As of September 30, 2026 and December 31, 2025, our average total yield of debt and income producing securities weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 8.77% and 10.34%, respectively. As of September 30, 2026 and December 31, 2025, our average total yield on the total portfolio weighted by amortized cost (which includes interest income and amortization of fees and discounts) was 6.62% and 7.71%, respectively. The weighted average total yield was computed using an internal rate of return calculation of our debt investments based on contractual cash flows, including interest and amortization payments, and, for floating rate investments, the spot SOFR, as applicable, as of September 30, 2026, of all of our debt investments. The weighted average total yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses, including any sales load paid in connection with an offering of our securities. There can be no assurance that the weighted average total yield will remain at its current level.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At September 30, 2026 and December 31, 2025, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

	Percentage of Total Portfolio at
	September 30, 2026	December 31, 2025
Commercial Services & Supplies	12.16%	7.89%
Professional Services	11.87%	14.50%
Diversified Consumer Services	11.11%	8.57%
IT Services	9.65%	9.18%
Containers & Packaging	7.51%	6.61%
Specialty Retail	7.43%	6.68%
Trading Companies & Distributors	7.21%	7.82%
Food Products	5.57%	5.87%
Insurance	5.32%	8.87%
Household Durables	4.70%	3.53%
Interactive Media & Services	4.19%	3.15%
Consumer Staples Distribution & Retail	3.49%	2.68%
Software	3.17%	2.57%
Entertainment	2.84%	4.66%
Construction & Engineering	2.44%	2.23%
Automobile Components	1.11%	1.05%
Electronic Equipment, Instruments & Components	0.23%	0.09%
Health Care Providers & Services	—%	4.05%
Total	100.00%	100.00%

During the nine months ended September 30, 2026, we made investments in two existing portfolio companies, which totaled approximately $2.4 million. We made investments in four existing portfolio companies, to which we were previously contractually committed to provide financial support through the terms of the revolvers and delayed draw term loans, which totaled $1.7 million. Of these investments, 100.00% consisted of first lien investments.

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

At September 30, 2026, 97.3% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.7% bore interest at fixed rates. At December 31, 2025, 98.0% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and 2.0% bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2026, we had eight investments with aggregate unfunded commitments of $3.4 million, and as of December 31, 2025, we had nine investments with aggregate unfunded commitments of $3.7 million. As of September 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

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

The following table shows the investment rankings of the investments in our portfolio, according to the Adviser’s investment rating system:

	As of September 30, 2026			December 31, 2025
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$11,424,700	8.6%	4	$4,323,793	2.5%	3
2	86,450,221	65.1%	27	111,975,828	64.9%	36
3	20,339,675	15.4%	8	43,224,192	25.0%	12
4	14,343,629	10.8%	9	13,125,458	7.6%	8
5	171,374	0.1%	11	9,591	0.0%	9
Total	$132,729,599	100.0%	59	$172,658,862	100.0%	68

Results of Operations

Comparison of the three months ended September 30, 2026 and September 30, 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended September 30, 2026 decreased to $3.1 million from $4.4 million for the three months ended September 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025.

Expenses, net of waivers

Expenses, net of waivers for the three months ended September 30, 2026 increased to $5.0 million compared to $3.8 million for the three months ended September 30, 2025 primarily due to an increase in interest expense due to a higher interest rate on the 2029 Notes held during the three months ended September 30, 2026 as well as additional interest expense associated with the gross-up for withholding taxes offset by the waiver of base management fees and the waiver of income-based incentive fees.

Net investment income (loss) before taxes

Net investment income (loss) before taxes decreased to ($1.8) million for the three months ended September 30, 2026 from $0.6 million for the three months ended September 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025, partially offset by an increase in the waiver of base management fees and waiver of income-based incentive fees.

Income tax expense (benefit), including excise tax expense

Income tax expense (benefit), including excise tax expense decreased to $840 for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025 primarily due to the allocation of 851(i) related tax expense for the three months ended September 30, 2025, and the reduction in excise tax for the three months ended September 30, 2026 due to reduced distributable earnings.

Net realized gain or loss

There was no net realized gain or loss on investments for the three months ended September 30, 2026.

There was no net realized gain or loss on investments for the three months ended September 30, 2025.

Net change in unrealized appreciation (depreciation) on investments

We recorded a net change in unrealized depreciation of $2.9 million for the three months ended September 30, 2026 primarily due to changes in marks for ArborWorks, LLC A-1 - Preferred Units, Bioplan USA, Inc. - Common Stock, Congruex Group LLC Term Loan B, Crafty Apes LLC - Common Stock, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Term Loan - Last Out, and Max US Bidco Inc. Term Loan B.

We recorded a net change in unrealized depreciation of $1.8 million for the three months ended September 30, 2025, primarily due to changes in marks for Advanced Solutions International - Preferred Stock, ArborWorks, LLC A-1 - Preferred Units, CareerBuilder, LLC Term Loan B3, Fusion Connect, Inc. - Series A Preferred, LABL, Inc. Term Loan B, and investments in Techniplas Foreign Holdco LP.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the nine months ended September 30, 2026 decreased to $9.8 million from $13.3 million for the nine months ended September 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025.

Expenses, net of waivers

Expenses, net of waivers for the nine months ended September 30, 2026 increased to $11.8 million compared to $11.2 million for the nine months ended September 30, 2025 primarily due to an increase in interest expense due to a higher interest rate on the 2029 Notes held during the nine months ended September 30, 2026 as well as additional interest expense associated with the gross-up for withholding taxes offset by the waiver of base management fees and the waiver of income-based incentive fees.

Net investment income (loss) before taxes

Net investment income (loss) before taxes decreased to ($2.0) million for the nine months ended September 30, 2026 from $2.1 million for the nine months ended September 30, 2025 primarily due to a decrease in interest income due to lower average assets and lower index and interest rates in 2026 compared to 2025 and Easy Way Leisure Corporation Term Loan changing to non-accrual status in the fourth quarter of 2025, and a decrease in PIK dividend income related to Fusion Connect, Inc. - Series A Preferred, which is on non-accrual status in 2026 compared to 2025, partially offset by an increase in the waiver of base management fees and the waiver of income-based incentive fees.

Income tax expense (benefit), including excise tax expense

Income tax expense (benefit), including excise tax expense decreased to $840 for the nine months ended September 30, 2026 compared to $1.9 million for the nine months ended September 30, 2025 primarily due to the allocation of 851(i) related tax expense for the nine months ended September 30, 2025, and the reduction in excise tax for the nine months ended September 30, 2026 due to reduced distributable earnings.

Net realized gain or loss

There was a net realized loss on investments of $2.1 million for the nine months ended September 30, 2026 due to the realization of losses associated with the sale of FWS Parent Holding, LLC - Equity Interest, Likewize Corporation Term Loan, and the Term Loan and Revolver positions held in Work Genius Holdings, Inc. and the equity positions held in Work Genius, LLC, offset by the realization of gains associated with the sale of Asurion, LLC Term Loan.

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

Net change in unrealized appreciation (depreciation) on investments

We recorded a net change in unrealized depreciation of $10.4 million for the nine months ended September 30, 2026 primarily due to changes in marks for American Nuts Holdings, LLC Class A Units, AppLogic Networks Parent LLC - Equity Interest, ArborWorks, LLC A-1 - Preferred Units, Bioplan USA, Inc. - Common Stock, Congruex Group LLC Term Loan B, Crafty Apes LLC - Common Stock, Discovery Behavioral Health, LLC - Preferred Equity, Easy Way Leisure Corporation Term Loan, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Term Loan - Last Out, Max US Bidco Inc. Term Loan B, Work Genius, LLC - Equity Interest, Work Genius, LLC - A-1 Equity Units, and Work Genius Holdings, Inc. Term Loan.

We recorded a net change in unrealized depreciation of $1.8 million for the nine months ended September 30, 2025, primarily due to changes in marks for Advanced Solutions International - Preferred Stock, American Nuts Holdings, LLC Class A Units, ArborWorks, LLC A-1 - Preferred Units, Bioplan USA, Inc. - Common Stock, CareerBuilder, LLC Term Loan B3, Crafty Apes LLC - Common Stock, Fusion Connect, Inc. - Series A Preferred, Klein Hersh, LLC Term Loan - Last Out, LABL, Inc. Term Loan B, and investments in Techniplas Foreign Holdco LP, the realization of previously unrealized gains resulting from the sale of our investment in Investcorp Transformer Aggregator LP - Equity Interest, the realization of previously unrealized losses resulting from the restructuring of our investments in American Nuts Holdings, LLC, and a write off of our investment in American Teleconferencing Services, Ltd.

Net Asset Value to Adjusted Net Asset Value

In the quarter ended June 30, 2026, the Company recorded a Tax Liability under Section 851(i) associated with the tax periods ending December 31, 2024 and December 31, 2025 totaling $2.0 million, which was partially offset by a related reduction in incentive fee payable of $0.1 million. Also in the quarter ended June 30, 2026, the Adviser waived $0.6 million of management fees earned and agreed to waive $0.2 million of previously earned incentive fees as well as $1.1 million of future management and incentive fees (the "Waiver of Future Management and Incentive Fees") to the extent such fees are earned.

In the quarter ended September 30, 2026, the Adviser waived the previously earned incentive fees of $0.2 million, as announced, as well as an additional $0.6 million of management fees earned in the quarter. The Adviser plans to waive future management and incentive fees up to the remaining $0.6 million to the extent earned. The Waiver of Future Management and Incentive Fees are not reflected in the Company's reported net asset value ("NAV") as of September 30, 2026. If the Company were able to recognize the Waiver of Future Management and Incentive Fees as of September 30, 2026, NAV would have increased by $0.6 million.

The following table shows a Reconciliation of Net Asset Value to Adjusted Net Asset Value:

Net Asset Value at September 30, 2026	$43,648,682

Waiver of Future Management and Incentive Fees	585,469

Adjusted Net Asset Value at September 30, 2026	$44,234,151

Adjusted Net Asset Value per Share at September 30, 2026	$3.06

Adjusted NAV represents the Company’s reported NAV, as determined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), plus the impact of the Waiver of Future Management and Incentive Fees, which are not reflected in the Company’s reported NAV as of September 30, 2026 as they relate to fees earned subsequent to September 30, 2026. The Company believes presenting Adjusted NAV is a useful and appropriate supplemental disclosure for analyzing the Company’s financial performance due to the unique circumstances giving rise to the Section 851(i) Tax Liability. However, this measure is a non-U.S. GAAP measure and should not be considered as a replacement for NAV or other measures presented in accordance with U.S. GAAP. Instead, this measure should be reviewed only in connection with such U.S. GAAP measures in analyzing the Company’s financial performance. A reconciliation of NAV, determined in accordance with U.S. GAAP, to Adjusted NAV, which includes the impact of the Waiver of Future Management and Incentive Fees, is detailed in the table above.

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

Cash flows

For the nine months ended September 30, 2026, our cash and cash equivalents and restricted cash and cash equivalents balance increased by $3.8 million. During that period, $23.0 million in net cash was provided by operating activities, primarily from proceeds from sales and repayments of investments in portfolio companies of $33.8 million and a net change in unrealized depreciation on investments of $10.4 million, offset by purchases of investments in portfolio companies of $4.1 million and a net decrease in net assets resulting from operations of $14.5 million. During that same period, $19.3 million in net cash was used in financing activities, primarily for the repayment of $19.0 million under the Capital One Revolving Financing and a full repayment of $65.0 million for the 2026 Notes using the proceeds of $65.0 million from the issuance of the 2029 Notes.

Capital resources

As of September 30, 2026, we had $9.5 million of cash and cash equivalents as well as $9.2 million in restricted cash and cash equivalents and $10.1 million of capacity under the Capital One Revolving Financing. As of September 30, 2026, we had $104.9 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 141.6%. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we have elected to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset Coverage Requirements

On May 2, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 2, 2019, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2026, our asset coverage for borrowed amounts was 141.6%.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2026, our off-balance sheet arrangements consisted of $3.4 million in unfunded commitments to six of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $3.7 million in unfunded commitments to six of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to September 30, 2026 and through November 12, 2026, the Company received approximately $11.5 million from the repayment of five positions, including two full repayments. As of November 12, 2026, the Company had investments in 29 portfolio companies.

On October 13, 2026, the Company paid in full the additional tax (i.e., the Section 851(i) Tax Liability) based on the excess amount of nonqualifying income for the taxable years ended December 31, 2024 and December 31, 2025 in the amounts of approximately $1.2 million and $2.1 million, respectively.

On November 4, 2026, the Company repaid $10.0 million of outstanding borrowings under its Capital One Revolving Financing.

Merger Agreement with BCP Investment Corporation

On November 11, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCP Investment Corporation, a Delaware corporation (“BCIC”), and Aria Acquisition Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of BCIC (“Acquisition Sub”). The Merger Agreement provides that (i) Acquisition Sub will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of BCIC (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into BCIC (the “Second Merger” and, together with the First Merger, the “Mergers”), with BCIC continuing as the surviving corporation. The Company’s board of directors, on the recommendation of its special committee, and the board of directors of BCIC, have each approved the Merger Agreement and the transactions contemplated thereby, and have declared the Merger Agreement and the transactions contemplated thereby advisable.

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (excluding shares held by subsidiaries of the Company or held, directly or indirectly, by BCIC or Acquisition Sub (“Canceled Shares”)) shall be converted into the right to receive a portion of the Aggregate Merger Consideration (as defined below). The “Aggregate Merger Consideration” means the sum of (A) a number of shares of common stock, par value $0.01 per share, of BCIC (“BCIC Common Stock”) equal to the number of shares of the Company’s common stock issued and outstanding as of the second business day immediately preceding the business day on which the closing is expected to occur (the “Determination Date”) (excluding any Canceled Shares), multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of BCIC Common Stock to be issued pursuant to the Merger Agreement (the “Aggregate Share Consideration”) exceed 19.99% of the number of shares of BCIC Common Stock outstanding as of November 9, 2026, and (B) if the Aggregate Share Consideration Value (as defined below) is less than ninety percent (90%) of the ICMB Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by BCIC equal to (a) ninety percent (90%) of the ICMB Closing Net Asset Value minus (b) the Aggregate Share Consideration Value (such cash amount, the “BCIC Aggregate Cash Consideration”); provided, that in no event shall the BCIC Aggregate Cash Consideration exceed sixty percent (60%) of the Aggregate Merger Consideration. In the event that, as a result of the foregoing stock and cash limitations, the Aggregate Merger Consideration would be less than ninety percent (90%) of the ICMB Closing Net Asset Value, BCIC and the Company shall negotiate in good faith to adjust the Exchange Ratio and/or the BCIC Aggregate Cash Consideration so as to preserve the intended economic terms and the intended tax treatment under the Merger Agreement.

Promptly following 5:00 p.m. Eastern Time on the Determination Date, each of BCIC and the Company shall deliver to the other party a calculation of its estimated net asset value, as adjusted pursuant to the terms of the Merger Agreement, as of 5:00 p.m. Eastern Time on the Determination Date, calculated in good faith (the total net asset value of BCIC as of the Determination Date, the “BCIC Closing Net Asset Value,” and the total net asset value of the Company as of the Determination Date, the “ICMB Closing Net Asset Value”). Based on such calculations, the parties will calculate the “BCIC Per Share NAV,” which will equal the BCIC Closing Net Asset Value divided by the number of shares of BCIC Common Stock issued and outstanding as of the Determination Date, and the “ICMB Per Share NAV,” which will equal ninety percent (90%) of the quotient of the ICMB Closing Net Asset Value divided by the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (excluding any Canceled Shares). The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the ICMB Per Share NAV divided by (ii) the BCIC Per Share NAV. The “Aggregate Share Consideration Value” shall refer to (a) the BCIC Per Share NAV multiplied by (b) the Aggregate Share Consideration.

A portion of the Aggregate Merger Consideration, having an aggregate value of $500,000 (the “Holdback Amount”), will be held-back from payment to the Company’s stockholders in connection with the consummation of the First Merger and instead be deposited by BCIC in a separate fund maintained by a nationally recognized financial institution (the “Holdback Fund”). The Holdback Amount will be satisfied (i) first, from the BCIC Aggregate Cash Consideration, and (ii) second, solely to the extent the BCIC Aggregate Cash Consideration is less than the Holdback Amount, from shares of BCIC Common Stock (valued in accordance with the average of the volume-weighted average price per share of BCIC Common Stock on NASDAQ on each of the five (5) consecutive trading days ending with the third (3rd) complete trading day immediately prior to the effective date of the First Merger), with the portion of the BCIC Aggregate Cash Consideration and, if applicable, the Aggregate Share Consideration, payable in respect of each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time to be reduced pro rata accordingly. The Holdback Fund shall be held solely to satisfy any taxes, interest, penalties, and related costs and expenses of the Company, BCIC or their respective subsidiaries arising out of certain tax matters pertaining to the Company with respect to periods prior to the First Merger (collectively, “Specified Tax Liabilities”). On or promptly after October 15, 2027, the balance of the Holdback Amount, net of amounts retained by BCIC to satisfy Specified Tax Liabilities, shall be released to holders of shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time.

The Merger Agreement contains customary representations and warranties of the Company, BCIC and Acquisition Sub. Additionally, the Merger Agreement contains customary pre-closing covenants, including covenants requiring the Company and BCIC (i) to use reasonable best efforts to cause the consummation of the transactions contemplated by the Merger Agreement, (ii) to conduct its business in the ordinary course, and (iii) to refrain from taking certain actions prior to the consummation of the Mergers without the other party’s consent (which consent shall not be unreasonably withheld, delayed or conditioned), subject to the exceptions set forth in the Merger Agreement.

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining approval by the Company’s stockholders and the delivery of customary instruments providing for the payoff of the Company’s outstanding indebtedness. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The Merger Agreement contains customary termination rights.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price-to-interest rate changes than many other debt investments. Our investments in fixed-rate assets are generally exposed to changes in value due to interest rate fluctuations, and our floating-rate assets are generally exposed to cash-flow variability from fluctuation in rates. At September 30, 2026, 97.3% of our debt investments bore interest based on floating rates, such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months.

Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest-rate fluctuations. Variable-rate instruments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on SOFR, only if the index is below the floor. As of September 30, 2026, 100.0% of our floating-rate portfolio was subject to interest-rate floors set below the current applicable rate or have no floor. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In addition, our interest expense will be affected by changes in the published interest rates in connection with the Capital One Revolving Financing to the extent it goes above the floor and our 2029 Notes, which were issued on March 30, 2026; however, our 2026 Notes, which were repaid on March 30, 2026, bore interest at a fixed rate. As of September 30, 2026, our floating rate borrowings totaled $104.9 million in principal amount, which represented 100.0% of our outstanding debt.

Based on our investment portfolio as of September 30, 2026, with certain interest rate floors and our financing arrangements at September 30, 2026, a 1.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 2.18% or (0.83)%, respectively, and a 2.00% increase or decrease in interest rates would increase or decrease, as applicable, our net interest income by approximately 4.36% or (1.53)%, respectively.

Although management believes that this analysis is indicative of our existing sensitivity as of September 30, 2026 to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect the net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time lag between a change in the relevant interest rate index and the rate adjustment under the applicable loans or borrowings. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis included herein.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2026, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses relating to compliance with the RIC qualifying income requirements and withholding tax obligations on interest payments under the 2029 Notes, as described herein.

After giving full consideration to the material weaknesses described herein, evaluating their effects on the financial statements, and reflecting the related adjustments, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods and dates presented.

Previously Disclosed Material Weakness Relating to RIC Qualifying Income

As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2026 (the “Q2 2026 Form 10-Q”), management identified a material weakness in internal control over financial reporting relating to the design and operation of controls to identify, evaluate and monitor compliance with the qualifying income requirements applicable to a regulated investment company (“RIC”), such as the Company, under Section 851(b)(2) of the Internal Revenue Code. Subsequent to June 30, 2026, management has taken a number of steps to address the material weakness, including (i) enhancing risk assessment processes and related process-level controls relating to RIC qualifying income requirements, (ii) forming a domestic taxable subsidiary to serve as a tax blocker corporation for investments that may generate non-qualifying income for RIC qualification purposes and (iii) formulating a proposed written accounting policy that would establish procedures for the use of tax blocker corporations for equity investments in entities treated as pass-through entities for tax purposes. Management is continuing to evaluate these actions and other measures to address this material weakness.

Material Weakness Relating to Withholding Tax on the 2029 Notes

The Company did not design and maintain effective controls to identify and evaluate its withholding tax obligations with respect to interest payments on the 2029 Notes which were triggered as a result of the non-US noteholder’s concurrent ownership of more than a certain percentage of the shares of the Company’s common stock. As a result, the Company failed to remit applicable taxes on interest payments made to the holder of the 2029 Notes or to include the required gross up interest that the indenture required as a result of the withholding. This control deficiency created a reasonable possibility that a material misstatement of the Company’s consolidated financial statements, including related tax liabilities and expenses, would not be prevented or detected on a timely basis. Accordingly, management concluded that this deficiency constituted a material weakness in the Company’s internal control over financial reporting.

Although management discovered and corrected for the error for the quarter ended September 30, 2026, the control deficiency resulted in an immaterial misstatement in our condensed consolidated financial statements as of and for the three months ended June 30, 2026.

Remediation Plan for the Withholding Tax Material Weakness

Management is committed to taking actions to remediate the material weakness relating to the Company’s withholding tax obligations on interest payments under the 2029 Notes. The planned remediation measures are expected to include designing and implementing controls to identify and evaluate applicable withholding tax requirements that may arise in unique situations, including concurrent ownership of more than a certain percentage of the shares of the Company’s common stock by non-US noteholders and lenders, with assistance from external tax advisers as appropriate. Management is evaluating the scope and timing of these remediation measures.

Changes in Internal Control Over Financial Reporting

Other than as noted above, management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes during the nine months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the Annual Period ended December 31, 2025 (filed with the SEC on March 30, 2026), except as set forth below. If any such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Risks Related to U.S. Federal Income Tax

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement is satisfied if we derive at least 90% of our income for each taxable year from dividends, interest, gains from the sale of stock or securities or similar sources. We determined that we failed to satisfy this requirement for our short taxable year ended December 31, 2024 and for our taxable year ended December 31, 2025, as a result of gross income allocated to us by Arborworks Acquisition, LLC, an underlying portfolio investment, that did not constitute qualifying income under section 851(b)(2) of the Code. We believe that we are eligible to rely on the cure provisions under section 851(i) of the Code, which permit a RIC to cure a source-of-income failure by disclosing the failure to the IRS and paying an additional tax based on the amount of nonqualifying income. We have submitted a closing agreement request to the IRS seeking confirmation that, having paid the Section 851(i) Tax Liability, we will be treated as having satisfied the source-of-income requirement for the affected taxable years and that our failure to satisfy that requirement did not disqualify us from treatment as a RIC for those affected taxable years. On October 13, 2026, we filed an amended U.S. federal income tax return for our taxable year ended December 31, 2024 and a U.S. federal income tax return for our taxable year ended December 31, 2025. In addition, on October 13, 2026, we paid in full the additional tax (i.e., the Section 851(i) Tax Liability) based on the excess amount of nonqualifying income for our taxable years ended December 31, 2024 and December 31, 2025 in the amounts of approximately $1.2 million and $2.1 million, respectively. There can be no assurance that the IRS will grant the requested closing agreement or agree that our failure was due to reasonable cause and not willful neglect. If the IRS does not grant relief under section 851(i) of the Code as described above, we would fail to qualify as a RIC for the affected taxable years and would become subject to entity-level U.S. federal income tax (and any applicable state and local income taxes) on our taxable income for those years, which could substantially reduce our net assets and the amount available for distribution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we did not issue shares of common stock under our dividend reinvestment plan. Issuances under our dividend reinvestment plan are not subject to the registration requirements under the Securities Act. No cash payments were made for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Dated: November 12, 2026

INVESTCORP CREDIT MANAGEMENT BDC, INC.

By:	/s/ Suhail A. Shaikh

Suhail A. Shaikh
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Andrew Muns

Robert Andrew Muns
Chief Financial Officer
(Principal Financial Officer)